Form 10QSB/A
period 1995-03-31
EUROGAS INC
filed 1996-04-12
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   March 31, 1995

OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to

Commission File Number   33-1381-D

                        EuroGas, Inc.
(Exact name of small business issuer as specified in charter)

             Utah                             87-0427676
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


435 West Universal Circle, Sandy, Utah         84070
(Address of principal executive offices)     (Zip Code)

(801) 255-0862
(Issuer's Telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1995, the Issuer had 27,910,181 shares of its common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes          No  X

Page 1 of _____ consecutively numbered pages.

PART I
FINANCIAL INFORMATION

ITEM 5.  OTHER INFORMATION

EuroGas, Inc. (the "Registrant"), hereby amends and supplements its report on form 10-QSB for the period ended March 31, 1995, by filing financial statements in connection with its acquisition of the remaining interest of Globegas B.V. (formerly McKenzie Methane Poland, B.V.) (a development stage enterprise). In connection with the filing of these financials, it should be noted that the acquisition announced in the original report was not fully completed until October 4, 1995.

The following financial statements are included as part of this statement:

Pro Forma Financial Statements

   Pro forma Condensed Combined Balance Sheet of EuroGas, Inc., and Globegas B.V. as of September 30, 1994 (Globegas statements are as of December 31, 1994)

   Pro forma Condensed Combined Statement of Operations of
EuroGas, Inc., and Globegas B.V. as of September 30, 1994
(Globegas statements are as of December 31, 1994)

   Consolidated Financial Statements and Report of Independent
Registered Auditors of Globegas B.V. (Formerly McKenzie Methane
Poland, B.V.) (A development State Enterprise) December 31, 1994 and 1993

Report of independent registered auditors, Grant Thornton

Consolidated Balance Sheets of Globegas B.V. as of December 31,
1994 and 1993

Consolidated Statements of Operations of Globegas B.V. for the years ended December 31, 1994 and 1993, and the period from inception (June 7, 1991) through December 31, 1994

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993, and 1992, and the period from inception (June 7, 1991) through December 31, 1994

Consolidated Statements of Cash Flows for the years ended
December 31, 1994, 1993, and 1992, and the period from inception
(June 7, 1991) through December 31, 1994; and the notes thereto.

EUROGAS, INC.
Notes to Pro forma Condensed Combined Financial Statements
(Unaudited)

The proforma condensed combined financial statements have been prepared assuming the acquisition of Globegas B.V. by EuroGas as of the beginning of the individual fiscal years of the companies (January 1, 1994 for Globegas and October 1, 1993 for EuroGas).
The pro forma combined statements include the financial statement balances for Globegas at December 31, 1994 and for the year then ended and the financial statement balances for EuroGas at September 30, 1994 and for the year then ended.

(1) To record the acquisition of the remaining ownership interest of EuroGas in Globegas and to adjust the value of Globegas on EuroGas' financial statements to the book value of the net assets of Globegas as follows:

      Net assets of Globegas as of 12/31/94           $   3,203,973
      EuroGas' ownership interest in Globegas                18.22%

      Value of EuroGas' interest in Globegas          $     583,764
      at Globegas' book net asset value

      Historical cost of EuroGas' 18.22%              $  18,550,000
      ownership interest in Globegas

      Adjustment from EuroGas' historical             $ (17,966,236)
      cost to Globegas' net asset value
      Value of remaining Globegas' net asset              2,620,209
      value

      Net adjustment to EuroGas' investment           $ (15,346,027)
      in Globegas

(2) The pro forma consolidated financial statements represent the combination of the financial statements of EuroGas and its wholly-owned subsidiary, Globegas. All intercompany accounts and transactions have been eliminated in the consolidation. The basis for valuation of the net assets of Globegas is the book value of those assets.

(3) Subsequent to the acquisition of Globegas, and as part of a general restructuring, convertible debentures existing as of the audit date of September 30, 1994 were converted into common stock. The conversion of convertible debentures adjusts EuroGas stockholders' equity as follows:

      Stockholders' equity as of 12/31/94             $  (7,556,795)
      Convertible debentures at historical cost          10,541,000
      Stockholders' equity restated for               $   2,984,205
      conversion of convertible debentures

EuroGas, Inc.
Proforma Condensed Combined Balance Sheet

                                       Globegas B.V.
                                       (formerly
                                       McKenzie
                                       Methane
                        EuroGas, Inc.  Poland, B.V.)   Restructuring  Proforma
                        as of 9/30/94  as of 12/31/94  Adjustments    Adjustments
                        (audited)      (audited)       (audited)      (audited)      Combined
ASSETS
Current Assets
  Cash                       51,332           793,795                                  845,127
  Misc. receivables           2,193            16,900                                   19,093
  Materials & supplies                          8,284                                    8,284
  Deferred tax asset          1,052                                                      1,052
  Prepayments                                  22,647                                   22,647
   Total Current Assets      54,577           841,626              0            0      896,203

Long Term Assets
  Investment in
   Globegas, B.V.        18,550,000                      (15,346,027)(1) (3,203,973)(2)         0
  Gas properties                            6,745,050                                6,745,050
  Fixed assets               11,635         2,341,903                                2,353,538
  Accumulated depre-
   ciation                     (388)       (2,446,002)                              (2,446,390)
  Deposits                   70,727                                                     70,727
   Total Longterm Assets 18,631,974         6,640,951    (15,346,027)   (3,203,973)  6,722,925

TOTAL ASSETS             18,686,551         7,482,577    (15,346,027)   (3,203,973)  7,619,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Account payable            11,478           114,050                                  125,528
  Payroll taxes              30,289                                                     30,289
  Current portion,
    long term debt                          2,200,000                                2,200,000
  Accrued expenses                            226,880                                  226,880
  Unsecured notes
    payable                                   447,201                                  447,201
  Taxes payable                             1,231,613                                1,231,613
   Total Current
     Liabilities             41,767         4,219,744              0              0  4,261,511

Long Term Liabilities
  Due to related parties    313,500            58,860                                  372,360
  Convertible debentures 10,541,000                                                 10,541,000(3)
  Deferred tax liability      1,052                                                      1,052
    Total Long Term
     Liabilities         10,855,552            58,860              0              0  10,914,412
  Total Liabilities      10,897,319         4,278,604              0              0  15,175,923

Stockholders' Equity
  Common stock               26,794            25,007      2,620,209(1)     (25,007)(2) 2,647,003
  Add'l paid in capital   7,982,889        11,282,795                  (11,282,795)(2) 7,982,889
  Cumulative foreign
   currency adjustment                        (67,872)                     (67,872)(2)         0
  Retained earnings
   deficit                 (220,451)       (8,035,957)   (17,966,236)    8,035,957(2) (18,186,687)
   Total Stockholders'
    Equity                7,789,232         3,203,973    (15,346,027)   (3,203,973)   (7,556,795)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY     18,686,551         7,482,577    (15,346,027)   (3,203,973)   7,619,128

EuroGas, Inc.
Proforma Condensed Combined Statement of Operations

                                       Globegas B.V.
                                       (formerly
                                       McKenzie
                                       Methane
                        EuroGas, Inc.  Poland, B.V.)   Restructuring  Proforma
                        as of 9/30/94  as of 12/31/94  Adjustments    Adjustments
                        (audited)      (audited)       (audited)      (audited)      Combined
REVENUES
  Interest Income                 198          18,562                                  18,760
  Foreign exchange
   gains                                       83,422                                  83,422
    Total Revenues                198         101,984              0            0     102,192

COSTS AND EXPENSES
  Depreciation and
    valuation allow               388         614,393                                 614,781
  General & Adminis.          180,109       1,087,913                               1,268,022
  Interest expense                            316,330                                 316,330
  Other expense                               132,975                                 132,975
  Restructuring exp.                                     (17,966,236)(1)           (17,966,236)
    Total Costs & Exp.        180,497       2,151,611    (17,966,236)           0 (15,634,128)

LOSS BEFORE TAXES            (180,299)     (2,049,627)    17,966,236            0  15,736,128

INCOME TAXES                                  154,656                                 154,656

NET LOSS                     (180,299)     (2,204,283)    17,966,236            0  15,581,654

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

                                                      December 31,

ASSETS                                             1994          1993
CURRENT ASSETS
     Cash and cash equivalents              $   793,795   $   166,206
     Sundry debtors                              16,900        31,491
     Materials and supplies                       8,284        55,373
     Prepayments                                 22,647        39,287

     Total current assets                       841,626       292,357

PROPERTY AND EQUIPMENT - AT COST
     Gas properties not subject to
       amortization, at cost using the full
       cost method of accounting              6,745,050     5,094,626
     Other property and equipment             2,341,903     2,156,433
                                              9,086,953     7,251,059
     Less accumulated depreciation and        2,446,002     1,831,609
       valuation allowance
                                              6,640,951     5,419,450

                                            $ 7,482,577   $ 5,711,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable - trade               $   114,050   $   159,858
     Current maturities of long-term debt     2,200,000     2,200,000
     Accrued expenses                           226,880         4,100
     Unsecured notes payable                     447,201       283,772
     Taxes payable                            1,231,613     1,076,957
     Due to related parties                      58,860       104,230

     Total current liabilities                4,278,604     3,828,916

COMMITMENTS                                         --             --

STOCKHOLDERS' EQUITY
     Common stock - $57.80 par value;
       authorized 2000 shares; issued
       and outstanding 442 shares in 1994
       400 shares in 1993                        25,007        23,120
     Contributed capital                     11,282,795     7,675,624
     Cumulative foreign currency
       translation adjustment                   (67,872)       16,181
     Deficit accumulated in the
       development stage                     (8,035,957)   (5,831,674)

     Total stockholders' equity               3,203,973     1,882,891

                                            $ 7,482,577   $ 5,711,807

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Period from
                                                          June 7, 1991
                                                          (inception)
                                                          through
                                Year ended December 31,   December 31,
                               1994       1993      1992          1994
Revenues
   Interest income       $   18,562  $ 239,423 $   3,689   $   269,986
   Foreign exchange
    gains                    83,422     72,810          -      211,676
                            101,984    312,233     3,689       481,662

Costs and expenses
   Impairment of gas
    properties                    -    969,101          -      969,101
   Depreciation and
    valuation allowance     614,393    588,345    257,279    1,479,901
   General &
     administrative       1,087,913  1,614,116    189,223    3,581,548
   Foreign exchange
    losses, net                   -          -    263,336      290,137
   Interest                 316,330    258,797          -      575,127
   Other                    132,975    105,166     16,902      390,192
                          2,151,611  3,336,296    726,740    7,286,006

LOSS BEFORE TAXES         2,049,627  3,223,292    723,051    6,804,344

INCOME TAXES                154,656    140,004    910,312    1,231,613

     NET LOSS          $ 2,204,283 $ 3,363,296 $1,633,363   $8,035,957

Net loss per share     $  5,324.36 $  8,408.24 $ 4,083.41   $19,890.98

Weighted average
 outstanding shares            414         400        400          404

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 1994, 1993, and 1992 and the period from
June, 1991 (inception) through December 31, 1994
                                                                                   Total
                                                                    Deficit        Capital
                                                      Cumulative    Accumulated    & Stock
                      Capital  Stock     Contributed  Translation   Development    Holders
                      Shares    Amount   Capital      Adjustment    Deficit        Equity
Balance at 6/91             -  $       - $          -  $         -   $         - $         -
(inception)
Contributed capital         -          -    3,675,264            -             -   3,675,264
Net loss                    -          -            -            -      (835,015)   (835,015)

Balance Jan. 1, 1992        -          -    3,675,264            -      (835,015)   (835,015)

Issuance of capital
  stock                    400    23,120            -            -      (835,015)  2,840,249
Net loss                    -          -            -            -    (1,633,363) (1,633,363)
Foreign currency trans-
  lation adjustment         -          -            -         (382)            -        (382)
Balance Dec. 31, 1992      400    23,120    3,675,264         (382)   (2,468,378)  1,229,624
Contributed capital         -          -    4,000,000            -             -   4,000,000
Foreign currency trans-
  lation adjustment         -          -            -       16,563             -      16,563
Net loss                    -          -            -            -    (3,363,296) (3,363,296)

Balance Dec. 31, 1993      400    23,120    7,675,264       16,181    (5,831,674)  1,882,891

Issuance of additional
  shares of capital
  stock                     42     1,887    3,607,531            -             -   3,609,418
Foreign currency trans-
  lation adjustment         -          -            -      (84,053)            -     (84,053)
Net loss                    -          -            -            -    (2,204,283) (2,204,283)

Balance Dec. 31, 1994      442  $ 25,007  $11,282,795  $   (67,872)  $(8,035,957) $3,203,973

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASHFLOWS
                                                                                Period from
                                                                                June 7, 1991
                                                                                (inception)
                                                                                Through
                                             Year Ended December 31,            December 31
                                      1994            1993            1992            1994
Net loss                     $  (2,204,283)  $  (3,363,296)  $  (1,633,363)  $  (8,035,957)
Adjustments to reconcile
  net loss to net cash used
  in operating activities

Impairment                               -         969,101               -         969,101
Depreciation & amortization        614,393         588,345         257,279       1,479,901
Decrease (increase) in
  sundry debtors                    11,593           9,426          91,499         112,331
Decrease (increase) in
  materials & supplies              43,652          12,025          63,140          (7,517)
Decrease (increase) in
  prepayments                       13,540          10,728         (81,409)        (57,141)
(Decrease) increase in
  accounts payable                 (63,616)       (143,284)       (401,593)       (194,805)
Increase (decrease) in
  accrued expenses                223,457         (21,815)         39,793         241,802
Increase (decrease) in
  taxes payable                    154,656         140,004         910,312       1,231,613

Net cash used in operating
  activities                    (1,206,608)     (1,798,766)         77,436      (3,871,062)
Cash flows from investing
  activities
  Payments for gas properties   (1,650,424)     (1,951,464)     (1,850,442)     (6,745,050)
  Capital expenditure for
    other property and equip.     (185,470)       (186,835)       (110,599)     (2,341,903)

Net cash used in investing
  activities                    (1,835,894)     (2,138,299)     (1,961,041)     (9,086,953)
Cash flows from financing
  activities
Proceeds from related party
  borrowings                       286,339       1,516,264       1,455,026       5,604,037
Repayment of related party
  borrowings                      (331,709)     (3,665,160)              -      (5,545,177)
Proceeds from issuance of
  long-term debt                         -       2,200,000               -       2,200,000
Proceeds from issuance of
  notes payable                    163,429         114,804         168,968         447,201
Proceeds from issuance of
  stock and capital
  contributions                  3,609,418       4,000,000          23,120       11,307,802

Net cash provided by
  financing activities           3,727,477       4,165,908       1,647,114       14,013,863
Effect of exchange rate on
  cash                             (57,386)        (66,456)        (20,112)        (262,053)

NET INCREASE(DECREASE) IN
CASH AND CASH EQUIVALENTS          627,589         162,387        (411,475)         793,795
Cash and cash equivalents
  at beginning of year             166,206           3,819         415,294                -

Cash and cash equivalents
  at end of year              $    793,795    $    166,206      $    3,819     $    793,795

Supplemental information:   no interest or tax payments have been made since
inception.

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant policies consistently applied in the preparation of the accompanying financial statements follows.

1.   Description of Business and Principles of Consolidation

On August 2, 1994 MCK Development entered into an agreement with Energy Global AG (EGA), a subsidiary of Eurogas, Inc., to sell all of the outstanding shares of Globegas B.V. The agreement provides for the acquisition to be on an installment basis which has resulted in 100% ownership of Globegas BV by EGA as of October 4, 1995. Effective August 25, 1995, Globegas B.V. changes its name from McKenzie Methane Poland B.V.

The consolidated financial statements include the accounts of Globegas B.V. and its two Polish subsidiaries - Pol-Tex Methane Sp. zo.o (PTM) and McKenzie Methane Rybkin Sp. zo.o (MMR). Globegas B.V. (the Company) is a Dutch holding company. PTM was formed with the state owned Jastrzebska Spolka Weglowa Spolka Akcjna (JSWSA) who hold a 15% interest and MMR was formed with the state owned Rybnicka Spolka Weglowa Spolka Akcjna (RSWSA) who holds a 15% interest. PTM has obtained a 35 year concession for exploration from the Polish Ministry of Environmental Protection of Natural Resources and Forestry and is in the process of developing coal bed methane gas reserve in the Upper Silesian
Coal Fields of Poland. The Company began methane gas exploration in 1991. It is devoting substantially all of its efforts to exploring and developing the methane gas reserves. However, proved reserves have not been established. MMR has no current activities. Intercompany accounts and transactions have been eliminated in consolidation. As operating losses in PTM applicable to the minority interest (JSWSA) exceed the minority interest's share capital, all the losses have been charged to PTM and included in the accompanying financial statements.

2.   Development Stage Enterprise

The Company's operating subsidiary has devoted substantially all of its efforts to exploring for and development of coal bed methane gas reserves. Commercial production has not commenced at December 31, 1994.

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

3.   Gas Properties Not Subject to Amortization

The full cost method of accounting is used to account for gas properties. Under this method of accounting all costs incidental to the acquisition, exploration, and development of properties are capitalized and amortized using the units of production method. These costs include costs of drilling and equipping wells, as well as directly related overhead costs which includes the costs of company owned equipment. At December 31, 1994, a determination cannot be made about the extent of methane gas reserves that should be classified as proven reserves. Consequently, the associated properties have not yet been amortized. The Company expects to begin gas production in 1997. These costs are evaluated periodically for impairment and if an impairment is indicated, the costs are charged to operations. Due to drilling in certain areas for which the Company did not have its concession confirmed and currently has no rights to future production, impairment has been deemed to occur and the capitalized costs and certain properties are included in costs and expenses in the accompanying statement of operations for the year ended December 31, 1993.

Costs incurred for gas properties consist of the following:

                                                    Acquisition and
Period Incurred                                     Exploration Costs
Year ended December 31, 1994                        $   1,650,424
Year ended December 31, 1993                            1,951,464
Year ended December 31, 1992                            1,850,442
Period from June 7, 1991 to December 31, 1991           1,292,720

                                                    $   6,745,050

All the Company's gas properties are located in Poland.  The
Company had the following capitalized costs relating to gas properties at December 31,

                                            1994             1993
Unevaluated gas properties          $  5,775,949     $  4,125,525
Proved gas properties                    969,101          969,101

                                       6,745,050        5,094,626
Less accumulated valuation allowance     969,101          969,101

                                    $  5,775,949     $  4,125,525

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

4.   Depreciation

Depreciation is provided on a straight-line basis over the estimated useful lives, at the following rates:

Buildings                      40 years
Equipment and vehicle          3 to 5 years

5.   Loss Per Share

Loss per share is calculated using the weighted average number of shares outstanding during each year. Common stock equivalents result in negative dilution and have not been included in the calculation.

6.   Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1994 and 1993 $64,489 and $113,263 respectively were held by banks in Poland. The Company would incur certain costs if the cash were to be transferred out of Poland.

7.   Foreign Currency Translation

The financial statements of the Company are measured using the local currency, the Dutch Guilder, as the functional currency. The consolidated balance sheet accounts are translated into U.S. dollars at the year-end rates of exchange and the consolidated balance statements of operations items are translated at the weighted average exchange rates for the year. Accordingly, the effect of translating the Company's financial statements into U.S. dollars is recorded as a separate component of stockholders' equity. Foreign exchange adjustments attributable to the financial statements of the Company's subsidiaries, due to the highly inflationary Polish economy in which they operate, are reflected in the operating statement

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

8.   Date of Inception - Stock Agreement

The Company was formed under an agreement dates June 7, 1991.
The Company was "in formation" until the stock was formally issued in July 1992.

The June 7, 1991 agreement identified a former investor as a 50% owner. The agreement also required the former investor to make cash contributions up to $20,300,000 for funding of the Polish methane gas exploration. Of the $20,300,000 required contribution, the former investor only made cash contributions prior to March 1992 of $3,675,264. When the stock was issued in July 1992, due to the unfulfillment of the former investor's required cash contributions, he was not issued shares of stock. Instead, the amount is included as capital contribution.

9.  Income Taxes

Deferred taxes and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax cases at enacted tax rates when such amounts are expected to be realized or settled.

NOTE B - REALIZATION OF ASSETS

At December 31, 1994, current liabilities exceeded current assets by $3,436,978 and the Company had loses of $8,035,957 accumulated since inception in July 1991. The Company is considered a development stage company as defined by Statement of Financial Accounting Standard No. 7, having not commenced planned principal operations. Activities have been limited to exploration activities with no significant production of methane gas to date. Realization of the amounts included in gas properties is dependent on the Company developing sufficient quantities of proven and probable reserves of methane gas. If exploration activities prove to be unsuccessful, all or a portion of the gas properties not subject to amortization will be charged to operations. These factors raise substantial doubt about the ability of the Company to continue in it current form. In order to continue, the Company will need to raise debt and equity capital to meet the short and long term obligations of the Company and to fund the exploration and development of proven reserves of methane gas on concessions currently held by the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

NOTE C - OTHER PROPERTY AND EQUIPMENT

Other property and equipment consists of the following at
December 31,:
                                            1994             1995

Buildings and land                  $    254,440     $    254,440
Drilling rigs and related equipment    2,087,463        1,901,993

                                       2,341,903        2,156,433
Less accumulated depreciation          1,476,901          862,508

                                    $    865,002     $  1,293,925

NOTE D - LONG-TERM DEBT

Long-term debt payable at December 31, 1994 and 1993 is as follows:

                                                        December 31,
                                                   1994             1995
Note payable to OMV Aktiengesellschaft,     $ 2,200,000      $ 2,200,000
  an Austrian company, with interest at
  7% repayable $400,000 due March 31,
  1995 and subsequent quarterly install-
  ments of $260,000 plus interest begin-
  ning July 1, 1995.  The note is denom-
  inated in U.S. dollars.  The note is
  secured by certain drilling equipment,
  office equipment, and land and buildings.
  The note contains an option OMV can
  exercise to purchase 25% of Pol-Tex
  Methane Sp. zo.o should the Company
  default on the repayment of the note.
                                              2,200,000        2,200,000

          Less Current Maturities             2,200,000        2,200,000

                                            $         -      $         -

The Company has not made the quarterly repayments as required by the terms of the note payable to OMV. As a result, the Company is in default, and accordingly, the whole amount of the note has been classified as current in the accompanying balance sheet. OMV has not exercised their option to purchase PTM

Globegas B.V. (formerly McKenzie Methane Poland, B.V.)
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994, 1993, and 1992

NOTE E - UNSECURED NOTES PAYABLE

                                                        December 31,
                                                   1994             1993
Unsecured notes payable to employee,
  denominated in US. dollars, payable
  on demand with interest rate at 12.5%         290,206          164,804

Unsecured note payable to former director,
  denominated in U.S. dollars, payable
  in March 1995 with interest rate of 10%       108,027           70,000

Other                                            48,968           48,968

                                             $  447,201       $  283,772

NOTE F - INCOME TAXES

                                                       December 31,
                                             1994         1993         1992
The provision for income tax expense,
all current, consists of the following:
   Dutch domestic income tax              154,656      140,004      910,312

Deferred tax assets are comprised of
the following:
   Tax loss carry forwards                264,000      167,000       78,000
   Less valuation allowance              (264,000)    (167,000)     (78,000)

                                        $       -    $       -     $      -

The net charge in the deferred tax valuation allowance was $97,000 and $89,000 for the years ended 1994 and 1993, respectively. At
December 31, 1994 PTM had tax loss carry forwards of approximately $264,000 in Poland, expiring at various dates through 1997.

Dutch Domestic income tax is assessed at various rates on foreign exchange gains, gains on the sale of property and equipment and interest income.

NOTE G - RELATED PARTY TRANSACTIONS

A stockholder and director of the Company provides various administrative services through a company for which he is an employee. The payments for these services in the years ended December 31, 1994 and 1993 were approximately $194,000 and $237,000, respectively.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts range from six months to three years and will continue until either party to the contract gives notice to terminate.

Current future commitments under these contracts is as follows:

     Payable in 1995                     $     876,400

     Payable in 1996                           720,400

     Payable in 1997                           445,233

                                         $   2,042,033

Dutch law requires the annual statutory filing of financial statements with the Chamber of Commerce in the Netherlands. The Company has only filed through the year ended December 31, 1992 and as a result could incur a maximum penalty of $5,000. The Company has not filed Dutch income tax returns through the year ended December 31, 1993. As these returns are past due, interest charges amounting to $23,327 in 1994 and @2,148 in 1993 have been accrued in the accompanying financial statements.

NOTE I - SUBSEQUENT EVENT

On August 9, 1995, the Company's parent, Eurogas, Inc. was served a formal order of private investigation by the U.S. Securities and Exchange Commission (SEC). To date, the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SE or its staff that any violations of law have occurred.

The Company is not in compliance with its concession agreement with the Polish Ministry of Environmental Protection of Natural Resources and Forestry. The agreement provides for the Company to meet an investment timetable over the period of development. The Company has applied to the Ministry for an extension of the timetable and management believes that this extension will be granted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EUROGAS, INC.

Date:  March 27, 1996                  By  /s/ Hank Blankenstein
                                         Hank Blankenstein
                                         Secretary/Treasurer