Form 10KSB
period 1995-12-31
EUROGAS INC
filed 1997-02-03
CIK 783209

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended  December 31, 1995

                       Commission file number  33-3492-D

                                 EuroGas, Inc.
                 (Name of small business issuer in its charter)

                  Utah                            87-0427676
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

942 East 7145 South, #101A, Midvale, Utah           84047
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number       (801) 255-0862

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class     Name of each exchange on which registered
               None                          None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /
                                                                         --
No /x/

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

     State Issuer's revenues for its most recent fiscal year. The Issuer had no revenues for the year ended December 31, 1995.

     The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $125,000,000 computed at the closing bid price as reported by the OTC Electronic Bulletin Board for the Issuer's common stock of $4.625 as of January 27, 1997.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. The Issuer had 49,043,862 shares of its common stock, par value $0.001 per share, issued and outstanding as of January 27, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933, as amended. The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

     Transitional Small Business Disclosure Format (check one):  Yes /  /
                                                                      --
No /x/


                               TABLE OF CONTENTS

Item Number and Caption                                           Page


PART I
1. & 2.   Description of Business and Properties                     3

3.        Legal Proceedings                                         18

4.        Submission of Matters to a Vote of Security Holders       19


PART II

5.        Market for Common Equity and Related Stockholder Matters  20

6.        Management's Discussion and Analysis or Plan of Operation 21

7.        Financial Statements                                      24

8.        Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                       24


PART III

9.        Directors, Executive Officers, Promoters and Control
          Persons; Compliance With Section 16(a) of the
          Exchange Act                                              25

10.       Executive Compensation                                    28

11.       Security Ownership of Certain Beneficial Owners and
          Management                                                31

12.       Certain Relationships and Related Transactions            33


PART IV

13.       Exhibits and Reports on Form 8-K                          37

14.       Signatures                                                40

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                     PART I


            ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

TIMING OF REPORT

     This report on Form 10-KSB is being filed in January 1997 by EuroGas, Inc. (the "Company"), for its fiscal year ended December 31, 1995. The Company has not filed any reports required to be filed pursuant to section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since the quarterly 10-QSB for the Company's fiscal quarter ended March 31, 1995, except for two interim reports on Form 8-K dated December 18, 1995, and July 12, 1996. The Company's former year end was September 30, and the Company last filed a report on Form 10-KSB for the year ended September 30, 1994, although it filed reports on Form 10-QSB for the quarters ended December 31, 1994, and March 31, 1995. The Company has adopted the December 31 fiscal year end of GlobeGas B.V. ("GlobeGas"), which was determined to be the acquiring corporation for financial reporting purposes in the reorganization between the Company, GlobeGas, and Energy Global A.G. ("Energy Global"). (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and Note 1 to the Financial Statements.)

     This report includes audited consolidated balance sheets as of December 31, 1995 and 1994, and audited consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three years then ended, and the discussion of financial matters herein is primarily based on such audited financial statements. However, this report also contains certain information about the subsequent development of the business of the Company and its current activities through January 1997, although this subsequent information is not based on audited financial statements since such financial statements for the periods subsequent to December 31, 1995, have not been completed or audited.
The Company is currently seeking to complete and file its periodic reports due for the periods subsequent to December 31, 1995.

GENERAL

     The Company is engaged in the exploration for coal bed methane gas in Poland and natural gas in Slovakia and the Czech Republic. The Company holds hydrocarbon concessions or is a joint venturer with entities that hold hydrocarbon licenses granted by governmental agencies in Poland, Slovakia, and the Czech Republic. The Company's interest in Eastern Europe is based on the encouragement provided by the national governments for the development of these resources and the fact that natural gas generally sells in Europe at substantially higher prices than in the United States.

     In August 1991, the United States Environmental Protection Agency (the "EPA") and the United States Agency for International Development ("AID") published a joint study on the possibility of economic recovery of the methane gas associated with Poland's extensive hard coal reserves. The joint study concluded that coal bed methane was an abundant underdeveloped natural gas resource in Poland and that the development and exploitation of this resource would provide a much less environmentally harmful source of energy for Poland than its extensive reliance on coal. The joint study stated that the potential methane reserves were significant, estimating a total methane resource associated with all coal mine concessions (both active and inactive mines) at in excess of 1.3 trillion cubic meters. Shortly thereafter, Poland began to solicit bids for concessions to explore for coal bed methane gas.

     In January 1993, the Company's wholly-owned subsidiary, Pol-Tex Methane, Sp. z.o.o. ("Pol-Tex"), was awarded exploration rights for coal bed methane gas in the Upper Silesian Coal Basin in Poland (the "Pol-Tex Concession"). In September 1993, the Company's wholly-owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA to form McKenzie Methane Ribnik Sp. z.o.o. ("MMR") to exploit a second concession located in the Upper Silesian Coal Basin. In March 1996, the Company's 85%-owned subsidiary, McKenzie Methane Jastrzebie Sp. z.o.o. ("MMJ"), entered into a joint venture agreement for a third concession in the same area. These three concessions (the "Polish Concessions") cover approximately 92,000 acres in south central Poland. The Company is currently negotiating to sell the assets associated with its Pol-Tex Concession to Texaco. (See the discussion under "Activities in Poland" below.)

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. (See discussion under "History" below.) The Company is primarily interested in developing the Slovakian project but has also proceeded with work in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Joint Venture") with NAFTA Gbely a.s. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin (see discussion under "Activities in Slovakia" below), a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit which expires April 24, 1999. The Slovakian Joint Venture recently completed one test well and has commenced a second test well. (See discussion under "Activities in Slovakia" below.)

     Danube also holds the right to earn a 25% to 50% interest in a joint venture (the "Czech Joint Venture") with Moravske Naftove Doly a.s. ("MND") which holds two licenses to explore for, develop, and produce natural gas from an approximately 40,180 acre area located in the Zdanice area about 40 kilometers southeast of the city of Brno in the Czech Republic (see discussion under "Activities in Czech Republic" below). Recently, certain disputes have arisen over the operation of the Czech Joint Venture with MND. (See "ITEM 3. LEGAL PROCEEDINGS.") Based on previous activities by others, including drilling and testing in the license areas, management of the Company believes that portions of this area have the potential for natural gas production.

     In connection with obtaining its concessions and its interest in the joint ventures, negotiating and completing the acquisition of businesses and related interests, completing exploration work to date, and funding the ongoing activities of the Company, the Company had accumulated losses of approximately $13,900,000 and a stockholders' deficit of approximately $2,900,000 through December 31, 1995. The Company's independent auditor's report for the year ended December 31, 1995, contains a qualification as to the ability of the Company to continue as a going concern. The Company anticipates that the independent auditor's report for the year ended December 31, 1996, will contain a similar qualification. Due to the substantial drilling and exploration commitments of the Company, the Company expects that it will continue to incur losses and that its accumulated deficit will increase. The Company has not had revenues and does not currently have established production or proved reserves. The Company has funded its cash flow requirements to date through a series of equity and debt transactions. There can be no assurance that this source of funding will continue to remain available to the Company. If available, there is no assurance that it will provide the level of financing necessary for the Company to meet its business objectives or even the Company's existing obligations. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

     When used herein, the "Company" includes EuroGas, Inc., and its wholly-owned subsidiaries, Danube and Energy Global, and the subsidiaries of each of these subsidiaries, including GlobeGas, Pol-Tex, MMR, MMJ, Danube International Petroleum Company B.V. ("Danube Netherlands"), Danube International Petroleum Company, A.S. ("Danube Czech"), and Danube International Petroleum Company, A.S. ("Danube Slovakia"). (Also see the discussion under "History" below.)

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-KSB contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in place reservoirs of hydrocarbons, the successful addressing of technical problems in competing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.

ACTIVITIES IN POLAND

General

     The Company believes that Poland offers an attractive environment in which to explore for and develop methane gas. The Republic of Poland is bordered on the north by the Baltic Sea and Russia, on the west by Germany, on the south by the Czech Republic and Slovakia, and on the east by Lithuania, Belarus, and Ukraine. Poland is comprised of approximately 120,000 square miles, with a population of approximately 40 million people. Between 1945 and 1989, Poland's communist political and economic systems were directly influenced by the former Soviet Union. In 1989, Poland peacefully asserted its independence, adopted a new constitution which established a parliamentary democracy, and began its transition to a market based economy.

     Poland has one of the fastest growing economies in Eastern Europe. According to a report published in the June 15, 1996, issue of the Economist, Poland's gross domestic product grew by an estimated 7% in 1995, compared to 5% for the Czech Republic, 1.5% for Hungary, and a negative 4% for Russia. One of the most important elements of Poland's economic growth has been the country's development of an entrepreneurial private sector. In 1993, private enterprises employed 58.9% of Poland's work force as compared to 33.3% in 1989. Poland's international trade has also undergone significant change since Poland gained its independence. For example, in 1986, the former Soviet Union accounted for 33% of Poland's imports and 28% of its exports. By 1993, these figures had decreased to 4.6% and 5.5%, respectively, while the countries of the European Union purchased 71.3% of Poland's exports and provided 63.9% of its imports. Foreign investments in Poland between 1989 and 1995 were approximately $6.8 billion.

     Coal bed methane gas production has been occurring for some time in the United States and has drawn attention recently in Poland due in part to the joint EPA/AID study. The Polish Concessions were originally pursued by management of GlobeGas as they realized that there was a growing demand in Europe for this type of gas which is a cleaner and more efficient source of energy than coal. The Polish government adopted the position that production of the potential methane reserves would not only benefit the country economically but could also significantly reduce air pollution and acid rain in the country.

     Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The "heavy hydrocarbons" are typically sold separately. The remaining gas constitutes "dry gas" composed of methane and ethane. Once produced and separated there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     According to reports published by the Polish Oil and Gas Company, Poland imported approximately 80% of its natural gas consumption in 1994. Poland has an extensive collection pipeline network readily accessible to it which should facilitate the transmission and sale of any gas the Company does discover.

The Polish Concession

     The Pol-Tex Concession held by the Company is located in south central Poland, in the Rybnik Coal District in the Upper Silesian Coal Basin as shown on the map on the following page. The map also shows the Company's proposed drilling program for the Pol-Tex Concession, which will no longer be effective if the proposed transaction with Texaco is completed.

[Graphic contained in original consisting of map depicting the general location of the Pol-Tex Concession in Poland, the boundaries of the Concession, the Rybnik Coal District, and the proposed drilling program.]

     The Upper Silesian Coal Basin is a 5,800 square kilometer area located in south central Poland which contains approximately 87% of the total coal reserves in Poland and which dominates Poland's annual hard coal production. The joint EPA/AID study estimated that in 1988, more than a billion cubic meters of methane gas was liberated in connection with the coal mining activities in the Upper Silesian Basin and that the developed deposits (active coal mines and coal mines then under construction) contained 369 billion cubic meters of in place resource.

     The Pol-Tex Concession is reviewed by a branch of the Polish government on an annual basis for compliance with applicable mining and other laws and the terms of the Concession. Pol-Tex was required to spend approximately $2,918,000 on further exploration by March 31, 1997, of which approximately 80% has been spent by the Company to date. This is in addition to approximately $7,037,244 spent by the Company through December 31, 1995, in exploration and geophysical work on this Concession. This Concession was originally held by a joint venture with Jastrzebska Spolka Weglowe SA, an arm of the Polish government which held a minority interest in the Concession. The Company acquired this minority interest in May 1996, and now holds 100% of the Concession.

     Since commencing exploration work on the Pol-Tex Concession in 1991, a total of 12 wells have been drilled to the top of the coal-bearing Carboniferous Formation and casing set in connection with the Company's pilot program to establish the recoverability of the methane resource. Eight additional wells have been drilled into the coal-bearing section and production casing has been set on these wells. Pol-Tex has also cored one well into the coal-bearing section. One of these wells was successfully hydrologically fractured by Halliburton, Inc., in December 1994, and continues to flow, with the methane gas being currently flared. In addition to this well, the Company has five to six wells that have been prepared and, in the opinion of the Company, justify the expense of hydrologically fracturing to determine the recoverability of the methane.

     The wells in this area are drilled to a depth of approximately 4,500 feet. The management and technical staff operating and managing the project have significant experience in drilling and completing hydrocarbon wells. This project has been staffed by approximately 15 professionals, geologists, and engineers and 35 field workers.

     The concession rights allow for exploration and production in Poland of coal bed methane and the sale of any methane that might be produced both in Poland and abroad, although the Company is required to give sales in Poland first priority if such sales can be made at equivalent prices. The concessions are located 20 miles south of Katowice and some 190 miles southwest of Warsaw. All production is subject to a 6% to 9% royalty payable to the Polish government.

     Since it has not yet established production or reserves in Poland, the Company has not negotiated contracts to sell any methane that may be produced nor entered into agreements with the owners of pipelines to transport the methane gas to the necessary markets. In addition, the Company has not established the recoverability of the methane in place or the possible duration of any production that might be established. In order to enter into production, the Company will need to complete the necessary well head and transmission pipeline connections. The Company will also need to establish the "lifting," or production costs, of any recoverable methane that may be discovered. Until all the foregoing have been resolved, the Company will not know if the exploitation of any methane reserve that may be in place will be sufficiently economically beneficial to justify the Company's considerable capital costs or to even justify the production of the methane. If the Company completes a transaction with Texaco as described below, Texaco would become the operator of the Pol-Tex Concession and pursue exploration, recovery, and sale of gas, if warranted, rather than the Company. The Company does intend to commence exploring the possibilities of work on the MMJ and MMR Concessions in 1997.

     As a result of the significant costs associated with establishing commercial production, transmission, and marketing of methane gas from the Polish coal beds and the limited financial resources available to the Company, management decided to seek a relationship with a significant industry partner. Pursuant to this decision, the Company is currently involved in negotiations with Texaco Sp. z o. o. ("Texaco") regarding its coal bed methane gas interests in Poland. Texaco is the Polish subsidiary of Texaco, Inc. The Company granted Texaco the exclusive right to negotiate with it concerning the Poland interests through January 31, 1997, and has recently granted an extension through February 14, 1997. Over the past few months, Texaco has performed a considerable amount of work concerning the concessions held by Pol-Tex, including a legal review of all documents related to Pol-Tex, a third-party commercial audit of Pol-Tex, an environmental base line study of well locations drilled by Pol-Tex, and extensive technical, geological, and engineering studies. In addition, Texaco has reviewed Pol-Tex's 1996 and 1997 drilling and testing program and is preparing cost estimates for rig refitting and upgrading. The parties have had preliminary meetings with the Ministry of Environmental Protection of Natural Resources and Forestry of Poland to explore the possibility of a transfer of the concession rights to Texaco. While no agreement with Texaco has been reached, detailed negotiations are continuing. Under the proposed terms of the agreement, Texaco would acquire substantially all of the assets of Pol-Tex, in exchange for a cash payment, exploration and drilling commitments, and a net profits interest payable to the Company on production from the Pol-Tex Concession. Texaco would become the owner and operator of the Pol-Tex Concession and would hold a first right of refusal to acquire the Company's other Polish concessions, in the event that the parties are able to complete this transaction.

ACTIVITIES IN SLOVAKIA

     Slovakia was until recently part of Czechoslovakia. On January 1, 1993, the Czech Republic and Slovakia emerged as separate independent nations. Slovakia is bounded on the north by Poland, on the east by Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately 5.5 million people. Slovakia has not been as quick to adopt free market reforms as Poland and the Czech Republic and the former communist party, Party of the Democratic Left, remains a major political force. Slovakia is a member of the International Monetary Fund and the European Bank for reconstruction and development and an associate member of the European Union. Bratislava is the capital of Slovakia and its largest city.

     The main economic segments of Slovakia are agricultural and manufacturing. Various foreign companies have located manufacturing plants in Slovakia, taking advantage of skilled, cheap professionals and other labor, as well as the close proximity to "Western" Europe. A prime example of this is Volkswagen A.G., which has located manufacturing facilities in Slovakia. Energy in Slovakia is provided by massive gas and oil imports from countries formerly a part of the Soviet Union. Domestic production of oil and gas cover only a small percentage of Slovakia's energy needs.

     There are currently seven producing gas fields in the East Slovakian Basin, a large geographical region in which the Company's joint venture interests are located, although the Company does not currently have any producing wells or reserves. Based on tested gas or gas shows over thick columns (up to 1,000 meters thick) in wells located in the south and west of the currently producing fields near the Czech Joint Venture's interests, management of the Company believes that large areas of the East Slovakian Basin hold the potential for a thick column filled with tight gas similar in nature to regional gas traps in some parts of North America.

Slovakian Joint Venture

     The activities of the Slovakian Joint Venture with NAFTA are conducted pursuant to a three year exploration permit granted on April 24, 1996. As it continues its exploration and development on the area subject to the License, the Joint Venture will require additional permits that have not yet been granted. Prior to the Company acquiring its interest in the Slovakia Joint Venture, 11 wells were drilled in the area covered by the License between 1960 and 1982. All of these wells had gas shows, though none were completed for commercial production. The Company believes that new wells can be drilled offsetting the old wells that, if they have similar gas shows, can be completed with routine techniques that now exist for the recovery of gas from these types of formations.

     Maps showing the location of the Company's natural gas interests in Slovakia and the Czech Republic and a detail of natural gas occurrence the East Slovak Basin are set forth on the following pages.

[Graphic contained in original consisting of two maps, one depicting the general location of the areas of mutual interest subject to the joint venture agreements in Slovakia and the Czech Republic, and the second depicting the location of the areas of mutual interest in Slovakia vis-a-vis existing gas fields.]

     The Slovakian Joint Venture has recently drilled its initial well, Trebisov 5R, which encountered a 980 meter thickgas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep). In December of 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMcf") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a flowing pressure of 275 psi. The tests were preliminary and were conducted prior to the cleaning up of the well and removing water from the well. The Company intends to continue testing and, if justified, hopes to start production from this well during the spring of 1997.

     The Company has commenced an additional test well, Trebisov 8, located approximately 1.2 kilometers northwest of Trebisov 5, that is designed to test an adjoining fault lock. Total depth on this well is targeted for approximately 2,250 meters.

     Under the terms of the agreement which governs the Slovakian Joint Venture, the Company is obligated to provide 75% ($4,980,000) of the projected initial test phase funding of $6,640,000 and 60% ($4,080,000) of the projected capital investment cost for the initial production phase of $6,800,000. The test phase began in May 1996, and is intended to continue through June 1997. In addition to the Trebisov 5R and the Trebisov 8 well, the Company is obligated to provide funding for one additional test well during this test phase and to complete a seismic program to collect additional geophysical data. Any funds required for the initial test phase in excess of $6,640,000 will be paid 60% by the Company and 40% by NAFTA.

     Subject to obtaining satisfactory results during the test phase, the Slovakian Joint Venture plans to begin the development and production phase covering an additional seven calendar quarters during which the wells drilled by the joint venture that are believed to be commercial will be brought on line and four additional wells will be drilled. If the cost of development and production exceeds $6,800,000, additional funds will be paid 50% by the Company and 50% by NAFTA.

     The Slovakian Joint Venture is managed by a joint management committee consisting of four appointees of each of the joint venture participants. Major decisions with respect to the development and operation of the Slovakian Concession require the approval of the joint management committee. Action taken by the joint management committee is required to be unanimous. The Company, through its subsidiary, Danube, acts as the operator of the Slovakian Concession during the initial test phase and for all subsequent drilling and testing operations. NAFTA acts as the operator for production operations. All of the assets acquired by the joint venture are owned 50% by each of the participants. If one of the participants wishes to undertake any drilling, testing, production, or exploration work on the Slovakian Concession and is unable to obtain the approval of the joint management committee, it can proceed with the work at its own expense and risk. Any party drilling a successful well under such conditions is entitled to recover 200% of the direct investment in the well if it is drilled in an existing field or 400% of the direct investment if the well is a wildcat well.

     The Slovakian Joint Venture conducts its activities pursuant to a three-year exploration permit expiring April 24, 1999. As work continues, the Slovakian Joint Venture will require additional permits that have not yet been granted. The Slovakian Joint Venture has not established the extent of any reservoir that may have been tapped by its activities to date and has not entered into any contracts for the sale or transportation of any gas that might be recovered. If the Slovakian Joint Venture is unable to obtain the necessary permits or if it is unable to establish ongoing production and sell the gas at a sufficiently high price to pay the associated production costs, provide a return on the capital expenditures made, provide funds for ongoing activities, and provide a profit, it may be unable to continue its exploration and development activities or successfully produce any natural gas that may be discovered.

ACTIVITIES IN THE CZECH REPUBLIC

General

     The Czech Republic is bounded on the north by Poland, on the east by Slovakia, on the south by Austria, and on the west and north by Germany. Until January 1993, the Czech Republic was a part of Czechoslovakia. The Czech Republic has an area of approximately 30,450 square miles and a population of approximately 10.5 million people. The Czech Republic has been one of the most successful countries in making the transition from a central economy to a free market economy, partly because it was more industrialized than many of the other countries in eastern Europe that were formally part of the communist block. By the mid 1990s, approximately 80% of the companies in the Czech Republic had been privatized or had announced a strategy for transition to private ownership. Unemployment has remained relatively low. The annual value of exports in the early 1990s was estimated at approximately $12.6 billion and annual imports estimated at approximately $12.4 billion. The chief trading partners of the Czech Republic are Germany, Slovakia, Poland, Austria, Hungary, Great Britain, and Italy.

     The Czech Republic has continued to move aggressively toward a free market economy. It is an associate member in the European Union and has signed the Partnership for Peace Agreement with Western Nations as a precursor to becoming a member of the North Atlantic Treaty Organization. Prague is the capital of the Czech Republic and its largest city.

The Czech Joint Venture

     The Czech Joint Venture in which the Company has the right to earn a 25% to 50% interest holds two licenses to explore for, develop, and produce hydrocarbons from an approximately 40,180 acre area in an area known as the Zdanice Field about 40 kilometers southeast of the city of Brno in the Czech Republic. Based on previous activities, including drilling and testing in the license areas, management of the Company believes that portions of the area have the potential for natural gas production. The two exploration permits held by the Czech Joint Venture expire in 1998 and 2000, respectively. A map showing the location of the Czech License and existing gas pipelines is set forth on the following page.

[Graphic in original consisting of map depicting the general location of oil and gas pipelines vis-a-vis the areas of mutual interest in the Czech Republic.]

     On January 17, 1997, MND, the Company's joint venture partner in the Czech Republic, notified the Company that the Company is delinquent in the payment of certain obligations under the joint venture agreement and threatened to terminate the association. The Company does not agree with MND's assertions and has invoked its right to arbitrate this dispute. Pending resolution of the dispute, the Company has suspended any further work in the Czech Republic. (See "ITEM 3. LEGAL PROCEEDINGS.")

     The Czechoslovakian government drilled nine wells in the area licensed to the Czech Joint Venture prior to the Company acquiring an interest in this area. Six of these wells encountered gas. The initial well, Zdanice #14, was drilled in 1987 and initially tested at 4.1 MMcf per day. Another well, the Zdanice #132, was drilled into a Miocene formation between the top sealing Nappes and the Paleozoic basement formation. The Miocene section contained reservoir sands that tested at up to 5.3 MMcf per day. The extent of the reservoirs that these wells were drilled into is currently unknown since none of the earlier wells was completed for production of commercial gas. In addition, none of these wells are currently connected to transportation pipelines. However there is an existing pipeline grid located within 8 kilometers.

     Recently the Company reentered Zdanice #14 well and the reservoir section was perforated and acidized. A short-term test showed a flow rate of 2.37 MMcf per day with a bottom hole flowing pressure of 924 psi and a bottom hole shut-in pressure of 1009 psi. The calculated absolute open flow potential was approximately 6.36 MMcf per day. The Zdanice #132 well was also reentered and perforated. Initial testing of the Zdanice #132 reflected a flow rate of 1.33 MMcf per day with a bottom hole flowing pressure of 794 psi and a bottom hole shut-in pressure of 981 psi. The absolute open hole flow potential was calculated to be approximately 5 MMcf per day.

     Under the terms of the joint venture, the Company is obligated to provide funds for the initial test phase in the amount of $1,200,000 in exchange for a 25% working interest in the Czech License. The Company has the option to acquire an additional percentage points of interest for each 3.28 million Czech Crowns (approximately $120,000 per 1% interest based on the exchange rate for Czech Crowns of 27.5 to each U. S. dollar as of January 13, 1997) in funding provided by it up to an aggregate of 82 million Czech Crowns (approximately $3,000,000 based on the January 13, 1997 exchange rate) for a total 50% working interest. Subsequent to establishing production from the wells, obtaining the necessary financing, and successfully resolving the existing dispute with MND, the Czech Joint Venture will proceed with additional exploration work on the remaining acreage subject to its licenses.

     The Czech Joint Venture is run by an operating committee consisting of four representatives from each of the joint venture parties. The operating committee is charged with making all major decisions on behalf of the joint venture, which decisions are required to be made unanimously. If the parties are unable to come to a resolution on any matter, the proposal of the operator shall prevail. The Company acts as operator during the initial stage for drilling, testing, and completion of any well. MND acts as operator with respect to each well as of the initial commercial production from that well. The operating committee is obligated to give preference to MND's affiliates and/or local goods, equipment, and services, provided that they are available on terms competitive with those offered by third parties. If any party is unable to obtain the approval of the operating committee for any work it wishes to undertake on the Czech License, it can advance the funds for such work and receive a return on that investment, if successful, of 500% if a well is located in an existing field and 1000% if the well is a wildcat.

     The initial work in the Czech Republic has been recently completed, and the Czech Joint Venture does not have a contract to sell any gas that may be produced. In addition, it has not acquired transportation rights from the owners of pipelines nor acquired right-of-ways necessary to connect with existing pipelines. Finally, the Czech Joint Venture is operating under short-term licenses that will need to be extended and expanded in order to continue exploration and, if justified, development and production.

     As a result of the dispute that has arisen with MND. The Company may not be able to benefit from its interest in the Czech Joint Venture, although it intends to aggressively pursue its rights. (See "ITEM 3. LEGAL PROCEEDINGS.")

RISKS ASSOCIATED WITH LOCATION OF COMPANY'S INTERESTS

     The operations in Poland, Slovakia, and the Czech Republic carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Although recent political and socio-economic trends in these countries and the development of a capitalistic economy provide opportunities for foreign investment, the risks of political instability, a change of government, renegotiation of the concessions or contracts, nationalization, foreign exchange restrictions, and other risks must always be taken into account when operating in Eastern Europe. The terms of the governing agreements are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies and practices, the adoption of new laws, and other factors. There can be no assurance that the laws, regulations, and policies applicable to the concessions and licenses and thus, indirectly to the Company, will not be adversely changed at some future date.

COMPETITION

     In seeking to explore for, develop, and produce oil and gas, the Company competes with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Amoco holds a concession for the production of coal bed methane located in the same area of Poland as the Company's Pol-Tex Concession. Many of the entities that the Company competes with have access to greater financial and managerial resources than the Company. As a result of the exclusive nature of the concessions held by the Company, to the extent that it is able to successfully explore for, develop, and produce hydrocarbon resources, the Company will be able to exclude any competitor from production of the resources located on the concessions, but it cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

GOVERNMENTAL REGULATION

     The Company's activities in Poland, the Czech Republic, and Slovakia are subject to political, economic, social, and legal changes, including the adoption of new laws, regulations, or administrative policies that may adversely affect the Company or the terms of its exploration or production rights; political instability and changes in government or public or administrative policies; changes in export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; inflation; adoption of additional environmental regulations; and other matters. A change in any of these areas could have a materially adverse impact on the prospects of the Company.

     As a result of the negative effect of the break up of Czechoslovakia and the uncertain economic policies of the Slovakian government, outside investors have not sought to invest in Slovakia to the same extent that they have in Poland and the Czech Republic. The Slovakian government has not pushed as significantly for market reforms and the former communist party has remained a powerful political force. Consequently, the risk of political, economic, and legal uncertainties may be greater in Slovakia than in Poland or the Czech Republic. However, the stated policy of the Slovakian government is to continue to create investment opportunities for foreign entities.

     All of the Company's gas interests are subject to the mining laws in the respective countries in which they are located. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elect to change such mining laws, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited.

     Each of the countries has, and continues to adopt, laws governing environmental concerns and the Company's drilling and exploration activities are required to be conducted in accordance with these laws. While these laws are not as fully developed and detailed as similar laws that exist in the United States, the Company is required to conduct its operations in compliance with such laws and must prepare and submit to the appropriate agency various operational plans, including a discussion of environmental matters, which must be approved before the Company can proceed.

EMPLOYEES AND CONSULTANTS

     As of December 31, 1996, the Company had two administrative employees located in Salt Lake City, Utah; 50 technical and field workers in Poland; 15 technical and field workers in the Czech Republic; and 25 technical and field workers in Slovakia. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical and other consultants to provide specific geological, geophysical, and other professional services.

OPERATIONAL HAZARDS AND INSURANCE

     The Company is engaged in the drilling and production of methane and natural gas and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of
activities.   The Company has not as yet obtained any hazard insurance although it has applications pending. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on the Company.

OFFICE SPACE

     The Company leases the 35th floor and penthouse of the building located at 80 Broad Street, New York, New York, consisting of approximately 8,800 square feet, under the terms of a sublease ending on August 31, 2000. The rent under this lease is $11,025 per month and required an initial prepaid rent of $481,100 on execution. The Company received a rent allowance equal to the first four months of the lease term commencing on September 1, 1996. The monthly lease payments are subject to annual escalation, based on the operating expenses of the building. The offices are currently occupied by the Company's public and shareholder relations firm which currently provides services to the Company in lieu of rent. The Company expects to use more of the space itself as its operations expand.

     On September 3, 1996, the Company entered into a three-year lease for property located at 942 East 7145 South, #101A, Midvale, Utah, that provides for monthly payments of $1,631.40. The lease provides for annual increases in the lease payment in an amount equal to the increase in Consumer Price Index; provided that, such annual increase shall be not less than 6% or greater than 10%.

     The Company leases office space in Jastrzebie, Poland, with an option to purchase. The Company has exercised this purchase option and paid the initial $100,000 down payment and is currently making $3,000 a month payments against the purchase price of $900,000. In addition, the Company's current lease payments on this property are approximately $1,500 per month. The property consists of a 10,000 square foot building located on a 350,000 square foot lot (approximately 8 acres.) If the Company completes a transaction with Texaco, this asset would be included in the sale.

     The Company owns an office in Warsaw, Poland, consisting of 2,230 square feet which is not a part of the proposed transaction with Texaco

     Commencing in March of 1997, the Company intends to operate its executive offices out of New York, New York. Paul Hinterthur, the Company's president, will spend a substantial amount of time in that office. The Company will also keep an administrative office in Salt Lake City, Utah headed by Hank Blankenstein, the Company's secretary and treasurer.

     Armando Ulrich, a Company consultant, provides space for the operation of Energy Global as part of his consulting contract. (See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT: Key Consultants.")

HISTORY

     The Company was incorporated in the state of Utah under the name Northampton, Inc. ("Northampton"), on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with Energy Global, the initial step in the Company becoming an oil and gas development stage entity, which turned control of the company over to the former owners of Energy Global. Energy Global had been formed as a holding company for GlobeGas, an operating entity in which it held a minority interest. The minority interest in GlobeGas was initially reported on the equity method on Northampton's financial statements. The Company subsequently acquired a 100% interest in GlobeGas, and since the operations of Energy Global and Northampton prior to the reorganization were immaterial, the transaction has been accounted for as if GlobeGas were the acquiring entity and the historical financial statements included in this report are those of GlobeGas. (See Note 1 to the Financial Statements.)

     The agreement with Energy Global required that Northampton complete a stock consolidation of one share for each twenty-four shares previously issued and outstanding and deliver 23,900,000 post-consolidation shares of common stock to the former owners of Energy Global, reducing the prior shareholders' interest to approximately 10%. The former shareholders of Energy Global also received $9,000,000 in convertible debentures which were subsequently converted into shares of common stock. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Thus the former shareholders of Energy Global became the controlling shareholders of the Company, which changed its name to EuroGas, Inc. Merlin V. Fish and Mark Burdge of the United States, officers and directors of Northampton, continued to act as officers and directors until December of 1995. All of the current officers and directors of the Company have been appointed by the foreign shareholders. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")

     The original asset of Energy Global was a 16% minority interest in GlobeGas, a Netherlands corporation that held, through a joint venture, concessions in Poland. (GlobeGas was an 85% partner with a formerly state owned Polish coal company and held three different concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company delivered $3,380,963.00 in cash in exchange for additional interests in GlobeGas, which raised the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,256,560 shares of restricted common stock, and the issuance of 2,391,968 shares of newly created preferred stock (the "1995 Preferred Stock"), convertible at the rate of two shares of common stock for each share of 1995 Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. (See Note 1 to the Financial Statements.)

     In May of 1996, the Company acquired the 15% interest in the Pol-Tex Concession held by the Polish state coal company in exchange for a cash payment of $25,000 and the release of the obligation of the Polish state coal company to reimburse GlobeGas, the Company's then wholly-owned subsidiary, approximately $1,200,000 for drilling and related costs.

     Subsequent to acquiring a 100% interest in the Pol-Tex Concession, the Company entered into negotiations with Texaco, which resulted in an agreement in June 1996, to give Texaco exclusive rights to negotiate with the Company concerning Pol-Tex. This agreement was amended in October 1996 to extend the exclusive negotiating period to January 31, 1997. The exclusive negotiating period was further extended to February 14, 1997, on January 31, 1997. While no agreement has yet been reached, detailed negotiations continue. As currently proposed, Texaco would acquire substantially all of the assets of Pol-Tex, including the Pol-Tex Concession, in exchange for a cash payment, exploration and drilling commitments, and a net profits interest. (See "Activities in Poland.")

     In July 1996, the Company continued in its quest to acquire additional gas interests in Eastern Europe by acquiring Danube. Danube was a participant in joint ventures for the exploration and production of natural gas in Slovakia and the Czech Republic. Both joint ventures are with formerly state owned gas companies of Slovakia and the Czech Republic. Danube was acquired for $3,000,000 in cash ($500,000 paid at closing and $2,500,000 which was due on or before December 31, 1996, but which has not yet been paid) the issuance of 2,500,000 shares of the Company's restricted common stock, the issuance of 1,250,000 shares of a newly created preferred stock (the "1996 Preferred Stock"), which is convertible into an aggregate of 2,500,000 additional shares of the Company's common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. (See "ITEM 3. LEGAL PROCEEDINGS.")

     In connection with the transaction, the Company also issued 12,500,000 shares of common stock to Chemilabco, which held an interest in the operating subsidiaries of Danube and options to participate in the Czech and Slovakian operations of Danube. (The transaction was modified after the filing of the Company's interim report on Form 8-K dated July 12, 1996, and the total amount of shares that may be issued under all circumstances was reduced by up to 8,500,000 shares. An outside investment group holds a 5% interest in the gas projects of Danube that it received in exchange for a $1,000,000 investment and which was granted prior to the acquisition of Danube by the Company. As part of the acquisition, Danube agreed to pay advisory fees to SBC Warburg, a United Kingdom investment bank, and Moyes Newby & Company. (See "ITEM 3. LEGAL PROCEEDINGS.")

     In July of 1996, the Company added Dr. Martin A. Schuepbach, the President of Danube, as a director of the Company and appointed him as the Company's president and chief executive officer. Mr. Schuepbach has recently resigned as a director and officer of the Company and has asserted a claim based on his employment agreement. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and "ITEM 3. LEGAL PROCEEDINGS.")


                           ITEM 3.  LEGAL PROCEEDINGS

     On August 1, 1995, the United States Securities and Exchange Commission (the "SEC") issued a formal order In the Matter of EuroGas, Inc., to investigate whether violations of applicable law may have occurred. The Company has produced numerous documents pursuant to extensive subpoenas from the SEC and the oral testimony of its officers and directors. The SEC has obtained similar information from the Company's independent public accountants. The Company cannot predict the duration or outcome of this investigation.

     Kukui, Inc. ("Kukui"), acting on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), had asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims have been fully resolved pursuant to a settlement agreement entered into in November 1996. Under the terms of the settlement agreement, the Company issued 100,000 shares of restricted Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998, to the Bishop's Estate (Kukui's parent). The option can be exercised at $3.50 per share if exercised within 90 days of the execution of an agreement with Texaco; $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

     The Kingdom of the Netherlands has indicated it will assess a tax against the Company's operating subsidiary, GlobeGas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by GlobeGas. At such time as the Company receives the assessment from the Netherlands, it intends to contest the tax. However, the Company may be required to post a bond to contest the matter. The Company has recorded a tax provision of $155,232 in 1995 and $140,005 in 1994 to reflect this liability.

     After the acquisition of Danube, certain problems have arisen as follows:

     Moyes, Newby & Co., Inc. ("Moyes Newby"), a financial consulting firm retained by the Company's subsidiary, Danube, prior to its acquisition by the Company, has filed a complaint asserting a claim for $435,000 in commissions related to a proposed financing, plus interest and attorneys' fees. The commitment made to Moyes, Newby & Co., Inc. was made by Mr. Schuepbach and Danube prior to any involvement by the Company. The claim appears to be based specifically on subsequent representations made by Mr. Schuepbach which were not authorized by the Company's current board of directors. The Company has offered to pay Moyes Newby $50,000 as commissions and 5% of any additional amounts that may be received by the Company in the future as a result of the efforts of Moyes Newby. Discovery has not commenced and the Company is currently unable to predict the outcome of this matter.

     By letter dated January 14, 1997, Martin Schuepbach resigned as president and chief executive officer of the Company and as a member of its board of directors. Mr. Schuepbach also asserted a breach of his employment contract. The Company denies breach of Mr. Schuepbach's contract. The Company does not feel that the loss of Mr. Schuepbach will hinder its operations as the Company believes that his principal expertise as an engineer is readily replaceable. The Company is not aware of any litigation having been filed with respect to this matter. However, Mr. Schuepbach is also owed a portion of the $2,500,000 that was to be paid December 31, 1996, as part of the consideration in the acquisition of Danube. This amount has not been paid by the Company to date.

     On January 17, 1997, MND, the Company's joint venture partner in the Czech Republic notified the Company that it is delinquent in the payment of certain obligations of the joint venture agreement and threatened to terminate the association. The Company does not agree with MND's assertions and has invoked its right to arbitrate this dispute. Pending resolution of the dispute, the Company has suspended any further work in the Czech Republic.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fiscal year ended December 31, 1995, the Company did not hold an annual meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.


                                    PART II


                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Bulletin Board under the symbol "EUGS" (recently changed from "EGAS"). As of December 31, 1995, there were 32,974,033 shares of the Company's common stock issued and outstanding. Since December 31, 1995, the Company has issued an additional 16,069,829 shares of common stock.

     The following table sets forth the approximate range of high and low bids for the common stock of the Company during the periods indicated. All prices reflected herein have been adjusted retroactively to reflect the 24-for-1 reverse stock split recently approved by the Company. The quotations presented reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

     Quarter Ended       High Bid  Low Bid
     December 31, 1994   $4.25     $2.00
     March 31, 1995      $4.75     $2.50
     June 30, 1995       $4.875    $3.25
     September 30, 1995  $4.50     $2.50
     December 31, 1995   $3.625    $1.375
     March 31, 1996      $3.25     $1.125
     June 30, 1996       $7.875    $1.75
     September 30 1996   $5.75     $2.875
     December 31, 1996   $5.00     $2.875

     The liquidity of the common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On January 27, 1997, the Company's common stock was quoted in the over-the-counter market at approximately $4.62 bid, $4.75 asked.

     No dividends have been paid on the Company's securities, and the Company does not have retained earnings from which to pay dividends. All cumulative dividends with respect to the Company's preferred stock would be required to be paid prior to the Company declaring or paying any dividend on its common stock. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.") Even if the Company were to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.


                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

     The Company is engaged in the business of acquiring rights to methane and natural gas prospects and exploring for and developing gas reserves. The Company does not have any significant production and is classified as an exploration enterprise in the development stage for financial reporting purposes. The transaction with Energy Global and its wholly-owned subsidiary GlobeGas has been accounted for as a reorganization with GlobeGas being considered the acquiring company for accounting purposes. (This treatment is due primarily to the fact that it was GlobeGas and its wholly-owned subsidiary, Pol-Tex, which held most of the Company's assets and whose interest were represented by the now majority shareholders of the Company.)

     The Company accumulated a deficit of approximately $13,900,000 through December 31, 1995, most of which has been paid by the issuance of stock or debt instruments, substantial portions of which were issued to related parties. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Such financing activities provided net cash of $2,927,000, $4,989,000, and $4,166,000 during the years ended 1995, 1994, and 1993, respectively. Since December 31, 1995, the Company has continued to rely on cash provided from financing activities to fund its ongoing activities and expects that it will be required to continue to do so.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs which include the costs of Company owned equipment. Since the Company has no proved reserves or established production, these properties have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception.

     Depreciation and valuation allowance decreased to $481,000, or 22%, for 1995 from approximately $620,000 for the year ended December 31, 1994, even though the amount of property and equipment subject to depreciation increased from December 31, 1994, to December 31, 1995.

     The Company incurred general and administrative costs of approximately $3,528,000 in the year ended December 31, 1995, as compared to approximately $2,666,000 for the year ended December 31, 1994, an increase of approximately 32%. This increase in general and administrative expenses was due primarily to the expansion of the office and other facilities of the Company related to increased exploration activities. Compensation paid by the Company decreased from approximately $1,460,000 in 1994 to approximately $1,300,000 in 1995.

     Other income decreased to a loss of $700,000 for the year ended December 31, 1995, as compared to a loss of $258,000 for the previous year, primarily as a result of increased interest expense related to substantially larger borrowings during 1995. In addition, fluctuations in currency exchange rates resulted in losses of $81,000 as compared to gains of $95,000 in the previous year.

     The Company's net loss applicable to common stock increased from $3,700,000 in the year ended December 31, 1994, to approximately $4,300,000 for the year ended December 31, 1995.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.

     As of December 31, 1995, the Company reported $7,037,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance.

     Under the full cost method by which the Company accounts for its mineral interests in properties, costs of unproved properties are assessed periodically and any resulting provision for impairment which is required is charged to operations. The impact of such reassessment and resulting impairment charge could be significant during any particular period. As a result of the foregoing, the results of operations for any particular period may not be indicative of the results that could be expected.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. During 1995, operations required cash of approximately $2,356,000 as compared to $2,449,000 for the preceding year. The slight decrease in net cash used in operations is principally the result of the $1,389,000 increase in accrued expenses in 1995 as compared to 1994, reflecting the shortage of cash with which to pay ongoing expenses, which more than offset other operating items requiring less cash in 1995 than in the previous year, including a $542,000 smaller net loss in 1995 than in 1994. Since inception, operating activities have used net cash of $7,463,000, principally to fund cumulative net losses of $13,858,694.

     Investing activities used net cash of $1,294,000 and $1,851,000 during 1995 and 1994, respectively, and $10,397,000 since inception. Investing activities during 1995 and 1994 as well as 1993 consisted almost exclusively of the purchase of the mineral interests in properties in Poland, the Czech Republic, and Slovakia on which the Company's activities are now concentrated.

     Financing activities provided net cash of $2,927,000 and $4,989,000 for 1995 and 1994, respectively, and $18,196,000 from inception through December 31, 1995. During 1995 and 1994, the principal source of such cash was loans from related parties, which provided cash, net of repayments, of $1,105,000 in 1995, and $3,354,000 in 1994. From inception through December 31, 1995, the proceeds from indebtedness to related parties have provided net cash of $6,406,000. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Proceeds from indebtedness to unrelated parties provided net cash of $848,000 and $174,000 during 1995 and 1994, respectively, and $1,680,000 from inception through December 31, 1995. The Company expects that it will continue to rely principally on the proceeds from indebtedness to related parties to finance its activities.

     At December 31, 1995, the Company had total current assets of approximately $104,000 and total current liabilities of approximately $6,612,000, resulting in a negative working capital ratio of 1:66. Included in current liabilities at such date, is the current portion of the long-term debt owned to OMV Aktiengescellschaft ("OMV"), an unaffiliated Austrian gas transmission company. As of January 27, 1997, OMV had not sought to collect the amount of the promissory note due to it. The Company is currently seeking to negotiate a conversion of this note to equity in connection with the proposed agreement with Texaco.

     Since December 31, 1995, the Company has received approximately $4,400,000 from the proceeds of additional unsecured loans and approximately $2,200,000 from the proceeds of the issuance of debentures. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") On December 31, 1996, the Company received extensions on the unsecured loans until December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the foreseeable future. As of December 31, 1996, the Company also had a $2,500,000 obligation to the former Danube shareholders who are now principal stockholders of the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.") While the Company is attempting to negotiate for an extension of the due date on the Danube debt, it has not been successful to date. (See "ITEM 3. LEGAL PROCEEDINGS.")

     In February of 1996, the Company announced an agreement with a third-party European finance company for the purchase of $15,000,000 of five-year convertible debentures bearing 7-1/2 % interest per annum and convertible into common stock at $3.00 per share. While the Company believed it would simultaneously close that transaction, it was unable to do so principally because it did not have current audited financial statements and was not current in filing its periodic reports with the Securities and Exchange Commission. The Company is continuing to work with this financing source and hopes to complete that matter prior to June 30, 1997. To date, the financing entity has purchased $1,000,000 of the convertible debentures. In the interim, the Company has been financed principally through unsecured loans in the aggregate amount of approximately $4,400,000, including $3,080,000 loaned from related parties. The due date of these unsecured loans has recently been extended to December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the near future. Most of these loans have been arranged by the Company's primary consultant, Wolfgang Rauball, and Paul Hinterthur. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     As of January 27, 1997, the Company had estimated current assets of $100,000 and liabilities of approximately $7,000,000, including approximately $4,400,000 on loans due December 31, 1999, $2,500,000 due the former Danube stockholders who are now affiliates of the Company, and $1,800,000 due OMV, all as discussed above. In addition, the Company is required to spend approximately $584,000 by March 31, 1997, to satisfy its exploration obligation under the Pol-Tex Concession, unless an agreement with Texaco is completed under which Texaco would assume such obligation. (See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND
PROPERTIES: Activities in Poland--The Polish Concession.") The Company estimates that it will require cash of approximately $550,000 per quarter for operating expenses, excluding compensation to executive employees, consultants and their affiliates. (See "ITEM 10. EXECUTIVE COMPENSATION: Employment and Consulting Arrangements.") The Company is also required to fund drilling commitments of the Slovakian and Czech Republic Joint Ventures.

     The Company anticipates that if the proposed transaction with Texaco can be completed, it will materially improve the Company's liquidity. The principal terms now being negotiated with Texaco include a cash payment to the Company at closing of $500,000 plus Texaco's assumption of all Pol-Tex concession obligations, including the obligation to spend approximately $584,000 by March 31, 1997, for exploration. In addition, the Company believes that the completion of an agreement with Texaco consistent with the principal terms now being negotiated will enhance the Company's ability to attract third party debt and equity capital. There can be no assurance, of course, that an agreement with Texaco will actually be reached, that any agreement that is reached will be on terms favorable to the Company, or that any financing from other sources will be available. If the necessary funding is not available, the Company may be unable to continue and it is unlikely that it would be able to sell its interests for an amount sufficient to satisfy its obligations. Consequently, if the Company is unable to continue, there will not be any value for its shareholders.

     As noted above, during 1995 and 1994 as well as subsequently the Company has relied principally on cash provided from financing activities to provide its cash requirements, particularly cash provided from related parties. The Company anticipates that it will be able to continue to obtain cash from such sources in the foreseeable future, there can be no assurance that it will be able to do so.

     If the Company is unable to establish production on reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses.


                         ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are set forth immediately following the signature page.


           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     In April 1996, the Company changed its accountants from Peterson, Siler & Stevenson (currently known as Pritchett Siler & Hardy, P.C.) to Hansen Barnett & Maxwell. The Company also retained Grant Thornton LLP to audit its wholly-owned subsidiary, GlobeGas. These changes were approved by the board of directors of the Company.

     The report of Peterson, Siler & Stevenson on the Company's financial statements as of September 30, 1994, and the period then ended did not contain an adverse opinion, or a disclaimer of opinion, nor were their reports qualified or modified as to uncertainty, audit scope, or accounting principles, other than a qualification as to the uncertainty of the realization of the Company's investment in an exploration stage company (GlobeGas). During the engagement of Peterson, Siler & Stevenson, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Peterson, Siler & Stevenson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     The Company was not advised by Peterson, Siler & Stevenson that internal controls necessary for the Company to develop reliable financial statements did not exist nor that information came to its attention that led it to no longer be able to rely on management's representations or that made it unwilling to be associated with the financial statements prepared by management. The Company was not advised by Peterson, Siler & Stevenson of the need to expand significantly the scope of the Company's audit, nor was the Company advised that any information came to the attention of Peterson, Siler & Stevenson that on further investigation may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause Peterson, Siler & Stevenson to be unwilling to rely on management's representations or be associated with the Company's financial statements. The Company provided its former auditors, Peterson, Siler & Stevenson with a copy of the foregoing disclosures. The Company has filed a concurrence of the former auditors with the foregoing statements as an exhibit to its reports filed with the Securities and Exchange Commission.

     The Company did not consult Hansen Barnett & Maxwell or Grant Thornton LLP prior to their appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or seeking other advice that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. At the time of the report of Peterson, Siler & Stevenson on the financial statements as of September 30, 1994, the Company reflected its ownership in GlobeGas as a minority investment in an exploration stage entity. Since that time, the Company has acquired a 100% interest in GlobeGas and, as reflected elsewhere in this report, the historical financial statements included herein are those of GlobeGas. (See Note 1 to the financial statements.)

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III


             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

         Name               Age       Positions With the Company        Director Since
Dr. Reinhard Rauball        50        Director                          1994 - August

Paul Hinterthur             59        Vice President and Director       1995 - December

Hank Blankenstein           55        Secretary and Director            1995 - December

Dr. Gregory P. Fontana      37        Director                          1996 - January

Dr. Hans Fischer            51        Director                          1996 - January

     A director's regular term continues until the next annual meeting of shareholders and thereafter until his successor is duly elected and qualified. Officers serve at the pleasure of the board of directors. There is no family relationship among the current directors and executive officers.

     Effective November 1 1996, the Company appointed an executive committee consisting of four members, Martin Schuepbach, Paul Hinterthur, and Hank Blankenstein, all of whom were then directors and officers of the Company (Martin Schuepbach resigned on January 14, 1997), and J. Toni Preuss, an officer and director of the Company's subsidiary, GlobeGas. The executive committee is charged with overseeing the day-to-day management of the Company and with making all significant contractual and financial decisions.

COMPANY CONTROL

     Dr. Reinhard Rauball, the chairman of the board of directors, and Wolfgang Rauball, the Company's chief consultant, are brothers. Both gentlemen have been key figures in arranging the original transaction with Energy Global, the acquisition of the concessions in Poland, and the later acquisition of Danube, which holds concessions in the Czech Republic and Slovakia. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have directly loaned some of their own funds to the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     While there is no formal agreement among the Rauballs and other debt and equity holders of Company, the practical result of the relationships is to vest control of the Company in the Rauballs.

     The following sets forth brief biographical information for each of the foregoing.

     Dr. Reinhard Rauball is a director of the Company. He has been an attorney in Dortmund, Germany, since 1974, as well as a government appointed Notary since 1991. He was a law instructor at Bochum University from 1977 to 1979 and is the author of numerous legal publications and books on constitutional law in Germany. Dr. Rauball currently represents a number of prominent German industrial companies and acts as counsel to the German government on special projects. From 1983 to 1990, he was the chairman of the Supervisory Board of Etienne Aigner, AG, a publicly-held company in Munich, Germany, which is a leading international fashion concern with franchise shops in over 50 countries around the world. He was the president of Borussia Dortmund, a leading German soccer club, from 1979 to 1982 and 1984 to 1986.

     Wolfgang Rauball has acted as an independent consultant to the European subsidiaries of the Company since August 1994. He is president of Pol-Tex Methane sp. z.o.o. in Poland and also acts as an alternate director of GlobeGas B.V. Amsterdam. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971 but did not receive a degree. Thereafter, Mr. Rauball has worked as a mining geologist in Canada from 1972 to the present date.
During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States, and South America. Wolfgang Rauball arranges for financing for business enterprises, primarily public companies engaged in the mineral industry. In 1993, Wolfgang Rauball was convicted by a German court of negligently causing the bankruptcy of a German subsidiary of a Canadian company. Mr. Rauball was a managing director of the Canadian company. Beginning in 1987, he was involved in a contest for control of the Canadian company. During the contest, the German subsidiary used some of its capital to purchase restricted securities of an unrelated company, which purchase caused the German subsidiary to become insolvent from a balance sheet point of view. Prior to being able to solve the problem, Mr. Rauball was deprived of his ability to participate in management of the Canadian company (his right to participate in management was subsequently restored by the British Columbia Securities Commission in Canada). German law is very strict in this regard and generally holds managing directors of parent companies responsible for either infusing additional funds to make the subsidiary solvent or making the appropriate bankruptcy filings on behalf of the subsidiary, neither of which was done in this case. The German court held that Mr. Rauball was negligent in participating in the original stock purchase by the German subsidiary. Mr. Rauball received a suspended sentence and a monetary fine of approximately $70,000. This type of activity is not a crime in either the United States or Canada, where Mr. Rauball then resided, and therefore, the board of directors of the Company does not feel that this matter compromises in any way the value of Mr. Rauball's services.

     Paul Hinterthur is a director and president of the Company. He has held executive positions with the Company since 1995. After completing studies in Economics in Frankfurt, London and Paris, he served in executive positions for Dresdner Bank, one of the leading banks in the world from 1965 to 1984. During his tenure with Dresdner Bank, he served in the financial centers of Frankfurt, London, Tokyo, and Hong Kong. After retiring from the banking business, he has been an independent international business and finance consultant for many years. Mr. Hinterthur speaks five languages.

     Hank Blankenstein is a director and secretary/treasurer of the Company. He has had over 30 years experience in various levels of management positions. He served as an administrative financial officer for a large semiconductor facility from 1973 to 1985. Prior to that, he served in a number of operational positions for high tech industry companies, having engineering production supervising responsibilities, in charge of a 400 person division. He has been involved in several high tech start-up situations serving in senior management positions. He holds a bachelor of science degree in finance and banking from Brigham Young University that was awarded in 1966.

     Dr. Gregory P. Fontana is a director of the Company. He is currently an attending cardiothoracic surgeon at Brotman Medical Center and Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California followed by ten years of post graduate training at Duke University and University of California at Los Angeles. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine and he has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has shared numerous scientific presentations and bibliographies. He is currently a consultant to Heartport, Inc., Redwood City, California.

     Dr. Hans Fischer is a director of the Company. He is currently Professor of Radiology at the University of California, Los Angeles, Harbor-UCLA Medical Center where he has been on the faculty since 1992. He has been a chair, member, and designated alternate on Research, Clinical Radiology, Quality Assurance and Ambulatory Care Committees for Harbor-UCLA Medical Center since 1990. He trained at Leibniz-Gymnasium, Dortmund West Germany, School of Medicine, University of Muenster West Germany and School of Sociology, University of Muenster West Germany. He received his M.D. in 1971 and Ph.D. in 1985 from University of Muenster.

KEY CONSULTANTS AND EMPLOYEES

     The following sets forth biographical information for certain of the Company's key employees and consultants.

     Andrew K. Andraczke. Vice President and Secretary of Management Committee of Pol-Tex Methane, is responsible for business development and coordination of administrative, legal, and political aspects of the venture in Poland. He also directs computer operations and system support of exploration and production.

     Mr. Andraczke holds a B.Sc. M.Sc., and Ph.D degrees in computer science and application from Computer Science Institute of Polytechnical University in Warsaw where he also taught as an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976 where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations and production control for mining operations.

     In 1976, he moved from Poland to accept consulting contracts in France and the United States. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Kansas Oil Consolidated in Tulsa, John W. Mecom Company in Houston, InteResources Group, Inc. in Houston, and British Sulphur Corporation in London, performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, underground coal gasification projects, and he developed data acquisition and reserve balance systems for mines in the U. S., Mexico and Egypt.

     He joined Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies. He provided technical support for large projects including integrated exploration systems, reservoir simulation, enhanced oil recovery, and evaluation of production. He developed and supported reservoir models for some of Tenneco's largest oil and gas fields and authored numerous proprietary exploration and drilling systems for Tenneco.

     Armando Ulrich acts as a consultant to the Company and serves as an officer of two of the Company's subsidiaries, Energy Global and Pol-Tex Methane. Mr. Ulrich made the original introduction of the Company to Energy Global and GlobeGas. From 1981 to 1988, he worked with a number of bio-chemical institutes in the development of various bio-medical projects. He currently produces wine and olive oil on properties he owns in Tuscany, Italy.

     J. Toni Preuss serves on the executive committee of the Company and has been the managing director of GlobeGas, a Company subsidiary since November 1995. Since 1970, he has been a representative of Idua Nova Insurance Company in Hamburg, Germany, specializing in investment strategies. In 1980, he established his own Sports Marketing Agency and Services Company which has an international reputation and operations in Russia, Czech Republic, Holland, Switzerland, and Turkey. He is the personal financial advisor for several international soccer players and coaches.

FORMER OFFICER

     On January 14, 1997, Martin Schuepbach resigned from all his positions with the Company on the stated grounds that the Company had failed to reimburse him for certain amounts spent by him and had breached his employment agreement. The Company believes that his principal expertise as an engineer is readily replaceable and does not believe that his resignation will have a material adverse effect on the Company. (See "ITEM 3. LEGAL PROCEEDINGS.")

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's stock is not registered under Section 12 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as a consequence, its officers, directors, and principal shareholders are not subject to the reporting obligations of Section 16 of the Exchange Act.


                        ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries for the fiscal years ended December 31, 1996, 1995, and 1994, to the chief executive officer of the Company and the other executive officers of the Company who received compensation in excess of $100,000.

                                                     SUMMARY COMPENSATION TABLE
                                                               Long Term Compensation
                                   Annual Compensation               Awards          Payoffs
                                                      Other
                                                      Annual                                   All Other
                                                      Compen-  Restricted            LTIP      Compen-
      Name and                                        sation   Stock       Options/  Payouts   sation
 Principal Position      Year   Salary($)    Bonus($) ($)      Awards($)   SARs(#)   ($)       ($)
 President
      Paul Hinterthur    1995   $      0
                         1994   $      0
                         1993   $      0

      Merlin V. Fish     1995   $115,693
                         1994   $724,869(1)
                         1993

      Rolf Schlegel      1995   $      0
                         1994   $194,000
                         1993   $237,000

[FN]
(1) This includes amounts paid to MSA Mesa which the Company believes Mr. Fish may be deemed to have controlled at the time, although Mr. Fish has disclaimed beneficial ownership of this entity. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relationship With Merlin V. Fish, Former President of the Company.


     The following table sets forth the information concerning the options exercised by the named executive officers during the fiscal year ended December 31, 1995, and the value of unexercised options as of December 31, 1995.

        (a)                 (b)                  (c)                  (d)                  (e)
                                                                   Number of
                                                                   Securities            Value of
                                                                   Underlying          Unexercised
                                                                  Unexercised          In-the-Money
                                                                Options/SARs at      Options/SARs at
                                                                   FY End (#)           FY End ($)
                      Shares Acquired                             Exercisable/         Exercisable/
       Name           on Exercise (#)    Value Realized ($)      Unexercisable        Unexercisable

Merlin V. Fish           41,667(1)            $146,000                0/0                  N/A

[FN]
(1) This option was exercised by MSA Mesa, an entity that the Company believes Mr. Fish may be deemed to have controlled at the time, although Mr. Fish denies beneficial ownership of this entity. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relationship With Merlin V. Fish, Former President of the Company.")

ARRANGEMENT WITH DR. SCHUEPBACH

     The Company had an employment agreement with Dr. Martin Schuepbach. The employment agreement with Dr. Schuepbach was entered into as of July 12, 1996, and had a term of three years. The employment agreement required devotion of the full business time of Dr. Schuepbach to the Company, prohibited him from competing in any fashion with the Company during the term of the agreement and for one year subsequent to termination, and prohibited disclosure or use by him of trade secrets or other confidential information of the Company.

     Dr. Schuepbach's employment agreement provided for compensation of $240,000 per annum. In connection with the execution of the employment agreement, Dr. Schuepbach was granted an option to acquire 250,000 shares of common stock, at an exercise price of $1.50 per share. Under the terms of the agreement, the right to exercise such options was to vest in Dr. Schuepbach with respect to 20% of the shares as of the date of grant and an additional 20% on each following anniversary of the date of grant. The options expire if not previously exercised on January 16, 2001. The Company was to furnish Dr. Schuepbach with health, medical, and disability insurance.

     On January 14, 1997, Dr. Schuepbach resigned his position in the Company and has asserted a breach of his employment agreement. (See "ITEM 3. LEGAL PROCEEDINGS.")

EXECUTIVE EMPLOYMENT AND CONSULTING ARRANGEMENTS

     During 1996, the board of directors authorized the payment of an annual salary of $200,000 to Paul Hinterthur and $180,000 to Hank Blankenstein. The board of directors also authorized the payment of a consulting fee to the remainder of its board of directors in the amount of $180,000 for Dr. Reinhard Rauball, $60,000 for Dr. Hans Fischer, and $60,000 for Dr. Gregory P. Fontana. In addition, the board of directors authorized an annual consulting fee of $300,000 payable to Wolfgang Rauball for services rendered to Pol-Tex Methane, including acting in the capacity of president of Pol-Tex, and $250,000 for services rendered to GlobeGas. The board of directors also authorized an annual consulting fee of $250,000 payable to Ulrich Consulting for services rendered to Energy Global and $180,000 to Armando Ulrich for services rendered to Pol-Tex Methane, including acting in the capacity of deputy president. Ulrich Consulting is controlled by Mr. Ulrich.

     The Company has not had the cash available to pay the foregoing salaries and consulting fees and each of the individuals, other than Dr. Martin A. Schuepbach, has agreed to accept the amount paid during the current year as payment in full of the obligation.

     The Company has principally paid for administrative services by the hiring of consultants. During 1994, the Company paid Armando Ulrich $100,000 in consulting fees and Merlin V. Fish (former president) $81,121 directly for services rendered and $643,748 indirectly in cash and stock to entities the Company now believes Mr. Fish may be deemed to have controlled. Mr. Fish denies beneficial ownership of these entities. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     In 1994 and 1993, GlobeGas paid $194,000 and $237,000 to Rolf Schlegel, an officer and director of GlobeGas, prior to its acquisition by the Company as a wholly-owned subsidiary.

     In 1995, Mr. Ulrich received $69,447 in consulting fees and expense reimbursements and Merlin V. Fish received approximately $115,693. Neither the Rauballs nor Mr. Hinterthur received any fees in 1995.

     In 1996, the Company paid $479,166 to Wolfgang Rauball and $449,600 to Armando Ulrich in fees and expense reimbursements. The Company paid its officers Dr. Reinhard Rauball, Hank Blankenstein, and Paul Hinterthur $33,000, $84,000, and $27,000, respectively, during 1996.

COMPENSATION OF DIRECTORS

     The Company intends to compensate its outside directors for service on the board of directors by payment of a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board.

GRANT OF OPTIONS TO DIRECTORS, OFFICERS, AND OTHERS

     In January 1996, the board of directors adopted the 1996 Stock Option and Award Plan authorizing the grant of options to acquire up to 2,000,000 shares of common stock. These options have an exercise price of $1.50 per share and a term of five years from January 18, 1996. Options covering all of the authorized shares have been issued to officers, directors, employees, and consultants of the Company. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")


                        ITEM 11.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 27, 1997, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

                                     Common           Preferred        Warrants and
Name of Person or Group(1)           Stock            Stock(2)         Options(3)       Percent(4)

Principal Shareholders:

Chemilabco, B.V.                   12,500,000                 0                 0          25.5%
Herengracht 466
1017 CA Amsterdam

Crawford                            3,500,000                 0                 0           7.1%
Middle & Eggmont Street
Kingston, St. Vincent,
Grenada

Dobbins Capital Corporation         1,022,500           429,167         1,880,833           6.5%
Dobbins Partners LP
2651 North Harwood
Suite 500
Dallas, Texas 75201

Dr. Martin Schuepbach(5)              772,500           429,167         1,880,853           6.0%
2651 North Harwood
Suite 120
Dallas, Texas 75201

Mempo Trust                           705,000           391,666         1,488,334           5.1%
2651 North Harwood
Suite 260
Dallas, Texas 75201

Directors and Controlling
Persons:

Dr. Reinhard Rauball(6)             1,000,000                 0           250,000           2.5%

Wolfgang Rauball(7)                 1,600,000                 0            50,000           3.4%

Paul Hinterthur(8)                    100,000                 0           200,000           0.6%

Dr. Gregory P. Fontana                      0                 0           100,000           0.2%

Dr. Hans Fischer                            0                 0           100,000           0.2%

Hank Blankenstein                           0                 0           200,000           0.4%


All Officers, Directors, and
Controlling Persons                 2,700,000                 0           900,000           7.2%
as a Group (6 Persons)

[FN]

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the listed shareholder, and each shareholder has sole voting and investment power.

(2) Represents shares of 1995 or 1996 Preferred Stock of the Company. Each of these shares is convertible into two shares of common stock of the Company at the election of the holder or by the Company after a certain date. A more complete description of the Preferred Stock is set forth immediately following these notes.

(3) Represents warrants to acquire shares of Common Stock at an exercise price of $3.00 per share that are all currently exercisable and options to acquire shares of Common Stock at an exercise price of $1.50 per share, all currently exercisable.

(4) The percentage indicated represents the number of shares of Common Stock held by the indicated shareholder divided by the 49,043,862 shares of Common Stock issued and outstanding as of January 27, 1997, for those shareholders holding only Common Stock; assumes the conversion by the individual shareholder of the Preferred Stock held (on a two-for-one basis) and a corresponding increase in the number of shares of Common Stock issued and outstanding for those shareholders holding Preferred Stock; and assumes the exercise by the individual shareholder of options and/or warrants held by that shareholder and the corresponding increase in the issued and outstanding Common Stock for those shareholders holding options or warrants.

(5) The 1,880,853 warrants and options shown for Mr. Schuepbach includes 250,000 shares subject to options exercisable at $1.50 per share and 1,630,883 shares subject to warrants exercisable at $5.00 per share.

(6) Prior to January of 1997, 2,053,917 shares of Common Stock were held by Dr. Rauball as trustee for the benefit of other parties. While Dr. Rauball remains the record owner, as trustee, of these shares, he relinquished his trusteeship effective August 26, 1996, and consequently, these shares are not reflected on the foregoing table.

(7) These shares are held in the name of the spouse and children of Wolfgang Rauball. Wolfgang Rauball disclaims a direct economic interest in these shares, but may be deemed to beneficially own such shares under the guidelines of the Exchange Act.

(8) These shares are held in the name of the spouse of Mr. Hinterthur. Mr. Hinterthur disclaims a direct economic interest in these shares, but may be deemed to beneficially own them under the guidelines of the Exchange Act.

TERMS OF PREFERRED STOCK

     There are 2,391,968 shares of the Company's 1995 Preferred Stock issued and outstanding. The 1995 Preferred Stock votes as a class with the common stock, except to the extent required otherwise by the laws of the state of Utah. The holders of the 1995 Preferred Stock are entitled to dividends in the amount of $0.05 per share per annum, payable 30 days after the end of each calendar year, with the first payment to be made on January 31, 1996. Since the Company did not have current or retained earnings, such dividends have not yet been paid but the dividends do accrue and the Company is prohibited from paying dividends with respect to any other class of security until such time as all accrued dividends have been paid. Each share of 1995 Preferred Stock is convertible into two shares of common stock at the election of the holder. If not otherwise converted, the 1995 Preferred Stock automatically converts two years after the date of issuance. The Company has the right to redeem the 1995 Preferred Stock on not less than 30 days written notice at a price of $36.84 per share, plus any accrued but unpaid dividends.

     In connection with the acquisition of Danube, the Company authorized the 1996 Series Preferred Stock consisting of 1,250,000 shares. Such shares are entitled to cumulative cash dividends at the rate of $0.05 per annum, payable 31 days after the end of each fiscal year, with the first payment to be made January 31, 1997. Since the Company does not have current or retained earnings sufficient to pay a dividend, the dividend on the 1996 Series Preferred Stock will not be paid for the 1996 year, but will accrue and be payable if and when the Company has sufficient funds available. The 1996 Series Preferred Stock has a liquidation preference of $5.00 per share and the Company has an option to redeem the 1996 Series Preferred Stock at a price of $36.84 per share. The 1996 Series Preferred Stock shall automatically convert on July 3, 1997, at the rate of two shares of common stock for each share of 1996 Series Preferred Stock.
The 1996 Series Preferred Stock is non-voting, except for those matters required by law and any amendment of the articles of incorporation or bylaws that adversely affects the rights of the 1996 Series Preferred Stock, any creation of a class or series of stock that ranks senior or equivalent in the 1996 Series Preferred Stock, any increase in the authorized amount of any shares issuable under a class of preferred stock, or any decrease in the total number of authorized shares of the 1996 Series Preferred Stock.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to entering into the transaction with Energy Global and GlobeGas, the Company had a number of related party transactions, descriptions of which are set forth in the Company's prior reports. As part of the transaction with Energy Global, the Company disposed of all of its other assets and paid all of its other liabilities.

     Unless otherwise indicated, the terms of the following transactions were not the result of arm's length negotiations because such transactions were between parties that were related or had other business, professional, or personal relationships that may have affected terms of such transactions.

REINHARD RAUBALL AND WOLFGANG RAUBALL

     Reinhard Rauball, the Chairman of the Board of Directors, and Wolfgang Rauball, the Company's chief financial advisor and primary consultant, are brothers (sometimes referred to as the "Rauballs"). Both gentlemen have been key figures in arranging the original transaction with Energy Global and GlobeGas, the acquisition of the concessions in Poland, and the later acquisition of Danube, which holds concessions in the Czech Republic and Slovakia. From time to time, the Rauballs, principally Wolfgang Rauball, have arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have directly loaned some of their own funds to the Company. Dr. Reinhard Rauball is an attorney and has from time to time provided legal services to the Company.

     While there is no formal agreement among the Rauballs and other debt and equity holders, the practical result of the relationships is to vest control of the Company in the Rauballs.

ACQUISITIONS

Energy Global

     On August 3, 1994, the Company issued 2,391,968 shares of preferred stock and 17,478,259 shares of common stock to acquire all of the issued and outstanding stock of Energy Global, which had been formed as a holding company for GlobeGas, an operating entity in which it held a minority interest. In connection with this share exchange, Dr. Reinhard Rauball and Wolfgang Rauball, affiliates of Energy Global, became controlling stockholders and executive officers and directors of the Company. (See Note 1 to the Financial Statements.)

     The agreement with Energy Global required that the Company complete a stock consolidation of one share for each twenty-four shares previously issued and outstanding and deliver 23,900,000 post-consolidation shares of common stock to the former owners of Energy Global, reducing the prior shareholders' interest to approximately 10%. The Company also delivered to the shareholders of Energy Global $9,000,000 in convertible debentures which were subsequently converted into shares of common stock. Thus the former shareholders of Energy Global, including Dr. Reinhard Rauball and Wolfgang Rauball, became the controlling persons of the Company. Mr. Fish and Mr. Burdge of the United States continued to act as officers and directors until December of 1995. All of the current officers and directors of the Company have been appointed by the foreign shareholders. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")

GlobeGas

     The original asset of Energy Global was a 16% minority interest in GlobeGas, a Netherlands corporation that held joint venture concessions in Poland. (GlobeGas was an 85% partner with a formerly state owned Polish coal company and held three different concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company delivered $3,380,963.00 in cash in exchange for additional interests in GlobeGas which raised the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,256,560 shares of restricted common stock, and the issuance of 2,391,968 shares of newly created preferred stock (the "1995 Preferred Stock"), convertible at the rate of two shares of common stock for each share of 1995 Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. (See Note 1 to the Financial Statements.)

     In May of 1996, in an unrelated transaction, the Company, through GlobeGas, acquired the 15% interest in Pol-Tex held by the Polish state coal company in exchange for a cash payment of $25,000 and the release of the obligation of the Polish state coal company to reimburse GlobeGas, the Company's then wholly-owned subsidiary, approximately $1,200,000 for drilling and development costs.

Danube

     In July 1996, the Company continued in its quest to acquire additional gas interests in Eastern Europe by acquiring Danube and the rights to participate in Danube. Danube was a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. Both joint ventures are with formerly state owned gas companies of Slovakia and the Czech Republic. (See "ITEM 2. DESCRIPTION OF PROPERTIES.") Danube was acquired for $3,000,000 in cash ($500,000 paid at closing and $2,500,000 which was due on or before December 31, 1996, but which has not yet been paid) the issuance of 2,500,000 shares of the Company's restricted common stock, the issuance of 1,250,000 shares of a newly created preferred stock (the "1996 Preferred Stock") which is convertible into an aggregate of 2,500,000 additional shares of the Company's common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. The Company also issued 12,500,000 shares of common stock to Chemilabco B.V. ("Chemilabco") which held an interest in the operating subsidiaries of Danube and options to participate in the Czech and Slovakian Licenses. (The transaction was modified after the filing of the Company's 8-K dated July 12, 1996, and the total amount of shares which may be issued under all circumstances was substantially reduced. The net effect is to provide for the eventual delivery of up to 8,500,000 fewer shares of the Company's common stock to Chemilabco.) An outside investment group holds a 5% interest in the gas projects of Danube that it received in exchange for a $1,000,000 investment and which was granted prior to the acquisition of Danube by the Company.

     In July of 1996, the Company added Dr. Martin A. Schuepbach, the President of Danube, as a director of the Company and appointed him as the Company's president and chief executive officer. Mr. Schuepbach has recently resigned as a director and officer of the Company and has asserted a claim based on his employment agreement. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" and "ITEM 3. LEGAL PROCEEDINGS.")

     The 12,500,000 shares of common stock were issued to Chemilabco in exchange for services which it had previously provided to the Company and Danube, participation rights held by Chemilabco, $500,000 in funding it had previously provided to Danube, and the commitment to arrange for an additional $3,500,000 in financing for the Company. The financing commitment was reduced to $2,200,000 (which the Company has received in the form of convertible debentures), although the number of shares issued to Chemilabco was not correspondingly reduced.

OTHER RELATIONSHIPS WITH EUROPEAN CONSULTANTS AND SHAREHOLDERS

     In addition to the Company's relationship with the Rauballs, the Company has other related party transactions with its European advisors and shareholders as follows:

     Armando Ulrich currently acts as a consultant to the Company and is a deputy officer of Pol-Tex. Mr. Ulrich is the person who originally introduced the Company to the possible business transaction with Energy Global. Mr. Ulrich also acts as an officer of Energy Global. Mr. Ulrich is affiliated with Sinbad Ltd. which holds 715,742 shares of common stock of the Company, and Slovgold Corporation which holds 250,000 shares of common stock. Mr. Ulrich was paid $100,000 in cash finder's and consulting fees (including expense reimbursements) in 1994, $69,447 in 1995, and $449,600 in 1996. (See Note 7 to the Financial
Statements and "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT: Key Consultants.")

     Herbert Zimmer, a certified accountant, holds 700,000 shares of common stock and represents some of the Company's shareholders and debenture holders. Mr. Zimmer has from time to time assisted the Company in completing its internal accounting. Mr. Zimmer has received $70,000 as compensation for those services.

     Ostrov Resources Ltd., a Canadian company and a shareholder of the Company originally held the rights to participate in the Polish concession and purchase shares in GlobeGas. Ostrov provided approximately $500,000 in funding pursuant to those original agreements but subsequently assigned all its rights to Energy Global. Ostrov, has also assisted the Company with short terms loans. Wolfgang Rauball has longtime business ties with Ostrov.

     The Company has received significant loans from Oxbridge Limited, the parent of Chemilabco, the largest single shareholder of the Company. As of December 31, 1996, the Company owed $1,720,000 to Oxbridge Limited.

     In connection with the sale of Common Stock to certain European investors in May of 1995 by the Company, a convertible debenture held in the name of Dr. Rauball as trustee was converted to stock of the Company at the offering price to the investors in the offering of $3.50 per share rather than the stated price in the debenture of $5.00 per share.

RELATIONSHIP WITH MERLIN V. FISH, FORMER PRESIDENT OF THE COMPANY

     Merlin V. Fish was the principal representative of the Company in negotiating and completing the original transaction with Energy Global and served as the Company's President until December 1995. As a fee for his services in connection with the transaction, the Company released all of the makers from a $215,490 receivable owed by him and his wife, Patricia Fish, and Mr. and Mrs. Scott Waldron to the Company resulting from their previous purchase of a subsidiary of the Company and released a $12,000 debt due from a then affiliate of Mr. Fish.

     In connection with the closing of the initial acquisition of Energy Global, the Company issued 1,015,768 shares of common stock to MSA Mesa and its affiliates. At the time of issuance, the Company was informed that MSA Mesa was an unrelated third party. The Company now believes that MSA Mesa is, and was at the time of the issuance, controlled, directly or indirectly through one or more intermediaries, in part by Merlin V. Fish, the then president and a director of the Company. Mr. Fish disclaims any beneficial ownership in or that he controls MSA Mesa. As a result of the Company's conclusion that Mr. Fish's may be deemed to control MSA Mesa, the Company has treated the issuance of shares to MSA Mesa and its affiliates, as well as the $250,000 in cash which was paid to MSA Mesa, as compensation paid to Mr. Fish in 1994. (See Statement of Stockholders' Equity (Deficit) included in the Financial Statements.)

LOAN TRANSACTIONS

     The Company has funded its operating requirements in part from funds advanced from related parties. As of December 31, 1995, the Company owed an aggregate of approximately $1,300,000 to such related parties. Since that time, the Company has received an additional approximately $4,400,000. These advances are evidenced by promissory notes that were due on demand and that bear interest of 10% per annum. The due dates of these loans has recently been extended to December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the near future. As of January 27, 1997, an agreement respecting such collateral had not been reached.


                                    PART IV


                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

               SEC
Exhibit     Reference
 Number       Number                    Title of Document                            Location

   1           (2)       Exchange Agreement between Northampton, Inc.,           Report on Form 8-K
                         and Energy Global, A.G.                                 dated August 3, 1994,
                                                                                 Exhibit No. 1*

   2           (2)       Agreement and Plan of Merger between EuroGas, Inc.,     Report on Form 8-K
                         and Danube International Petroleum Company, Inc.,       dated July 12, 1996,
                         dated July 3, 1996, as amended                          Exhibit No. 5*

   3           (3)       Articles of Incorporation                               Registration Statement
                                                                                 on Form S-18, File
                                                                                 No. 33-1381-D
                                                                                 Exhibit No. 1*

   4           (3)       Amended Bylaws                                          Annual Report on
                                                                                 Form 10-K for the
                                                                                 fiscal year ended
                                                                                 September 30, 1990,
                                                                                 Exhibit No. 1*

   5           (3)       Designation of Rights, Privileges, and Preferences      Quarterly Report on
                         of 1995 Series Preferred Stock                          Form 10-QSB dated
                                                                                 March 31, 1995,
                                                                                 Exhibit No. 1*

   6           (3)       Designation of Rights Privileges and Preferences        Report on Form 8-K
                         of 1996 Series Preferred Stock                          dated July 12, 1996,
                                                                                 Exhibit No. 1*


   7           (3)       Articles of Share Exchange                              Report on Form 8-K
                                                                                 dated August 3, 1994,
                                                                                 Exhibit No. 6*

   8           (4)       Warrant Agreement dated July 12, 1996, with             Report on Form 8-K
                         Danube shareholders                                     dated July 12, 1996,
                                                                                 Exhibit No. 2*

   9           (4)       Registration Rights Agreement dated July 12, 1996,      Report on Form 8-K
                         with Danube shareholders                                dated July 12, 1996
                                                                                 Exhibit No. 3*

   10          (4)       Option granted to the Trustees of the Estate of
                         Bernice Pauahi Bishop                                   This Filing

   11          (4)       Registration Rights Agreement by and among
                         EuroGas, Inc., and Kukui, Inc., and the Trustees of
                         the Estate of Bernice Pauahi Bishop                     This Filing

   12          (4)       Convertible Debenture issued to Lux Immobilien
                         for $2,200,000                                          This Filing

   13          (10)      Agreement in Principle between EuroGas, Inc.,
                         and Chemilabco B.V., dated June 1996,                   This Filing
                         as amended November 1996

   14          (10)      1996 Stock Option and Award Plan                        This Filing

   15          (10)      Settlement Agreement by and among Kukui, Inc., and
                         Pol-Tex Methane, sp z.o.o., McKenzie Merhane
                         Rybnik, McKenzie Methane Jastrzebie, GlobeGas,
                         B.V. (formerly known as McKenzie Methane Poland,
                         B.V.), and the Unsecured Creditors' Trust of the
                         Bankruptcy Estate of McKenzie Methane Corporation       This Filing

   16          (10)      Employment Agreement with Martin A. Schuepbach          Report on Form 8-K
                         dated July 12, 1996                                     dated July 12, 1996,
                                                                                 Exhibit No. 6*

   17          (10)      General Agreement governing the operation of            Report on Form 8-K
                         McKenzie Methane Poland, B.V.                           dated August 3, 1994,
                                                                                 Exhibit No. 2*

   18          (10)      Concession Agreement between Ministry of
                         Environmental Protection, Natural Resources, and
                         Forestry and Pol-Tex Methane Ltd.                       This Filing

   19          (10)      Association Agreement between NAFTA a.s. Gbely
                         and Danube International Petroleum Company              This Filing

   20          (10)      Agreement between Moravske' Naftove' Doly a.s.
                         and Danube International Petroleum Company              This Filing

   21          (10)      Option to purchase shares of Northampton, Inc., in      Report on Form 8-K
                         the name of Jill S. Holt                                dated August 3, 1994,
                                                                                 Exhibit No. 3*

   22          (10)      Form of Convertible Debenture                           Report on Form 8-K
                                                                                 dated August 3, 1994,
                                                                                 Exhibit No. 7*

   23          (10)      Form of Promissory Note, as amended, with attached
                         list of holders                                         This Filing

   24          (21)      Subsidiaries                                            This Filing

   25          (27)      Financial Data Schedule                                 This Filing

[FN]
*Incorporated by reference

REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the last quarter of its fiscal year ended December 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   EUROGAS, INC.


Dated:  January 31, 1997           By     /s/ Paul Hinterthur
                                      Paul Hinterthur, President
                                      (Principal Executive Officer)


Dated:  January 31, 1997           By     /s/ Hank Blankenstein
                                      Hank Blankenstein, Secretary/Treasurer
                                      (Principal Financial and Accounting
                                      Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




Dated:  January 31, 1997           By     /s/ Dr. Reinhard Rauball
                                      Dr. Reinhard Rauball, Director


Dated:  January 31, 1997           By     /s/ Paul Hinterthur
                                      Paul Hinterthur, Director


Dated:            , 1997           By
        ----------
                                      Dr. Gregory P. Fontana, Director


Dated:            , 1997           By
        ----------
                                      Dr. Hans Fischer, Director


Dated:  January 31, 1997           By     /s/ Hank Blankenstein
                                      Hank Blankenstein, Director





                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                      AND
                              FINANCIAL STATEMENTS








                           December 31, 1995 and 1994




                           HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                           CERTIFIED PUBLIC ACCOUNTANTS






                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)


                               TABLE OF CONTENTS

                                                          Page
                                                          ----

     Report of Independent Certified Public Accountants   F-2

     Consolidated Balance Sheets-December 31, 1995
       and 1994                                           F-4

     Consolidated Statements of Operations for the Years
       Ended December 31, 1995, 1994 and 1993 and for the
       Cumulative Period from June 7, 1991 (Date of
       Inception) Through December 31, 1995               F-6

     Consolidated Statements of Stockholders' Equity
       (Deficit) for the Period June 7, 1991
       (Date of Inception) Through December 31, 1995      F-7

     Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1995, 1994 and 1993
       and for the Period June 7, 1991 (Date of
       Inception) Through December 31, 1995               F-8

     Notes to Consolidated Financial Statements           F-10







HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                             (801) 532-2200
Member of AICPA Division of Firms                        Fax (801) 532-7944
Member of SECPS                               345 East 300 South, Suite 200
Member of Summit International Associates   Salt Lake City, Utah 84111-2693




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Eurogas, Inc.

We have audited the accompanying consolidated balance sheets of Eurogas, Inc. (a Utah corporation) and Subsidiaries (an exploration enterprise in the development stage, referred to herein as "the Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995, and for the cumulative period from June 7, 1991 (date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Globegas B.V. and subsidiaries, a wholly-owned subsidiary, which statements reflect total assets of $7,569,422 and $7,482,577 as of December 31, 1995 and 1994,
respectively, and net loss of $2,210,336, $2,204,283, and $3,363,296, respectively for each of the three years in the period ended December 31, 1995 and $10,246,293 for the cumulative period from June 7, 1991 through December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us and included an explanatory paragraph describing conditions which raised substantial doubt about the ability of Globegas B.V. to continue as a going concern. Our opinion, insofar as it relates to the amounts included for Globegas B.V. and subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements of Eurogas, Inc. and Subsidiaries referred to above present fairly, in all material respects, the financial position of Eurogas, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, and for the cumulative period from June 7, 1991 (date of inception) through December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses since inception as a result of its exploration activities and from general and administrative expenses relating to its development stage activities. As discussed in Note 1 to the consolidated financial statements, the Company is in the process of exploring coal bed methane gas interests but development activities or commercial production has not begun. In addition, the future of the Company is dependent on obtaining additional financing and compliance with its concession agreements. These factors, among others, as discussed in Note 1 of the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments which might result from the outcome of these uncertainties.


                                   /s/ Hansen, Barnett & Maxwell

                                   HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
October 31, 1996


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                          CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                 December 31,
                                            ---------------------
                                                1995       1994
                                            ---------   ---------
Current Assets
   Cash and cash equivalents                $  72,212   $ 797,825
   Other receivables                           19,691      18,393
   Inventory                                    8,251       8,284
   Prepaid expenses                             3,559      24,135
                                            ---------   ---------

       Total Current Assets                   103,713     848,637
                                            ---------   ---------

Property and Equipment
   Mineral interests in unproved
     properties, net of valuation
     allowance                               7,037,244   5,775,949
   Other property and equipment              2,393,611   2,360,582
                                            ----------  ----------
                                             9,430,855   8,136,531
   Less: accumulated depreciation           (1,955,074) (1,480,111)
                                            ----------  ----------

       Net Property and Equipment            7,475,781   6,656,420
                                            ----------   ---------

Other Assets
   Goodwill, net of amortization of $5,542
     and $2,310, respectively                   19,862      25,404
   Deposits                                     81,011      69,501
                                            ----------   ---------

       Total Other Assets                      100,873      94,905
                                            ----------   ---------

Total Assets                                $7,680,367  $7,599,962
                                            ==========  ==========


                               LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                 December 31,
                                            -----------------------
                                                1995       1994
                                            ----------   ----------

Current Liabilities
   Accounts payable                         $  327,193   $  137,408
   Accrued expenses                          2,039,155      309,269
   Accrued taxes                               762,675    1,231,613
   Notes payable - current portion           2,270,593    2,422,897
   Notes payable to related parties -
     current portion                         1,212,007      628,618
                                            ----------   ----------
       Total Current Liabilities             6,611,623    4,729,805
                                            ----------   ----------

Long-Term Debt
   Notes payable                             1,000,000        -
   Notes payable to related parties          3,011,750    3,011,750
                                            ----------   ----------
       Total Long-Term Debt                  4,011,750    3,011,750
                                            ----------   ----------
Stockholders' Deficit
   Preferred stock, $.001 par value,
     2,391,968 shares authorized,
     issued and outstanding                      2,392        2,392
   Common stock, $.001 par value,
     325,000,000 shares authorized,
     32,974,033 shares and 31,932,314
     shares issued and outstanding              32,974       31,932
   Additional paid-in capital               10,895,071    9,369,945
   Cumulative foreign currency
     translation adjustment                    (14,749)     (14,749)
   Deficit accumulated during the
     development stage                     (13,858,694)  (9,531,113)
                                           -----------   ----------

       Total Stockholders' Deficit          (2,943,006)    (141,593)
                                           -----------   ----------

Total Liabilities and Stockholders'
  Deficit                                   $7,680,367   $7,599,962
                                            ==========   ==========





   The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the Cumulative
                                                                                     Period from June 7,
                                                                                     1991 (Date of
                                                     For the Years Ended             Inception) through
                                                         December 31,                December 31,
                                            --------------------------------------

                                                1995         1994         1993           1995
                                            -----------  -------------  ----------   -----------

Revenues                                    $      -     $        -     $      -     $         -
                                            -----------  -------------  -----------  -----------


Operating Expenses
     Impairment of mineral interests in
       property                                    -              -         969,101         969,101
     Depreciation and valuation allowance       480,999        619,913      588,345       1,963,420
     General and administrative               3,528,114      2,666,204    1,978,078       8,946,734
                                            -----------  -------------  -----------  --------------

          Total Operating Expenses            4,009,113      3,286,117    3,535,524      11,879,255
                                            -----------  -------------  -----------  --------------
Other Income (Expenses)
     Interest income                              9,580         19,251      239,423         280,254
     Interest expense                          (644,991)      (372,815)        -         (1,276,603)
     Exchange gains (losses), net               (81,213)        95,374       72,810        (149,157)
     Other income                                16,184           -            -             16,184
                                            -----------  -------------  -----------  --------------

          Total Other Income (Expenses)        (700,440)      (258,190)     312,233      (1,129,322)
                                            -----------  -------------  -----------  --------------

Loss Before Income Taxes                     (4,709,553)    (3,544,307)  (3,223,291)     13,008,577

Benefit from (Provision For)
  Income Taxes                                  468,148       (155,132)    (140,005)       (763,941)
                                            -----------  -------------  -----------  --------------


Net Loss                                     (4,241,405)    (3,699,439)  (3,363,296)    (13,772,518)

Dividends Applicable to Preferred Shares         86,176           -            -             86,176
                                            -----------  -------------  -----------  --------------

Net Loss Applicable to Common Shares        $(4,327,581) $  (3,699,439) $(3,363,296) $  (13,858,694)
                                            ===========  =============  ===========  ==============

Net Loss Per Common Share                   $      0.13  $        0.15  $      0.18  $         0.61
                                            ===========  =============  ===========  ==============

Weighted Average Number of Common
  Shares Used In Per Share Calculation       32,459,436     25,249,825   18,356,916      22,676,060
                                            ===========  =============  ===========  ==============


   The accompanying notes are an integral part of these financial statements.



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Cumulative  Deficit
                                                                                           Foreign     Accumulated    Total
                                      Preferred Stock      Common Stock     Additional   Currency    During the     Stockholders'
                                    -----------------  ------------------   Paid-in      Translation Development    Equity
                                    Shares     Amount  Shares      Amount   Capital      Adjustment  Stage          (Deficit)
                                    ------     ------  ------      ------   ----------   ----------- -----------    -------------
Balance at June 7, 1991
  (Date of Inception)                  -       $   -        -      $    -   $    -       $     -     $      -       $     -

Cash contributed as capital
  investment without issuance
  of stock, prior to March 1992        -           -        -           -     3,675,264        -            -          3,675,264
Issuance of common and preferred
  stock, $0.00 per share, for cash,
  July 1992                         2,391,968   2,392   14,494,772  14,495        6,233        -            -             23,120
Net loss for the period from
  Date of Inception through
  December 31, 1992                    -           -        -           -         -            -        (2,468,378)   (2,468,378)
Foreign currency translation
  adjustment                           -           -        -           -         -          (382)          -               (382)
                                    ---------  ------  -----------  ------  -----------   ----------  ------------   -----------

Balance December 31, 1992           2,391,968   2,392   14,494,772  14,495    3,681,497      (382)      (2,468,378)    1,229,624

Issuance of common stock for
  cash, $3.88 per share, September
  24, 1993                             -           -     2,983,487   2,983    3,997,017        -            -          4,000,000
Foreign currency translation
  adjustment                           -           -        -           -        -         16,563           -             16,563
Net loss                               -           -        -           -        -                          -         (3,363,296)
                                    ---------  ------  -----------  ------  -----------   -------       ----------   -----------

Balance December 31, 1993           2,391,968   2,392   17,478,259  17,478    7,678,514    16,181       (5,831,674)    1,882,891

Issuance of common stock upon
  reorganization with Northampton,
  Inc. $0.00 per share,
  August 3, 1994                       -           -     2,844,055   2,844       (1,858)       -            -                986
Issuance of common stock upon
  acquisition of Energy Global
  A.G., $0.00 per share,
  August 2, 1994                       -           -       217,043     217          493        -            -                710
Issuance of common stock,
  for cash, $0.16 per share,
  August 2, 1994                       -           -    10,377,189  10,377    1,450,028        -            -          1,460,405
Issuance of common stock for
  compensation to officer, $0.24
  per share, August 3, 1994            -           -     1,015,768   1,016      242,768        -            -            243,784
Foreign currency translation
  adjustment                           -           -        -           -        -         (30,930)         -            (30,930)
Net loss                               -           -        -           -        -             -        (3,699,439)   (3,699,439)
                                    ---------  ------  -----------  ------  -----------   --------      ----------    ----------

Balance - December 31, 1994         2,391,968   2,392   31,932,314  31,932    9,369,945   (14,749)      (9,531,113)     (141,593)

Issuance of common stock upon
  exercise of stock options for
  cash, $0.24 per share,
  various dates                        -           -       157,793     158       38,648        -            -             38,806
Issuance of common stock for
  compensation to officer upon
  exercise of stock option, April
  13, 1995, $0.00 per share            -           -        41,667      42        9,958        -            -             10,000
Distribution to two shareholders
  April 12, 1995                       -           -        -           -    (1,150,000)       -            -         (1,150,000)
Issuance of common stock for cash
and conversion of a $1,671,567
debenture, $3.12 per share,
net of $75,546 offering costs,
July 3, 1995                           -           -       842,259     842    2,626,520        -            -          2,627,362
Dividends on preferred shares          -           -           -        -        -             -           (86,176)      (86,176)
Net loss                               -           -           -        -        -             -        (4,241,405)   (4,241,405)
                                    ---------  ------  ----------- -------  -----------   --------    ------------

Balance - December 31, 1995         2,391,968  $2,392   32,974,033 $32,974  $10,895,071   $(14,749)   $(13,858,694)  $(2,943,006)
                                    =========  ======  =========== =======  ===========   ========    ============   ===========

   The accompanying notes are an integral part of these financial statements.



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Cumulative
                                                                                         Period from June 7,
                                                        For the Years Ended              1991 (Date of
                                                            December 31,                 Inception) through
                                               ---------------------------------------   December 31,
                                                   1995         1994          1993          1995
                                               -----------   -----------   -----------   ----------

Cash Flows From Operating Activities
  Net loss                                     $(4,241,405)  $(3,699,439)  $(3,363,296)  $(13,772,518)
  Adjustments to reconcile net loss to cash
     provided by operating activities:
     Impairment of mineral interests in
      properties                                    -             -            969,101        969,101
     Depreciation and amortization                 480,999       619,913       588,345      1,963,420
     Compensation paid with issuance of
        common stock                                10,000       243,784        -             253,784
     Changes in certain operating assets and
        liabilities:
       (Increase) decrease in receivables           11,155        10,100         9,426        121,993
       (Increase) decrease in inventory                 35        43,652        12,025         (7,482)
       (Increase) decrease in prepaid expenses      20,675        12,052        10,728        (37,954)

       (Increase) decrease in deposits             (11,510)      (69,501)        -            (81,011)
       Increase (decrease) in accounts payable     177,508       (40,618)     (143,284)       395,670
       Increase (decrease) in accrued expenses   1,665,733       276,478       (21,815)     1,969,384
       Increase (decrease) in income tax
          payable                                 (468,938)      154,656       140,004        762,675
                                               -----------   -----------    ----------    -----------


     Net Cash Used in Operating Activities      (2,355,748)   (2,448,923)   (1,798,766)    (7,462,938)
                                               -----------   -----------    ----------    -----------


Cash Flows From Investing Activities
  Purchases of mineral interests in
  properties                                    (1,261,295)   (1,650,424)   (1,951,464)      (8,006,345)
  Purchases of property and equipment              (33,029)     (204,149)     (186,835)      (2,393,611)
  Cash received in acquisition of subsidiaries      -              3,350        -                 3,350
                                               -----------   -----------    ----------    -------------


     Net Cash Used In Investing Activities      (1,294,324)   (1,851,223)   (2,138,299)     (10,396,606)
                                               -----------   -----------    ----------    -------------


Cash Flows From Financing Activities
  Proceeds from issuance of debt - related
  parties                                        3,398,854     3,541,802     1,516,264       10,331,523
  Repayment of debt - related parties           (2,293,898)     (187,345)   (3,665,160)      (3,925,415)
  Proceeds from issuance of debt                 1,245,196       173,929     2,314,804        2,990,531
  Principal payments on debt                      (397,500)       -             -            (1,310,306)
  Proceeds from sale of common stock (net
     of $75,546 offering costs in 1995)            974,060     1,460,765     4,000,000       10,109,729
                                               -----------   -----------    ----------    -------------


     Net Cash Provided By Financing
        Activities                               2,926,712     4,989,151     4,165,908       18,196,062
                                               -----------   -----------    ----------    -------------


Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                               (2,253)      (57,386)      (66,456)        (264,306)
                                               -----------   -----------    ----------    -------------


Net Increase (Decrease) in Cash and
   Cash Equivalents                               (725,613)      631,619       162,387           72,212

Cash and Equivalents at Beginning of Period        797,825       166,206         3,819            -
                                               -----------   -----------    ----------    -------------


Cash and Equivalents at End of Period          $    72,212   $   797,825    $  166,206    $      72,212
                                               ===========   ===========    ==========    =============

Supplemental Disclosure of Cash Flow
Information
  Cash paid for interest                       $     8,025   $    22,698    $   -         $      30,723
  Cash paid for income taxes                        -             -             -                -




Supplemental Schedule of Noncash Investing and Financing Activities

During 1995 common stock of the Company was issued upon conversion of a $1,671,567 convertible debenture along with accrued interest in the amount of $20,541.

During 1995 notes payable of $1,150,000 were issued to two shareholders as a distribution from equity. The notes were immediately repaid.


   The accompanying notes are an integral part of these financial statements.


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation-Globegas B.V. was formed as McKenzie Methane Poland B.V. on June 7, 1991 under the laws of the Netherlands. Its name was changed to Globegas B.V. (Globegas) on August 25, 1995. Globegas has entered into reorganization transactions with Eurogas, Inc. and Energy Global A.G. whereby Globegas was determined to be the acquiring corporation for financial reporting purposes, as described herein. Upon its formation in 1991, Globegas entered into three joint venture agreements with the Polish Ministry of Environmental Protection of Natural Resources and Forestry whereby Globegas obtained an 85 percent interest in three 35 year coal bed methane gas concessions located in the Upper Silesian Coal Fields of Poland (See Note 9 which discusses the subsequent acquisition of the remaining 15 percent interest in one of the concessions). As consideration for the interests in the concessions, Globegas committed to make annual expenditures toward exploration and development of the concessions, as further discussed in Note 8.

Energy Global A.G. (EGA), a Liechtenstein corporation, was formed May 16, 1994 for the purpose of investing in Globegas. From its formation through August 2, 1994, EGA issued common stock for $34,000, which it expended in its development stage activities, and borrowed $313,500, which it invested in Globegas. Northampton, Inc., a publicly held Utah corporation, was incorporated October 7, 1985. It conducted limited business activities in prior periods; however, all previous operations and assets were disposed of by August 2, 1994. On August 29, 1994, its name was changed to Eurogas, Inc. (Eurogas).

From August 2, 1994 through October 1995, Globegas and its stockholders entered into agreements to sell all of the outstanding capital stock of Globegas to EGA. The agreements ultimately resulted in 100 percent ownership of Globegas by EGA as of October 4, 1995. On August 3, 1994, Eurogas entered into an acquisition agreement to acquire all of EGA's capital stock. As a result of these agreements, between August 3, 1994 and September 22, 1995, Eurogas issued 17,478,259 shares of common stock and issued 2,391,968 shares of preferred stock on April 12, 1995 to the Globegas stockholders and to entities which held options to acquire Globegas stock. In August 1994, Eurogas issued 10,377,189 common shares for cash in the amount of $1,460,405. Eurogas issued 217,043 shares of common stock in exchange for all of the EGA capital stock outstanding prior to the acquisition. EGA only had nominal net assets at August 3, 1994. Additionally, 1,015,768 Eurogas common shares were issued to an officer of Eurogas on the date of the acquisition. In May 1995, Eurogas delivered promissory notes to two Globegas stockholders totaling $1,150,000 which were also paid in May 1995. These notes were issued and paid in connection with the acquisition and have been accounted for as distributions to those shareholders. Eurogas has also issued stock options to settle a claim associated with the acquisition, as discussed further in Note 8.

The acquisition transactions were accounted for as a reorganization of Globegas for accounting purposes. Prior to the reorganization, Eurogas had 2,844,055 common shares issued and outstanding. In the reorganization, the assets and liabilities of EGA and Eurogas were recorded at their historical cost, which was considered to be their fair value because EGA and Eurogas had no operations or material assets. Legal and professional costs in the amount of $27,714 were incurred in connection with the reorganization and have been recorded as goodwill. Goodwill is being amortized over a period of five years. The accompanying financial statements have been restated for all periods presented to reflect the preferred and common shares issued to the Globegas shareholders. The operations of EGA and Eurogas have been included in the accompanying consolidated financial statements from the date of the reorganization. Operations of EGA and Eurogas were immaterial prior to the reorganization; therefore, pro forma operating information is not presented. Eurogas, EGA, Globegas and its joint venture subsidiaries are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Condition-The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, at December 31, 1995, current liabilities exceeded current assets by $6,507,910 and the Company has incurred losses of $13,858,694 since its inception in July, 1991. As a development stage enterprise, the Company's activities have been limited to exploration activities with no significant production of methane gas to date. Realization of the amounts included in gas properties is dependent on the Company developing sufficient quantities of proven and probable reserves of methane gas. If exploration activities prove to be unsuccessful, all or a portion of the mineral interests in unproved properties will be charged to operations. These factors raise substantial doubt about the ability of the Company to continue in its current form. In order to continue, the Company will need to obtain additional financing sufficient to meet the short and long term obligations of the Company and to fund the exploration and development of proven reserves of methane gas on concessions currently held by the Company.
Management plans to obtain needed financing through issuance of equity and debt securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Revision of Prior Financial Statements for Change in Reporting Entity-The Company's prior financial statements were prepared assuming Eurogas, Inc. to be the acquiring entity for financial reporting purposes. Those financial statements presented net assets at September 30, 1994 of $7,789,232, which included an 18 percent interest in Globegas, reported on the equity method at $18,550,000. However, these consolidated financial statements reflect the acquisition of 100% of Globegas and restate and revise the prior presentation to present Globegas as the acquiring and operating entity. Accordingly, these consolidated financial statements are prepared using the Globegas year end of December 31, and as stated above, are restated for all periods presented for the effect of the reorganization.

Exploration and Development Stage Activities-Since its formation, the Company's oil and gas activities have consisted of acquisition of unproved and undeveloped mineral interests and of exploratory drilling. At December 31, 1995, the Company is considered to be in the exploration stage for purposes of its oil and gas operations. However, it is considered a development stage enterprise for financial reporting purposes.

Inventory-Inventories, consisting primarily of materials and supplies, are stated at the lower of cost or market, cost being determined by the average cost method.

Mineral Interests in Properties-The full cost method of accounting is used to account for mineral interests in properties. Under this method all costs incidental to the acquisition, exploration, and development of gas properties are capitalized. These costs include costs of drilling and equipping wells, as well as directly related overhead cost which include the costs of Company owned equipment. Costs of unproved properties are assessed periodically and any resulting provision for impairment which is required is charged to operations. All capitalized costs of gas properties, including the estimated future costs to develop proved reserves, if found, will be amortized using the units-of-production method.

Other Property And Equipment-Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvement are capitalized. Depreciation of property is provided on a straight-line basis over the estimated useful lives, at the following rates:

       Buildings    40 years
       Equipment    3 to 5 years


Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $480,999, $619,913 and $588,345, respectively.

Financial Instruments -The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented herein were based on market information available to management as of December 31, 1995.

The Company had cash in Polish banks in the amount of $64,446 and $64,489 at December 31, 1995, and 1994, respectively. The Company would incur certain costs if the cash were to be transferred out of Poland.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share-Loss per share is calculated using the weighted average number of shares of common stock outstanding during each period with the exception that shares issued in the reorganization have been presented as if they were outstanding for all periods presented using the treasury stock method. Common stock equivalents which would decrease loss per share have not been included in the calculation.

Foreign Currency Translation Foreign currency exchange gains and losses have been reflected in the results of operations. Due to the highly-inflationary Polish economy in which the Polish subsidiaries operate, the financial statements of Globegas and its subsidiaries from inception through December 31, 1993 were prepared using the Dutch Guilder as the functional currency. The consolidated balance sheets were then translated into U.S. dollars at the year-end rates of exchange and the consolidated statements of operations were translated at the weighted average exchange rates during each reporting period. The effects of translating the financial statements into U.S. dollars were recorded as a separate component of stockholders' equity. The U.S. dollar became the functional currency of the Company and its subsidiaries beginning in 1994. Accordingly, the 1995 and 1994 financial statements of foreign subsidiaries have been measured in U.S. dollars using historical exchange rates and all resulting exchange and losses have been included in the results of operations.

Income Taxes-Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases computed at enacted tax rates when such amounts are expected to be realized or settled.

Effect of Recently Issued Financial Accounting Standards In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which will be effective for the Company in 1996. The statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. In the past, it has been the Company's policy to evaluate its assets for possible impairment and recognize an impairment loss if necessary. Accordingly, the impact of adoption of SFAS No. 121 is not expected to be material to the consolidated financial statements of the Company.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which encourages the recognition of compensation from stock options granted to employees based on the fair value of the options at the grant dates. However, SFAS 123 permits the continued use of the intrinsic value method under APB Opinion 25, Accounting for Stock Issued to Employees and related Interpretations. The Company intends to continue to account for stock-based compensation in accordance with APB Opinion 25. The Company will be required to disclose in its 1996 consolidated financial statements the pro forma results of operations had compensation cost for options granted by the Company after 1994 been determined based on the fair value of the options at the grant dates, consistent with the method of SFAS No. 123.

NOTE 2--MINERAL INTERESTS IN UNPROVED PROPERTIES

All the Company's methane gas properties are located in Poland. At December 31, 1995, a determination was not made, nor has a determination been subsequently made, regarding the extent of proved methane gas reserves. However, Management evaluated the unproved properties at December 31, 1995 and subsequently, and determined that recognition of impairment of those properties was not necessary. No production has been obtained from the unproved properties and, consequently, amortization of the cost of the properties has not begun. The Company expects to begin gas production in 1997, if proved reserves are determined to exist in commercial quantities, at which time amortization of capitalized costs will be recognized under the units-of-production method. Due to drilling in certain areas for which the Company did not have its concession confirmed and currently has no rights to future production, impairment has been deemed to have occurred and a valuation allowance equal to the costs incurred for those areas has been recognized as a reduction in the carrying value of unproved properties and was charged to expense in the accompanying statements of operations during the year ended December 31, 1993.

Costs incurred for mineral interests in methane gas properties consist of the following:


                                                              Acquisition and
                                                                Exploration
            Period Incurred                                         Costs
            ---------------                                   ---------------

            Period from June 7, 1991 to December 31, 1991     $1,292,720
            Year end December 31, 1992                         1,850,442
            Year end December 31, 1993                         1,951,464
            Year end December 31, 1994                         1,650,424
            Year end December 31, 1995                         1,261,295
                                                              ----------

                                                              $8,006,345
                                                              ==========

The Company had the following capitalized costs relating to methane gas properties at December 31:

                                                          1995         1994
                                                      ----------    ----------

          Mineral interests in unproved properties    $8,006,345    $6,745,050
          Less accumulated valuation allowance          (969,101)     (969,101)
                                                      ----------    ----------

          Net Capitalized Costs                       $7,037,244    $5,775,949
                                                      ==========    ==========


NOTE 3--OTHER PROPERTY AND EQUIPMENT

Other property and equipment consist of the following at December 31:


                                                   1995          1994
                                                ----------    ----------

            Land                                $   13,449    $   13,449
            Buildings                              240,991       240,991
            Drilling rigs and related equipment  2,123,311     2,087,463
            Furniture and fixtures                   5,848         9,204
            Office equipment                        10,012         9,475
                                                ----------    ----------
                                                 2,393,611     2,360,582
            Less:  Accumulated depreciation     (1,955,074)   (1,480,111)
                                                ----------    ----------

            Net Property and Equipment          $  438,537    $  880,471
                                                ==========    ==========


NOTE 4--NOTES PAYABLE TO RELATED PARTIES

Loans from related parties at December 31, 1995 and 1994 were as follows:

                                                                          1995           1994
                                                                      ------------   ------------

  Loans from an officer and director who is acting as trustee on
     behalf of others, interest at 7.5%, due on demand, unsecured     $    428,294   $     -
  Loan from a company associated with an officer and director,
     due on demand with interest at 7.5%, unsecured                         58,286        171,525
  Loan from an officer and director, due on demand, interest at
     7.5%, unsecured                                                       268,334         -
  Loans from former officers, directors and employees, due on
     demand with interest at 10% to 12.5%, unsecured                       457,093        457,093
  7.5% convertible debentures payable to an officer and director who is acting as trustee on behalf of others, interest and principal was due June 30, 1999, converted during 1996
     into 1,003,917 shares of common stock                               3,011,750      3,011,750
                                                                      ------------   ------------


Total Notes Payable to Related Parties                                   4,223,757      3,640,368
Less: Current Portion                                                   (1,212,007)      (628,618)
                                                                      ------------   ------------


Notes Payable to Related Parties -  Long-Term                         $  3,011,750   $  3,011,750


NOTE 5--NOTES PAYABLE

Other loans and notes payable at December 31, 1995 and 1994 were as follows:


                                                                    1995            1994
                                                                ------------    -----------

   Loans due on demand and in July 1996, interest from
      7.5% to 10%                                               $    468,093    $   222,897
   7% note payable to an Austrian oil and gas firm payable
      $400,000 on March 31, 1995 with quarterly installments
      of $260,000 plus interest due beginning July 1, 1995,
      secured by drilling equipment, office equipment and
      buildings.                                                   1,802,500      2,200,000
   7.5% convertible debentures, interest and principal due
      June 30, 1999 converted during 1996 into 200,000 shares
      of common stock                                              1,000,000         -
                                                                ------------    -----------

   Total Notes Payable                                             3,270,593      2,422,897
   Less: Current Portion                                          (2,270,593)    (2,422,897)
                                                                ------------    -----------

   Note Payable - Long-Term                                     $  1,000,000         -
                                                                ============    ===========


Having not met the payment schedule for the Austrian oil and gas firm note, the Company is now in default. Accordingly, the entire note has been classified as current. Under the note terms the creditor has an option to purchase 25% of Pol-Tex Methane due to the default. However, that option has not been exercised.

Annual maturities of notes payable to related party and to others over the next five years are as follows:

            Due during the year ended December 31:
            --------------------------------------

                    1996                            $  3,482,600
                    1997                               -
                    1998                               -
                    1999                               4,011,750
                    2000                               -
                                                    ------------

                                                    $  7,494,350
                                                    ============



NOTE 6--INCOME TAXES

                                                                December 31,
                                                  ----------------------------------------
                                                         1995          1994           1993
                                                  -----------   -----------   ------------

       The benefit from (provision for) income
        taxes, which is all current, consists of the following:

              Foreign Taxes                       $   468,148   $  (155,132)  $   (140,005)
                                                  ===========   ===========   ============

       Deferred tax assets are comprised of the
        following:
              Tax loss carry forwards             $   706,040   $   485,475   $    167,000
              Less valuation allowance               (706,040)     (485,475)      (167,000)
                                                  -----------   -----------   ------------

       Net Deferred Tax Asset                     $    -        $    -        $     -
                                                  ===========   ===========   ============


The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes at December 31:


                                                   1995             1994               1993
                                               -------------   --------------    ---------------

    Tax at statutory rate (34%)                $  (2,070,596)  $   (1,205,064)   $    (1,095,919)
    Non-deductible expenses                              763            2,680               -
    Deferred tax asset valuation change              220,563          318,475             89,000
    Effect of lower tax rates                      1,381,120        1,039,041          1,146,924
                                               -------------   --------------    ---------------


    Total Income Tax Provision (benefit)       $    (468,148)  $      155,132    $       140,005
                                               =============   ==============    ===============



The net change in the deferred tax valuation allowance was $220,565 and $318,475 for the years ended 1995 and 1994, respectively. At December 31, 1995 Pol-Tex Methane had tax loss carry forwards of approximately $323,000 in Poland, expiring at various dates through 1997, and had tax loss carry forwards in the United States of $1,289,931 and $1,915,228, respectively.

Dutch Domestic income tax is assessed at various rates on foreign exchange gains, gains on the sale of property and equipment, and interest income.

NOTE 7--RELATED PARTY TRANSACTIONS

Loans from related parties are described in Note 4.

A former manager and shareholder of the Company provided escrow services in the reorganization described in Note 1 through a company under his control. During the years ended December 31, 1994 and 1993 he received $194,000 and $237,000, respectively for services provided.

A shareholder of the Company who also acts as a consultant and manager was paid for commissions and finders fees related to the reorganization described in Note 1 through a company under his control. During the years ended December 31, 1995 and 1994 he received $69,447 and $100,000, respectively for services provided.

In contemplation of the reoganization described in Note 1, Northampton, Inc. forgave debts from a former officer and director of $227,490. In connection with the reorganization, the Company issued 1,015,768 shares of common stock valued at $243,784 and paid a fee of $250,000 to entities the Company believes he may be deemed to have controlled.

NOTE 8--COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts have original terms that range from six months to three years but will continue until either party to the contract gives notice to terminate. Current future commitments under these contracts are as follows:

          Payable in 1996          $170,400
          Payable in 1997            99,400
                                   --------
                                   $269,800
                                   ========


A regulatory agency of the Polish government requires the Company to invest $2,918,000 by March 31, 1997 in accordance with a specific investment schedule set out by the agency. As of December 31, 1996 the Company had met approximately 80% of its obligations towards the 1997 deadline.

During April 1995, a former officer of the Company exercised a stock option whereby the Company issued 41,667 shares of its common stock. The Company has no evidence of receipt of consideration for the stock issuance. The Company therefore considers the issuance as compensation to the officer.

The concession agreement between a subsidiary of the Company and Poland's Ministry of Environmental Protection of Natural Resources and Forestry stipulates once commercial production begins the Company is to make a one time payment of $287,900 to the Ministry, as well as a yearly payment equal to 9% of sales during the following twenty years.

The Company has not entered into agreements with the owners of the land where drilling has taken place or where proposed drilling is to take place as to the price for the land once commercial production commences.

The Company has been informed that it is the subject of an investigation by the United States Securities and Exchange Commission (SEC), involving the financial and other information set forth in the Company's periodic filings and press releases. The Company has produced numerous documents and the oral testimony of its officers and directors pursuant to extensive subpoenas from the SEC. The SEC has obtained similar information from the Company's prior independent public accountants. The Company cannot currently predict the duration or outcome of this investigation.

Dutch law requires the annual statutory filing of financial statements of an operating subsidiary of the Company with the Chamber of Commerce in the Netherlands. The Company's operating subsidiary has only filed through the year ended December 31, 1992 and as a result could incur a maximum penalty of $5,000.

The Kingdom of the Netherlands has indicated it will assess a tax against the Company's operating subsidiary, Globegas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by Globegas. At such time as the Company receives the assessment from the Netherlands, it intends to contest the tax. However, the Company may be required to post a bond to contest the matter. The Company has recorded a tax provision of $155,232 in 1995 and $140,005 in 1994 to reflect this contingency.

An unrelated entity filed a claim against the Company in connection with lending activities between that entity and the management of Globegas prior to the reorganization with Eurogas. The claim asserted that funds which were loaned to management may have been invested into Globegas and therefore the entity might have had an interest in Globegas at the date of the reorganization. In November 1996, Eurogas entered into an agreement which settled the claims. Eurogas issued 100,000 shares of common stock to the entity (which have been included in the issuance of 17,478,259 shares of common stock discussed in Note 1) and granted the entity options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share based upon when the options are exercised. The options were exercisable upon issuance and are exercisable through December 1998.


In July of 1996 Dr. Martin A. Schuepbach, the President of Danube, was added to the Board of Directors of the Company and he was appointed as the Company's president and chief executive officer for a term of three years. On January 14, 1997, Mr. Schuepbach resigned as a director and officer of the Company and asserted that a breach of his employment contract occurred, and that he is entitled to monthly compensation for the remainder of the term of the contract. The Company plans to deny any breach; to date the Company is not aware of any litigation having been filed in this matter and cannot estimate a possible contingent liability. (Unaudited).

On January 17, 1997 the Company's joint venture partner in the Czech Republic notified the Company it is delinquent in the payment of certain obligations of the joint venture agreement and threatened to terminate the association. The Company disagrees with the assertion and has invoked its right to arbitrate this dispute. Pending resolution, the Company has suspended any further work in the Czech Republic. The Company is currently unable to predict the outcome or make any estimates regarding the related loss contingency. (Unaudited).

NOTE 9--SUBSEQUENT EVENTS

Acquisition of Subsidiary (Unaudited)-Effective on July 3, 1996, the Company completed an acquisition of Danube International Petroleum Company, Inc. and Subsidiaries (Danube). Danube is a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. All of the issued and outstanding common stock of Danube was acquired for $500,000 paid at closing, an obligation to pay $2,500,000 on or before December 31, 1996, 15,000,000 shares of the Company's common stock, 1,250,000 shares of a newly created 1996 Series preferred stock which is convertible into an aggregate of 2,500,000 shares of common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. The promissory notes are in default. The acquisition of Danube was accomplished by Eurogas forming a wholly-owned subsidiary incorporated in Texas and Danube was merged into the subsidiary. Additionally, the Company borrowed $2,000,000 from an unrelated third party of which $1,085,000 was paid directly to the joint venture for Danube's share of drilling costs. The acquisition was accounted for by the purchase method of accounting with the total purchase price being $4,101,250. The preferred stock issued was assigned a value of $1,250, which is equal to its par value, and the common stock was assigned a value of $15,000, which is also its par value. The purchase price was allocated to the net assets acquired based on their fair value. No goodwill was recognized from the acquisition. The operations of Danube will be included in the operations from July 3, 1996. The following presents pro forma summary balance sheet information assuming the acquisition of Danube occurred on December 31, 1995 (unaudited):


       Current assets                                           $ 1,840,697
       Property and equipment                                    12,948,929
       Other assets                                                 300,873
                                                                -----------
              Total Assets                                      $15,090,499
                                                                ===========

       Current liabilities                                      $ 9,538,864
       Long-term debt                                             7,528,391
       Minority interest                                            950,000
       Stockholders' deficit                                     (2,926,756)
                                                                -----------
              Total Liabilities and Stockholders' Deficit       $15,090,499
                                                                ===========


Summary pro forma results of operations for the year ended December 31, 1995, assuming the acquisition occurred on January 1, 1995, are as follows (unaudited):


     Revenues                                     $    -
     Net loss                                     $(5,346,775)
     Net loss applicable to common shares         $(5,495,451)
     Net loss per common share                    $     (0.12)
     Weighted average common shares outstanding    47,459,436


A financial consulting firm was retained by Danube prior to its acquisition by the Company to assist in raising capital in exchange for commissions based on the capital obtained. Upon completion of the Danube acquisition by Eurogas, the financial consultant filed a complaint asserting a claim of $435,000 in commissions plus interest and legal fees. Prior to the acquisition of Danube the financial consulting firm was successful in raising a limited amount of money and Eurogas has offered a settlement of $50,000, the approximate amount it believes is due, plus additional commissions for future financing received as a result of the consulting firm's efforts.

Acquisition of Remaining Interest in Pol-Tex Methane-On May 17, 1996 the Company acquired the remaining 15% interest in the Company's subsidiary, Pol-Tex Methane, from the Polish Government for a cash payment of $25,000 and the release of the obligation of the Polish Government to fund development costs of the Concession.

Agreement to Negotiate on Sale of Pol-Tex Methane's Assets-On June 7, 1996 the Company entered into an agreement with a major oil and gas entity which provided that the Company would only negotiate with such major oil and gas entity concerning the sale of Pol-Tex Methane or the joint development of the concessions held by Pol-Tex Methane until January 31, 1997. The agreement has been extended until February 14, 1997. (Unaudited).

Debentures Converted-On March 11, 1996 holders of convertible debentures worth $1,000,000 were exchanged for 200,000 shares of the Company's common stock. On August 8, 1996, an additional $3,011,750 of debentures were converted into 1,003,917 shares of the Company's common stock. (Unaudited).

Issuance of Additional Debt-During 1996 the Company has issued debt securities and notes payable to various sources, including related parties and private investors in exchange for approximately $7,064,000 in cash. (Unaudited).

Lease and Purchase Commitments-During September 1996, the Company entered into a four year lease agreement for an 8,800 square foot office facility in New York City, New York. Lease payments for the term of the lease of $10,023 per month were prepaid on execution of the lease agreement. Additional payments may be required based on an annual escalation clause in the lease agreement. The Company sub-leases a major portion of the office space to a third party. During September 1996, the Company entered into a lease agreement for office space in Salt Lake City, Utah. The lease payments are $1,631 per month with a minimum escalation of six percent per year over the three year term of the lease. The Company leases office space in Jastrzebie, Poland. Lease payments are $1,500 per month through expiration of the lease on December 31, 1996. Since the date of the financial statements the Company has exercised an option to purchase the facility. The purchase required a $100,000 down payment and monthly payments of $3,000 toward the purchase price of $900,000. (Unaudited).


NOTE 10--STOCKHOLDERS' EQUITY

Date of Inception - Stock Agreement-Globegas was formed under an agreement dated June 7, 1991. The Company was "in-formation" until the stock was formally issued in July 1992. The June 7, 1991 agreement identified a former investor as a 50% owner. The agreement also required the former investor to make cash contributions up to $20,300,000 for funding of the Polish methane gas exploration. Of the $20,300,000 required contribution, the former investor made cash contributions prior to July 1992 of $3,675,264. When the stock was issued in July 1992, due to the unfulfillment of the former investor's required cash contributions, he was not issued shares of stock. Instead, the amount of the capital contribution has been included in additional paid-in capital.

Preferred Stock-The 1995 Series Preferred Stock of the Company, issued on April 12, 1995, is non-voting and non-participating. The 1995 Series Preferred stockholders are entitled to an annual dividend of $0.05 per share. Each share of the 1995 series preferred stock will be converted automatically into two shares of the Company's common stock two years from the date of its issuance.

The 1996 Series Preferred Stock of the Company, issued on July 12, 1996, is non-voting, and junior to the 1995 Series. Stockholders of the 1996 Series stock are entitled to an annual cumulative dividend of $0.05 per share. Each share of the 1996 Series preferred stock will be converted automatically into two shares of the Company's common stock on July 3, 1997. (Unaudited).





                   Report of Independent Registered Auditors
                   -----------------------------------------



To the Board of Directors of Globegas B.V.

We have audited the accompanying consolidated balance sheets of Globegas B.V. (formerly McKenzie Methane Poland, B.V.) (a development stage enterprise) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended and for the period from June 7, 1991 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globegas B.V. (a development stage enterprise) as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years then ended and for the period of June 7, 1991 (inception) through December 31, 1995 in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming the Company and its subsidiaries will continue as a going concern. The Company's subsidiaries have experienced losses since inception as a result of their development activities. As discussed in Note B to the financial statements, the Company's subsidiaries are in the process of developing coal bed methane gas reserves but commercial production has not begun. In addition, the future of the Company is dependent on obtaining additional financing and compliance with its concession agreement with the Polish Ministry of Environmental Protection of Natural Resources and Forestry. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton

GRANT THORNTON


Warsaw, Poland
Date October 31, 1996


                                 Globegas B.V.
                        (A Development Stage Enterprise)

                                                    CONSOLIDATED BALANCE SHEETS

                                                            December 31,

            ASSETS                                           1995             1994
CURRENT ASSETS
  Cash and Cash equivalents                           $     71,870      $   793,795
  Sundry debtors                                            19,691           16,900
  Material and supplies                                      8,251            8,284
  Prepayments                                                2,071           22,647
                                                        ----------       ----------

            Total current assets                           101,883          841,626

PROPERTY AND EQUIPMENT - AT COST
  Gas properties not subject to amortization,
     at cost using the full cost method of               8,006,345        6,745,050
     accounting
  Other property and equipment                           2,377,751        2,341,903
                                                        ----------       ----------
                                                        10,384,096        9,086,953
Less accumulated depreciation and valuation
     allowance                                           2,916,557        2,446,002
                                                        ----------       ----------

                                                         7,467,539        6,640,951
                                                        ----------       ----------

                                                      $  7,569,422     $  7,482,577
                                                       ===========      ===========


            LIABILITIES AND STOCK-
            HOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                            $    312,350     $    114,050
  Current maturities of long-term debt                   1,802,500        2,200,000
  Accrued expenses                                       1,119,804          226,880
  Unsecured notes payable                                1,134,660          621,130
  Taxes payable                                            762,575        1,231,613
  Due to related parties                                 1,607,652           58,860
                                                       -----------      -----------

            Total current liabilities                    6,739,541        4,452,533

COMMITMENTS                                                 --               --

STOCKHOLDERS' EQUITY
  Common stock - $57.80 par value; authorized
     2000 shares; issued and outstanding 600
     shares on 1995 and 424 shares in 1994                  34,680           24,507
  Contributed capital                                   11,056,243       11,056,243
Cumulative foreign currency translation adjustment
                                                           (14,749)         (14,749)
Deficit accumulated in the development stage           (10,246,293)      (8,035,957)
                                                       -----------      -----------

            Total stockholders' equity                     829,881        3,030,044
                                                       -----------      -----------
                                                      $  7,569,422     $  7,482,577
                                                       ===========      ===========



                                 Globegas B.V.
                        (A Development Stage Enterprise)

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 Period from
                                                                                 June 7 1991
                                                                                 (inception)
                                                                                 through
                                            Year ended December 31,              December 31,
                                 -------------------------------------------     ------------
                                      1995             1994           1993           1995
Revenues
  Interest income                  $     7,795     $     18,562    $   239,423    $   277,780
  Foreign exchange gains                   ---           83,422         72,810        211,676
  Other                                 16,184              ---            ---         16,184
                                    ----------      -----------                     ---------
                                        23,979          101,984        312,233        505,640

Costs and expenses
  Impairment of gas properties             ---              ---        969,101        969,101
  Depreciation and valuation
    allowance                          470,555          614,393        588,345      1,947,456
  General and administrative         1,816,676        1,087,913      1,614,116      5,401,223
  Foreign exchange losses, net          80,175              ---            ---        370,312
  Interest                             315,805          316,330        258,797        890,932
  Other                                 20,142          132,975        105,166        410,334
                                    ----------       ----------      ---------     ----------
                                                                         2,703,353        2,151,611      3,535,525      9,989,358
                                    ----------       ----------      ---------     ----------


LOSS BEFORE TAXES                    2,679,374        2,049,627      3,223,292      9,483,718

INCOME TAXES                          (469,038)         154,656        140,004        762,575

                    NET LOSS       $ 2,210,336     $  2,204,283    $ 3,363,296    $10,246,293
                                    ==========      ===========     ==========     ==========

Net loss per share                 $  4,733.05     $   5,324.36    $  8,408.24    $ 24,512.66
                                    ==========      ===========     ==========     ==========

Weighted average outstanding
shares                                     467              414            400            418
                                    ==========      ===========     ==========     ==========

                                 Globegas B.V.
                        (A Development Stage Enterprise)

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Years ended December 31, 1995, 1994, and 1993 and the period from June, 1991 (inception)
                                                     through December 31, 1995
                                                                                           Deficit          Total
                                                                                           accumulated      capital
                                 Capital   stock                         Cumulative        the              and
                                 -------  -----
                                                       Contributed       translation       development      stockholders'
                              Shares      Amount       capital           adjustment        deficit          equity
                              ------      ------       -----------       -----------       -----------      -------------

Balance at June, 1991            ---      $    ---     $    ---          $    ---          $     ---        $    ---
(Inception)
Contributed capital              ---           ---         3,675,264          ---                               3,675,264
Net loss                         ---           ---          ---               ---               (835,015)        (835,015)
                              ---------   -----------  -------------     ------------      -------------

Balance January 1, 1992          ---           ---         3,675,264          ---               (835,015)       2,840,249
Issuance of capital stock           400        23,120       ---               ---                ---               23,120
Net loss                         ---           ---          ---               ---             (1,633,363)      (1,633,363)
Foreign currency translation
  adjustment                     ---           ---          ---                  (382)           ---                 (382)
                              ---------   -----------  -------------     ------------      -------------

Balance December 31, 1992           400        23,120      3,675,264             (382)        (2,468,378)       1,229,624
Contributed capital              ---                       4,000,000                                            4,000,000
Foreign currency translation
  adjustment                     ---           ---          ---                16,563                              16,563
Net loss                         ---           ---          ---               ---             (3,363,296)      (3,363,296)
                              ---------    ----------  -------------     ------------      -------------

Balance, December 31, 1993          400        23,120      7,675,264           16,181         (5,831,674)       1,882,891

Issuance of additional shares
  of capital stock                   24         1,387      3,380,979          ---               ---             3,382,366
Foreign currency translation
  adjustment                     ---           ---          ---               (30,930)          ---               (30,930)
Net loss                         ---           ---          ---               ---            (2,204,283)       (2,204,283)


Balance December 31, 1994           424   $    24,507     11,056,243     $    (14,749)     $ (8,035,957)      $ 3,030,044
Issuance of additional shares
  of capital stock                  176        10,173       ---               ---               ---                10,173
Net loss                         ---           ---          ---               ---            (2,210,336)       (2,210,336)
                               ---------   ----------  -------------      -----------      ------------       -----------

Balance December 31, 1995           600   $    34,680  $  11,056,243     $    (14,749)     $(10,246,293)      $   829,881
                               =========  ===========  =============     ============      ============       ===========


                                 Globegas B.V.
                        (A Development Stage Enterprise)

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                              Period from
                                                                                              June 7 1991
                                                                                              (inception)
                                                                                              through
                                                       Year ended December 31,                December 31,
                                       -------------------------------------------------------------------
                                              1995             1994              1993               1995
Net loss                                $                 $                $                 $
Adjustments to reconcile net loss to       (2,210,336)      (2,204,283)       (3,363,296)       (10,246,293)
  net cash used in operating
activities
Impairment                                         --               --           969,101            969,101

Depreciation and amortization                 470,555          614,393           588,345          1,947,456
Decrease (increase) in sundry debtors           9,662           11,593             9,426            121,993
Decrease (increase) in materials and
   supplies                                        35           43,652            12,025             (7,482)
Decrease (increase) in prepayments             20,675           13,540            10,728            (36,466)
(Decrease) increase in accounts
payable                                       186,517          (63,616)         (143,284)           381,322
Increase(decrease) in accrued
expenses                                      894,406          223,457           (21,815)         1,136,208
Increase (decrease) in taxes pending         (469,038)         154,565           140,004            762,575
                                        -------------     ------------      ------------      -------------

  Net cash used in operating
       activities                          (1,097,524)      (1,206,608)       (1,798,766)        (4,971,586)
Cash flows from investing activities
  Payments for gas properties              (1,261,295)      (1,650,424)       (1,951,464)        (8,006,345)
  Capital expenditure for other
      property and equipment                  (35,848)        (185,470)         (186,835)        (2,377,751)
                                        -------------     ------------      -------------     -------------

  Net cash used in investing
       activities                          (1,297,143)      (1,835,894)       (2,138,299)       (10,384,096)
Cash flows from financing activities
  Proceeds from related party
borrowings                                  1,548,792          286,339         1,516,264          7,152,829
  Repayment of related party
borrowings                                         --         (331,709)       (3,665,160)        (5,545,177)
Proceeds from issuance of long-term
     debt                                          --               --         2,200,000          2,200,000
Proceeds from issuance of notes
payable                                       116,030          390,481           114,804            793,283
  Proceeds from issuance of stock and
     capital contributions
                                               10,173        3,382,366         4,000,000         11,090,923
                                        -------------     ------------      ------------      -------------
   Net cash provided by financing
       activities                           1,674,995        3,727,477         4,165,908         15,691,858
Effect of exchange rate changes on
cash
                                               (2,253)         (57,386)          (66,456)          (264,306)
                                        -------------     ------------      ------------       -------------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                    (721,925)         627,589           162,387             71,780
Cash and cash equivalents at
beginning of year
                                              793,795          166,206             3,819                 --
                                        -------------     ------------      ------------       ------------
Cash and cash equivalents at end of
year                                    $      71,870     $    793,795      $    166,206             71,870
                                        =============     ============      ============       ============


Supplemental information: No interest or tax payments have been made since inception.


                                 Globegas B.V.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1995, l994, and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.   Description of Business and Principles of Consolidation
     -------------------------------------------------------

On August 2, 1994 MCK Development entered into an agreement with Energy Global
AG (EGA), a subsidiary of EuroGas Inc., to sell all of the outstanding shares of Globegas B.V. The agreement provided for the acquisition to be on an instalment basis which has resulted in 100% ownership of Globegas B.V. by EGA as of October
4, 1995.  Effective August 25, 1995 Globegas B.V. changed its name from McKenzie
Methane Poland B.V.

The consolidated financial statements include the accounts of Globegas B.V. and its three Polish subsidiaries -- Pol-Tex Methane Sp. z o.o. (PTM), McKenzie
Methane Rybnik Sp. z o.o. (MMR) and McKenzie Methane Jastrzebie Sp. z. o.o.
(MMJ). Globegas B.V. (the Company) is a Dutch holding company. PTM and MMJ were formed with the state owned Jastrzebska Spolka Weglowa Spolka Akcjna
(JSWSA) who hold a 15% interest (Refer to Note I - Subsequent events). MMR was formed with the state owned Rybnicka Spolka Weglowa Spolka Akcjna (RSWSA) who hold a 15% interest. PTM has obtained a 35 year concession for exploration from the Polish Ministry of Environmental Protection of Natural Resources and
Forestry and is in the process of developing coal bed methane gas reserves in the Upper Silesian Coal Fields of Poland. The Company began methane gas exploration in 1991. It is devoting substantially all of its efforts to exploring and developing the methane gas reserves. However, proved reserves have not been established. MMR commenced preliminary exploration activities during the year. MMJ has no current activities. All intercompany accounts and transactions have been eliminated on consolidation. As operating losses in PTM applicable to the minority interest (JSWSA) exceed the minority interest's share capital, all the losses have been charged to PTM and included in the accompanying financial statements.


2.   Use of estimates
     ----------------

The preparation of financial statements in conformity with United States generally accepted accounting principles ("US GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


3.   Development Stage Enterprise
     ----------------------------

The Company's operating subsidiary has devoted substantially all of it's efforts to exploring for and development of coal bed methane gas reserves. Commercial production has not commenced at December 31, 1995.


4.   Gas Properties Not Subject to Amortization
     ------------------------------------------

The full cost method of accounting is used to account for gas properties. Under this method of accounting all costs incidental to the acquisition, exploration, and development of properties are capitalized and amortised using the units of production method. These costs include costs of drilling and equipping wells, as well as directly related overhead costs which includes the costs of company owned equipment. At December 31, 1995, a determination cannot be made about the extent of methane gas reserves that should be classified as proven reserves.
Consequently, the associated properties have not yet been amortized.  The
Company expects to begin gas production in 1997. These costs are evaluated periodically for impairment and if an impairment is indicated, the costs are charged to operations. Due to drilling in certain areas for which the Company did not have its concession confirmed and currently has no rights to future production, impairment has been deemed to occur and the capitalised costs and certain properties are included in costs and expenses in the accompanying statement of operations for the year ended December 31, 1993.

Costs incurred for gas properties consist of the following:

                                                  Acquisition and
Period incurred                                   Exploration
                                                  Costs
Year ended December 31. 1995                      $ 1,261,295
Year ended December 31. 1994                        1,650,424
Year ended December 31, 1993                        1,951,464
Year ended December 31, 1992                        1,850,442
Period from June 7, 1991 to December 31, 1991       1,292,720
                                                  -----------

                                                  $ 8,006,345
                                                  ===========

All the Company's gas properties are located in Poland. The Company had the following capitalized costs relating to gas properties at December 31,

                                            1995           1994
Unevaluated gas properties              $ 7,037,244    $ 5,775,949
Proved gas properties                       969,101        969,101
                                        -----------    -----------

                                          8,006,345      6,745,050
Less accumulated valuation allowance        969,101        969,101
                                        -----------    -----------
                                        $ 7,037,244    $ 5,775,949
                                        ===========    ===========


5.   Depreciation
     ------------

Depreciation is provided on a straight-line basis over the estimated useful lives, at the following rates:

Buildings                 40 years
Equipment and vehicle     3 to 5 years


6.   Loss Per Share
     --------------

Loss per share is calculated using the weighted average number of shares outstanding during each year. Common stock equivalents result in negative dilution and have not been included in the calculation.


7.   Cash Equivalents
     ----------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995 and 1994 $64,466 and $64,489 respectively were held by banks in Poland. The Company would incur certain costs if the cash were to be transferred out of Poland.


8.   Foreign Currency Translation
     ----------------------------

In the year ended December 31, 1995, the financial statements of the Company are measured using US Dollars, as the functional currency. The consolidated balance sheet accounts are translated into US dollars at the year-end rates of exchange and the consolidated statements of operations items are translated at the weighted average exchange rates for the year. Accordingly, the effect of translating the Company's financial statements into U.S. dollars has historically been recorded as a separate component of stockholders' equity. Foreign exchange adjustments attributable to the financial statements of the Company's subsidiaries, due to the highly inflationary Polish economy in which they operate, are reflected in the operating statement.


9.   Date of Inception - Stock Agreement
     -----------------------------------

The Company was formed under an agreement dated June 7, 1991. The Company was "in-formation" until the stock was formally issued in July, 1992.

The June 7, 1991 agreement identified a former investor as a 50% owner. The agreement also required the former investor to make cash contributions up to $20,300,000 for funding of the Polish methane gas exploration. Of the $20,300,000 required contribution, the former investor made cash contributions prior to March, 1992 of $3,675,264. When the stock was issued in July, 1992, due to the unfulfillment of the former investor's required cash contributions, he was not issued shares of stock. Instead, the amount is included as capital contribution.


10.  Income Taxes
     ------------

Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at enacted tax rates when such amounts are expected to be realised or settled.


11.  Long life assets
     ----------------

The introduction of FASB 121 - "Impairment of Long Life Assets" in the 1996 financial statements is unlikely to have a material impact.


NOTE B    - REALIZATION OF ASSETS

At December 31, 1995, current liabilities exceeded current assets by $6,637,658 and the Company has losses of $10,246,293 accumulated since inception in July, 1991. The Company is considered a development stage company as defined by Statement of Financial Accounting Standard No. 7, having not commenced planned principal operations. Activities have been limited to exploration activities with no significant production of methane gas to date. Realization of the amounts included in gas properties is dependent on the Company developing sufficient quantities of proven and probable reserves of methane gas. If exploration activities prove to be unsuccessful, all or a portion of the gas properties not subject to amortization will be charged to operations. These factors raise substantial doubt about the ability of the Company to continue in its current form. In order to continue, the Company will need to raise debt and equity capital to meet the short and long term obligations of the Company and to fund the exploration and development of proven reserves of methane gas on concessions currently held by the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence


NOTE C    - OTHER PROPERTY AND EQUIPMENT

          Other property and equipment consist of the following at:

                                                  December 31.
                                                  ------------
                                                      1995                1994
          Buildings and land                      $    254,440       $   254,440
          Drilling rigs and related equipment        2,123,311         2,087,463

                                                     2,377,751         2,341,903
          Less accumulated depreciation              1,947,456         1,476,901

                                                  $    430,295       $   865,002


NOTE D    - LONG-TERM DEBT

     Long-term debt payable at December 31, 1995 and 1994 is as follows

                                                                      December 31.
                                                                      ------------
                                                                          1995               1994
Note payable to OMV Aktiengcsellschaft an Austrian                    $ 1,802,500        $ 2,200,000
     Company, with interest at 7% repayable $400,000 due
     March 31, 1995 and subsequent quarterly instalments of
     $260,000 plus interest beginning July 1, 1995. The note is denominated in US dollars.  The note is secured by certain drilling equipment, office equipment and land and
     buildings.  The note contains an option OMV can exercise
     to purchase 25% of Pol-Tex Methane Sp. z o. o. should the
     Company default on the repayment of the note.
                                                                        1,802,500          2,200,000
          Less Current Maturities                                      (1,802,500)         (2,00,000)

                                                                      $    ------       $     ------
                                                                      ===========       ============



The company has not made the quarterly repayments as required by the terms of
the note payable to OMV.   As a result the Company is in default, and
accordingly, the whole amount of the note has been classified as current in the accompanying balance sheet. OMV has not exercised their option to purchase PTM.


NOTE E    - UNSECURED NOTES PAYABLE

                                                                      December 31
                                                                      -----------
                                                                           1995          1994
Unsecured notes payable to employee, denominated in US
     dollars, payable on demand with interest rate at 12.5%            $   290,206    $  290,206

Unsecured note payable to former director, denominated in
     US dollars, payable in March 1995 with an interest
     rate of 10%                                                           108,027       108,027

Unsecured loan payable to minority shareholder of EuroGas Inc, denominated in US dollars, payable in July 1996 with an
     interest rate of 10%                                                  245,196          ----

Unsecured loan payable to company controlled by alternate director denominated in US dollars, payable by December 1996 with
     an interest rate of 10%                                               268,334          ----
Other                                                                      222,897       222,897
                                                                        ----------    ----------

                                                                        $1,134,660    $  621,130
                                                                        ==========    ==========


NOTE F    - DUE TO RELATED PARTIES

Due to related parties consist of the following at:

                                                            December 31.,
                                                            -------------
                                                               1995          1994
     Payable to holding company, EGA                         1,548,792
     Payable to former holding company, MCK Development         58,860        58,860
                                                            ----------     ---------


                                                            $1,607,652     $  58,860
                                                            ==========     =========


NOTE G    - INCOME TAXES

                                                                     December 31,
                                                         1995           1994          1993
The provision for income tax expense,
all current, consists of the following:

     Dutch Domestic Income Tax                          (469,038)       154,656       140,004
                                                       ==========     =========     =========

Deferred tax assets are comprised of the following:
     Tax loss carry forwards                             323,000        264,000       167,000
     Less valuation allowance                           (323 000)      (264,000)     (167,000)
                                                       ----------     ---------     ---------


Net deferred tax asset                                 $     --       $     --      $     --
                                                       =========      =========     =========


The net charge in the deferred tax valuation allowance was $59,000 and $97,000 for the years ended 1995 and 1994, respectively. At December 31, 1995 PTM had tax loss carry forwards of approximately $323,000 in Poland, expiring at various dates through 1997.

Dutch Domestic income tax is assessed at various rates on foreign exchange gains, gains on the sale of property and equipment and interest income


NOTE H    - RELATED PARTY TRANSACTIONS

A former stockholder and director of the Company provided various administrative services through a company for which he is an employee. The payments for these services in the years ended December 31, 1994 and 1993 were approximately $194,000 and $237,000, respectively.


NOTE I    - COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts range from six months to three years and will continue until either party to the contract gives notice to terminate.

Current Future commitments under these contracts are as follows;

               Payable in 1996          $  170,400
               Payable in 1997              99,400
                                        ----------

                                        $  269,800
                                        ==========


By a decision of the Ministry of Environmental Protection of Natural Resources and Forestry dated March 19, 1996 the Company is committed to investing $2,918,000 by December 31, 1996 in accordance with a specific investment schedule set out by the Ministry. As at September 30, 1996 the Company has met approximately 80% of its obligations.

The concession agreement with the Ministry of Environmental Protection of Natural Resources and Forestry stipulates that the following payments are to be made once commercial production commences:
i    one time cost of $287,900
ii   9% of sales over a period of 20 years

The Company has not entered into agreements with the owners of land where drilling has taken place or where proposed drilling is too take place as to the price for the land once commercial production commences.

On August 9,1995 the Company's parent, EuroGas Inc. was served a formal order of private investigation by the US Securities and Exchange Commission (SEC). To date the SEC has issued a subpoena requiring the production of certain documents. The SEC staff has advised that its inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

Dutch law requires the annual statutory filing of financial statements with the Chamber of Commerce in the Netherlands. The company has only filed through the year ended December 31, 1992 and as a result could incur a maximum penalty of $5,000.


NOTE J    - SUBSEQUENT EVENT

On May 17, 1996 the Company acquired the remaining 15% interest in PTM.

On June 7, 1996 the Company entered into an agreement with a major oil and gas entity which provided that the Company would only negotiate with such a major oil and gas entity concerning the sale of PTM or the joint development of the concessions held by PTM until January 31, 1997.