Form 10QSB
period 1996-03-31
EUROGAS INC
filed 1997-02-06
CIK 783209

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended     March 31, 1996
                                              ---------------------


                 Commission file number        33-1381-D
                                        -----------------------



                                EuroGas, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Utah                                         87-0427676
       -----------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


                942 East 7145 South, #101A, Midvale Utah  84047
                -----------------------------------------------
                    (Address of principal executive offices)


                                   (801) 255-0862
                         ------------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No   X
     --      --



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No
                                                  --      --


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,043,862 shares of its common stock, par value $0.01 per share, issued and outstanding as of January 27,1997.


     Transitional Small Business Disclosure Format:  (Check one):

Yes      No  X
     --      -






                                     PART I
                             FINANCIAL INFORMATION



             ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of March 31, 1996, and December 31, 1995, and unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1996, and from inception on June
7, 1991, through March 31, 1996. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

TIMING OF REPORT

     This report on Form 10-QSB is being filed by the Company in February 1997, for its fiscal quarter ended March 31, 1996, which is not timely. The
Company also just filed its report Form 10-KSB for its fiscal year ended December 31, 1995. Consequently, it is particularly important to read this report in conjunction with the annual report in Form 10-KSB for the period ended December 31, 1995.

     This report includes an unaudited condensed consolidated balance sheet as of March 31, 1996, and unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995, and the discussion of financial matters herein is primarily based on such unaudited financial statements. This report also contains certain information about the subsequent development of the business of the Company and its current activities through January 1997, although this subsequent information is not based on audited financial statements since such financial statements for the periods subsequent to December 31, 1995, have not been completed.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-QSB contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in place reservoirs of hydrocarbons, the successful addressing of technical problems in competing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                            March 31      December 31,
                                                1996           1995
                                            --------      ------------

Current Assets
   Cash and cash equivalents                $    90,907   $    72,212
   Other receivables                             38,969        19,691
   Inventory                                      7,809         8,251
   Prepaid expenses                               1,947         3,559
                                            -----------   -----------

       Total Current Assets                     139,632       103,713
                                            -----------   -----------

Property and Equipment
   Mineral interests in unproved
     properties, net of valuation
     allowance                                7,324,512     7,037,244
   Other property and equipment               2,393,170     2,393,611
                                            -----------   -----------
                                              9,717,682     9,430,855
   Less: accumulated depreciation            (2,114,546)   (1,955,074)
                                            ------------  -----------

       Net Property and Equipment             7,603,136     7,475,781
                                            -----------   -----------

Other Assets
   Goodwill, net of amortization of $7,852
     and $5,542, respectively                    17,552        19,862
   Deposits                                      59,394        81,011
                                            -----------   -----------

       Total Other Assets                        76,946       100,873
                                            -----------   -----------

Total Assets                                $ 7,819,714   $ 7,680,367
                                            ===========   ===========

                                                                     (Continued)





The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            March 31,     December 31,
                                                1996             1995
                                            --------      -----------

Current Liabilities
   Accounts payable                         $   193,155   $   327,193
   Accrued expenses                           2,756,960     2,039,155
   Accrued income taxes                         721,223       762,675
   Notes payable - current portion            2,270,593     2,270,593
   Notes payable to related parties -
     current portion                          1,212,007     1,212,007
                                            -----------   -----------

       Total Current Liabilities              7,153,938     6,611,623
                                            -----------   -----------

Long-Term Debt
   Notes payable                                    -       1,000,000
   Notes payable to related parties           3,011,750     3,011,750
                                            -----------   -----------

       Total Long-Term Debt                   3,011,750     4,011,750
                                            -----------   -----------

Stockholders' Deficit
   Preferred stock, $.001 par value,
     2,391,968 shares authorized,
     issued and outstanding                       2,392         2,392
   Common stock, $.001 par value,
     325,000,000 shares authorized,
     33,174,033 shares issued and
     outstanding                                 33,174        32,974
   Additional paid-in capital                11,894,871    10,895,071
   Cumulative foreign currency
     translation adjustment                     (14,749)      (14,749)
   Deficit accumulated during the
     development stage                      (14,261,662)  (13,858,694)
                                            -----------   -----------

       Total Stockholders' Deficit           (2,345,974)   (2,943,006)
                                            -----------   -----------

Total Liabilities and Stockholders'
  Deficit                                   $ 7,819,714   $ 7,680,367
                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   Cumulative
                                                                                         From
                                                                                 June 7, 1991
                                                                                     (Date of
                                                    For the Three Months           Inception)
                                                       Ended March 31,                Through
                                                        1996           1995    March 31, 1996
                                                ------------    -----------    --------------
Revenues                                        $        -      $       -      $         -
                                                ------------    -----------    -------------
Operating Expenses
     Impairment of mineral interests in
       property                                          -              -            969,101
     Depreciation and valuation allowance                206        120,250        1,963,626
     General and administrative                      371,635        902,332        9,318,096
                                                ------------    -----------    -------------

          Total Operating Expenses                   371,841      1,022,582       12,251,096
                                                ------------      ---------    -------------
Other Income (Expenses)
     Interest income                                     -            2,395          280,254
     Interest expense                                (42,680)      (161,248)      (1,319,283)
     Exchange losses, net                                -              -           (149,157)
     Other income                                        -            4,046           16,184
                                                ------------    -----------    -------------

          Total Other Expenses                       (42,680)      (154,807)      (1,172,002)
                                                ------------    -----------    -------------


Loss Before Income Taxes                            (414,521)    (1,177,389)     (13,423,098)

Benefit from (Provision For)
  Income Taxes                                        41,452        117,037         (722,489)
                                                ------------    -----------    -------------

Net Loss                                            (373,069)    (1,060,352)     (14,145,587)

Dividends Applicable to Preferred Shares              29,900            -            116,075
                                                ------------    -----------    -------------

Net Loss Applicable to Common Shares            $   (402,969)   $(1,060,352)   $ (14,261,662)
                                                ============    ===========    =============

Net Loss Per Common Share                       $      (0.01)   $     (0.03)   $       (0.63)
                                                ============    ===========    =============

Weighted Average Number of Common
  Shares Used In Per Share Calculation            33,174,033     31,932,314       22,676,060
                                                ============    ===========    =============

   The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Cumulative
                                                                                                    From
                                                                                            June 7, 1991
                                                                                                (Date of
                                                       For the Three Months                   Inception)
                                                          Ended March 31,                        Through
                                                          1996               1995         March 31, 1996
                                                  ------------        -----------         --------------
Operating Activities
   Net loss for the period                        $   (373,068)       $  (1,060,351)      $ (14,261,662)
   Add non-cash items
       Impairment of mineral interests in
       properties                                      -                    -                   969,101
       Depreciation                                    159,472              122,626           2,122,397
       Compensation paid with issuance of
         common stock                                  -                    -                   495,762
   Decrease (increase):
       Other receivables                               (19,278)               2,789             102,715
       Inventory                                           442              -                    (7,040)
       Prepaid expenses                                  1,612                5,169             (36,342)
       Other assets                                     23,927               (2,878)            (57,084)
   Increase (decrease) in:
       Accounts payable                               (134,039)              44,501             262,126
       Accrued expenses                                687,906              416,433           2,531,388
       Taxes payable                                   (41,452)            (117,235)            721,223
                                                  ------------        -------------       -------------

       Net Cash Provided by (Used in)
         Operating Activities                          305,522             (588,946)         (7,157,416)
                                                  ------------        -------------       -------------

Investing Activities
   Development of mineral rights                      (287,268)            (315,324)         (8,293,613)
   Purchases of equipment                                  441               (8,257)         (2,393,170)
   Cash received in acquisition of subsidiaries        -                    -                     3,350
                                                  ------------        -------------       -------------


       Net Cash Used in Investing Activities          (286,827)            (323,581)        (10,683,433)
                                                  ------------        -------------       -------------

Financing Activities
   Proceeds from related party borrowings              -                    -                10,331,523
   Repayments of related party borrowings              -                    -                (3,925,415)
   Proceeds from issuance of debt                      -                    850,388           2,990,531
   Principal payments on debt                          -                   (362,225)         (1,310,306)
   Proceeds from issuance of common stock              -                    243,515          10,109,729
                                                  ------------        --------------      -------------

       Net Cash from Financing Activities              -                    731,678          18,196,062
                                                  ------------        -------------       -------------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                    -                       (563)           (264,306)
                                                  ------------        -------------       -------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                     18,695             (181,412)             90,907
Cash and Cash Equivalents at Beginning of
   Period                                               72,212              797,825             -
                                                  ------------        -------------       -------------

Cash and Equivalents at End of Period             $     90,907        $     616,413       $      90,907
                                                  ============        =============       =============


   The accompanying notes are an integral part of these financial statements.



                                 EUROGAS, INC.
              (An Exploration Enterprise in the Development Stage) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. All adjustments necessary for fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's Annual Report on Form 10-KSB. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results to be generated for the remainder of 1996.

The annual consolidated financial statements of the Company at December 31, 1995, are included in the Annual Report on Form 10-KSB for the year ended December 31, 1995. The notes to those annual consolidated financial statements describe the reorganization of Globegas B.V., Energy Global A.G. and Eurogas, Inc. The reorganization resulted in Globegas B.V. being treated as the aquiring entity for accounting purposes and all financial information for periods prior to the reorganization is that of Globegas B.V. The operations of Energy Global A.G. and Eurogas, Inc. have been included from August 2, 1994, the date of the reorganization.

The accompanying condensed consolidated financial statements reflect numerous transactions with related parties which are described in the annual Report on Form 10-KSB and the annual consolidated financial statements included therein.

NOTE 2--COMMITMENTS AND CONTINGENCIES

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

An unrelated entity filed a claim against the Company in connection with lending activities between that entity and the management of Globegas prior to the reorganization with Eurogas. The claim asserted that funds which were loaned to management may have been invested into Globegas and therefore the entity might have had an interest in Globegas at the date of the reorganization. In November 1996, Eurogas entered into an agreement which settled the claims. Eurogas issued 100,000 shares of common stock to the entity and granted the entity options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share based upon when the options are exercised. The options were exercisable upon issuance and are exercisable through December 1998.

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

NOTE 3--SUBSEQUENT EVENTS

Acquisition of Danube-Effective on July 3, 1996, the Company completed an acquisition of Danube International Petroleum Company, Inc. and Subsidiaries (Danube). Danube is a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. All of the issued and outstanding common stock of Danube was acquired for $500,000 paid at closing, an obligation to pay $2,500,000 on or before December 31, 1996, 15,000,000 shares of the Company's common stock, 1,250,000 shares of a newly created 1996 Series preferred stock which is convertible into an aggregate of 2,500,000 shares of common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. The promissory notes are in default. The acquisition of Danube was accomplished by Eurogas forming a wholly-owned subsidiary incorporated in Texas and Danube was merged into the subsidiary. Additionally, the Company borrowed $2,000,000 from an unrelated third party of which $1,085,000 was paid directly to the joint venture for Danube's share of drilling costs. The acquisition was accounted for by the purchase method of accounting with the total purchase price being $4,101,250. The preferred stock issued was assigned a value of $1,250, which is equal to its par value, and the common stock was assigned a value of $15,000, which is also its par value. The purchase price was allocated to the net assets acquired based on their fair value. No goodwill was recognized from the acquisition. The operations of Danube will be included in the operations from July 3, 1996.

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

Debentures Converted-On August 8, 1996, an additional $3,011,750 of debentures were converted into 1,003,917 shares of the Company's common stock.

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

NOTE 4--PREFERRED AND COMMON STOCK

The 1995 Series Preferred Stock of the Company, issued on April 12, 1995, is non-voting and non-participating. The 1995 Series Preferred stockholders are entitled to an annual dividend of $0.05 per share. Each share of the 1995 series preferred stock will be converted automatically into two shares of the Company's common stock two years from the date of its issuance.

The 1996 Series Preferred Stock of the Company, issued on July 12, 1996, is non-voting, and junior to the 1995 Series. Stockholders of the 1996 Series stock are entitled to an annual cumulative dividend of $0.05 per share. Each share of the 1996 Series preferred stock will be converted automatically into two shares of the Company's common stock on July 3, 1997.

On March 11, 1996, $1,000,000 of convertible debentures were converted into 200,000 shares of common stock.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in exploration for coal bed methane gas in Poland and natural gas in Slovakia and the Czech Republic. The Company holds hydrocarbon concessions or is a joint venturer with entities that hold hydrocarbon licenses granted by governmental agencies in Poland, Slovakia, and the Czech Republic. The Company's interest in Eastern Europe is based on the encouragement provided by the national governments for the development of these resources and the fact that natural gas generally sells in Europe at substantially higher prices than in the United States.

     In January 1993, the Company's wholly-owned subsidiary, Pol-Tex Methane, Sp. z.o.o. ("Pol-Tex"), was awarded exploration rights for coal bed methane gas in the Upper Silesian Coal Basin in Poland (the "Pol-Tex Concession"). In September 1993, the Company's wholly-owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA to form McKenzie Methane Ribnik Sp. z.o.o. ("MMR") to exploit a second concession located in the Upper Silesian Coal Basin. In March 1996, the Company's 85%-owned subsidiary, McKenzie Methane Jastrzebie Sp. z.o.o. ("MMJ"), entered into a joint venture agreement for a third concession in the same area. These three concessions (the "Polish Concessions") cover approximately 92,000 acres in south central Poland. As a result of the significant costs associated with establishing commercial production, transmission, and marketing of methane gas from the Polish coal beds and the limited financial resources available to the Company, management decided to seek a relationship with a significant industry partner. Pursuant to this decision, the Company is currently involved in negotiations with Texaco Sp.
z o.o. ("Texaco") regarding its coal bed methane gas interests in Poland.
Texaco is the Polish subsidiary of Texaco, Inc. The Company granted Texaco the exclusive right to negotiate with it concerning the Poland interests through January 31, 1997, and has recently granted an extension through February 14, 1997. Over the past few months, Texaco has performed a considerable amount of work concerning the concessions held by Pol-Tex, including a legal review of all documents related to Pol-Tex, a third-party commercial audit of Pol-Tex, an environmental base line study of well locations drilled by Pol-Tex, and extensive technical, geological, and engineering studies. In addition, Texaco has reviewed Pol-Tex's 1996 and 1997 drilling and testing program and is preparing cost estimates for rig refitting and upgrading. The parties have had preliminary meetings with the Ministry of Environmental Protection of Natural Resources and Forestry of Poland to explore the possibility of a transfer of the concession rights to Texaco. While no agreement with Texaco has been reached, detailed negotiations are continuing. Under the proposed terms of the agreement, Texaco would acquire substantially all of the assets of Pol-Tex, in exchange for a cash payment, exploration and drilling commitments, and a net profits interest payable to the Company on production from the Pol-Tex Concession. Texaco would become the owner and operator of the Pol-Tex Concession and would hold a first right of refusal to acquire the Company's other Polish concessions, in the event that the parties are able to complete this transaction.

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. The Company is primarily interested in developing the Slovakian project but has also proceeded with work in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Joint Venture") with NAFTA Gbely a.s. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit which expires April 24, 1999. The Slovakian Joint Venture recently completed one test well and has commenced a second test well. Danube also holds the right to earn a 25% to 50% interest in a joint venture (the "Czech Joint Venture") with Moravske Naftove Doly a.s. ("MND") which holds two licenses to explore for, develop, and produce natural gas from an approximately 40,180 acre area located in the Zdanice area about 40 kilometers southeast of the city of Brno in the Czech Republic. Recently, certain disputes have arisen over the operation of the Czech Joint Venture with MND and operations in the Czech Republic have been temporarily suspended. The unaudited financial statements included herein do not contain any operating results of Danube.

     The Company has not had any production and is classified as an exploration enterprise in the development stage for financial reporting purposes. The Company was incorporated in the state of Utah under the name Northampton, Inc. ("Northampton"), on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with Energy Global, the initial step in the Company becoming an oil and gas development stage entity, which turned control of the company over to the former owners of Energy Global. Energy Global had been formed as a holding Company for GlobeGas, an operating entity in which it held a minority interest. The minority interest in GlobeGas was initially reported on the equity method on Northampton's financial statements. The Company subsequently acquired a 100% interest in GlobeGas, and since the operations of Energy Global and Northampton prior to the reorganization were immaterial, the transaction has been accounted for as if GlobeGas were the acquiring entity and the historical financial statements included in this report prior to the reorganization are those of GlobeGas. (See Note 1 to the Financial Statements.)

     The Company accumulated a deficit of approximately $14,261,662 through March 31, 1996, most of which has been paid by the issuance of stock or debt instruments, substantial portions of which were issued to related parties.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs, which include the costs of Company owned equipment. Since the Company has no proved reserves or established production, these properties have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception.

     The Company had a net loss applicable to common shares for the three months ended March 31, 1996, of $402,969 as compared to a net loss of $1,060,352 for the three months ended March 31, 1995. The difference occurred primarily due to decreases in general and administrative costs of approximately $530,000. General and administrative costs decreased primarily because the Company was renegotiating its Pol-Tex Concession agreements with the Polish government and was not actively pursuing its drilling program in Poland. As previously reported, the Company did receive more favorable concession terms in March 1996, and immediately resumed substantial activities. The Company also had substantially less interest expense in the first quarter of 1996 because a number of its outstanding debentures had been converted to equity in the last half of 1995.

     From inception on June 7, 1991, through March 31, 1996, the Company had accumulated losses of $14,261,662 of which $14,145,587 was a net loss from operations and $116,075 a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.

     As of March 31, 1996, the Company reported $7,324,512 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance.

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

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. Since inception, operating activities have used net cash of $7,157,416, principally to fund cumulative net losses (including charges applicable to preferred shares) of $14,261,662.

     During the three months ended March 31, 1996, the Company did not receive any additional financing. For the three months ended March 31, 1995, the Company received net cash of $731,678 which it used primarily to fund general and administrative operations and work on the Pol-Tex Concession.

     At March 31, 1996, the Company had total current assets of approximately $139,632 and total current liabilities of approximately $7,153,938, resulting in a negative working capital ratio of 1:51. Included in current liabilities at such date, is the debt owned to OMV Aktiengescellschaft ("OMV"), an unaffiliated Austrian gas transmission company. As of January 27, 1997, OMV has not sought to collect the amount of the promissory note due to it.
The Company is currently seeking to negotiate a conversion of this note to equity in connection with the proposed agreement with Texaco.

     Stockholders' deficit decreased from $2,943,006 on December 31, 1995, to $2,345,974 on March 31, 1996, as a result of a March 11, 1996, conversion of $1,000,000 in debt to equity offset by the operating loss of $402,969.

     Since March 31, 1996, the Company has received approximately $4,400,000 from the proceeds of additional unsecured loans and approximately $2,200,000 from the proceeds of the issuance of debentures. On December 31, 1996, the Company received extensions on the unsecured loans until December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the foreseeable future. The Company also has a $2,500,000 obligation to the former Danube shareholders who are now principal stockholders of the Company due December 31, 1996. While the Company is attempting to negotiate for an extension of the due date on the Danube debt, it has not been successful to date.

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

     The Company anticipates that if the proposed transaction with Texaco can be completed, it will improve the Company's liquidity. The principal terms now being negotiated with Texaco include a cash payment to the Company at closing of $500,000 plus Texaco's assumption of all Pol-Tex concession obligations, including the obligation to spend approximately $584,000 by March 31, 1997, for exploration. In addition, the Company believes that the completion of an agreement with Texaco consistent with the principal terms now being negotiated will enhance the Company's ability to attract third party debt and equity capital. There can be no assurance, of course, that an agreement with Texaco will actually be reached, that any agreement that is reached will be on terms favorable to the Company, or that any financing from other sources will be available. If the necessary funding is not available, the Company may be unable to continue and it is unlikely that it would be able to sell its interests for an amount sufficient to satisfy its obligations. Consequently, if the Company is unable to continue, there will not be any value for its shareholders.

     The Company has relied principally on cash provided from financing activities to provide its cash requirements, particularly cash provided from related parties. The Company anticipates that it will be able to continue to obtain cash from such sources in the foreseeable future, however, there can be no assurance that it will be able to do so.

     If the Company is unable to establish production on reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses and the Company may be unable to continue as a going concern.


                                    PART II

                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit  Reference
Number    Number     Title of Document                           Location

   1       (27)      Financial Data Schedule                    This Filing


REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EUROGAS, INC.



Dated:  February 5, 1997               By     /s/ Hank Blankenstein
                                         --------------------------------------
                                         Hank Blankenstein, Secretary/Treasurer