Form 10QSB
period 1996-06-30
EUROGAS INC
filed 1997-02-06
CIK 783209

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended     June 30, 1996
                                              --------------------


                 Commission file number        33-1381-D
                                        -----------------------




                                EuroGas, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Utah                                         87-0427676
       ----------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


                942 East 7145 South, #101A, Midvale Utah  84047
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
Yes      No  X
     --      -



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No
                                                  ----      ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,043,862 shares of its common stock, par value $0.01 per share, issued and outstanding as of January 27,1997.


     Transitional Small Business Disclosure Format:  (Check one):

Yes     No   X
    --      --






                                     PART I
                             FINANCIAL INFORMATION


             ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of June 30, 1996, and December 31, 1995, and the unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1996, and from inception on June 7, 1991, through June 30, 1996, and the unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 1995, and 1996, and from inception on June 7, 1991, through June 30, 1996. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

TIMING OF REPORT

     This report on Form 10-QSB is being filed by the Company in February 1997 for its fiscal quarter ended June 30, 1996, which is not timely. The
Company also just filed its report on Form 10-KSB for its fiscal year ended December 31, 1995, and its report Form 10-QSB for the period ended March 31, 1996. Consequently, it is particularly important to read this report in conjunction with the annual report in Form 10-KSB for the period ended December 31, 1995, and the quarterly report on Form 10-QSB for the period ended March 31, 1996.

     This report includes an unaudited condensed consolidated balance sheet as of June 30, 1996, and unaudited consolidated statements of operations and cash flows for the periods ended June 30, 1996 and 1995, and the discussion of financial matters herein is primarily based on such unaudited financial statements. This report also contains certain information about the subsequent development of the business of the Company and its current activities through January 1997, although this subsequent information is not based on audited financial statements since such financial statements for the periods subsequent to December 31, 1995, have not been completed.

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



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                            June 30,      December 31,
                                                1996             1995
                                            --------      -----------

Current Assets
   Cash and cash equivalents                $   413,954   $    72,212
   Other receivables                            504,010        19,691
   Inventory                                      5,656         8,251
   Prepaid expenses                               2,499         3,559
                                            -----------   -----------

       Total Current Assets                     926,119       103,713
                                            -----------   -----------

Property and Equipment
   Mineral interests in unproved
     properties, net of valuation
     allowance                                7,704,597     7,037,244
   Other property and equipment               2,391,531     2,393,611
                                            -----------   -----------

                                             10,096,128     9,430,855
   Less: accumulated depreciation            (2,257,170)   (1,955,074)
                                            -----------   -----------

       Net Property and Equipment             7,838,958     7,475,781
                                            -----------   -----------


Other Assets
   Goodwill, net of amortization of
     $10,162 and $5,542, respectively            15,242        19,862
   Deposits                                     208,424        81,011
                                            -----------   -----------

       Total Other Assets                       223,666       100,873
                                            -----------   -----------



Total Assets                                $ 8,988,743   $ 7,680,367
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


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                                             June 30,     December 31,
                                                 1996            1995
                                            ---------     -----------

Current Liabilities
   Accounts payable                         $   248,254   $   327,193
   Accrued expenses                           3,144,970     2,039,155
   Accrued income taxes                         576,121       762,675
   Notes payable - current portion            2,270,593     2,270,593
   Notes payable to related parties -
     current portion                          1,212,007     1,212,007
                                            -----------   -----------

       Total Current Liabilities              7,451,945     6,611,623
                                            -----------   -----------

Long-Term Debt
   Notes payable                              2,206,841     1,000,000
   Notes payable to related parties           3,011,750     3,011,750
                                            -----------   -----------

       Total Long-Term Debt                   5,218,591     4,011,750
                                            -----------   -----------
Stockholders' Deficit
   Preferred stock, $.001 par value,
     2,391,968 shares authorized,
     issued and outstanding                       2,392         2,392
   Common stock, $.001 par value,
     325,000,000 shares authorized,
     33,174,033 shares issued and
     outstanding                                 33,174        32,974
   Additional paid-in capital                11,894,871    10,895,071
   Cumulative foreign currency
     translation adjustment                     (14,749)      (14,749)
   Deficit accumulated during the
     development stage                      (15,597,481)  (13,858,694)
                                            -----------   -----------

       Total Stockholders' Deficit           (3,681,793)   (2,943,006)
                                            -----------   -----------

Total Liabilities and Stockholders' Deficit $ 8,988,743   $ 7,680,367
                                            ===========   ===========




   The accompanying notes are an integral part of these financial statements.



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                            Cumulative
                                                                                                                  From
                                                                                                          June 7, 1991
                                                                                                              (Date of
                                            For the Three Months             For the Six Months             Inception)
                                                Ended June 30,                   Ended June 30,                Through
                                                1991             1995            1996            1995    June 30, 1996
                                       -------------    -------------   -------------   -------------   --------------
Revenues                               $         -      $         -     $         -     $        -      $       -
                                       -------------    -------------   -------------   -------------   --------------


Operating Expenses
    Impairment of mineral interests
      in property                                -                -               -               -            969,101
    Depreciation and valuation
      allowance                                  206          120,250             413         240,500        1,963,833
    General and administrative             1,420,158          902,332       1,791,792       1,804,662       10,887,683
                                       -------------    -------------   -------------   -------------   --------------

        Total Operating Expenses           1,420,364        1,022,582       1,792,205       2,045,163       13,820,617
                                       -------------    -------------   -------------   -------------   --------------
Other Income (Expenses)
    Interest income                              563            2,395             564           4,790          280,819
    Interest expense                         (31,219)        (161,248)        (73,900)       (322,496)      (1,350,503)
    Exchange losses, net                         -                -               -               -           (149,157)
    Other income                                 -              4,047             -             8,092           16,184
                                       -------------    -------------   -------------   -------------   --------------

        Total Other Expenses                 (30,656)        (154,806)        (73,335)       (309,614)      (1,202,657)
                                       -------------    -------------   -------------   -------------   --------------

Loss Before Income Taxes                  (1,451,020)      (1,177,388)     (1,865,540)     (2,354,776)     (14,874,117)

Benefit from (Provision For)
  Income Taxes                               186,554          117,037         186,554         234,074         (577,387)
                                       -------------    -------------   -------------   -------------   --------------

Net Loss                                  (1,264,466)      (1,060,351)     (1,678,986)     (2,120,702)     (15,451,504)

Dividends Applicable to
   Preferred Shares                           29,900              -            59,800             -            145,977
                                       -------------    -------------   -------------   -------------   --------------

Net Loss Applicable to
   Common Shares                       $  (1,294,366)   $  (1,060,351)  $  (1,738,786)  $  (2,120,702)  $  (15,597,481)
                                       =============    =============   =============   =============   ==============

Net Loss Per Common Share              $       (0.04)   $       (0.03)  $       (0.05)  $       (0.07)  $        (0.66)
                                       =============    =============   =============   =============   ==============
Weighted Average Number
   of Common Shares Used In
   Per Share Calculation                  33,174,033       31,932,314      33,174,033      31,932,314       23,689,158
                                       =============    =============   =============   =============   ==============


   The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Cumulative
                                                                                                  From
                                                                                          June 7, 1991
                                                                                              (Date of
                                                                                            Inception)
                                                                  Ended June 30,               Through
                                                                1996            1995     June 30, 1996
                                                       -------------   -------------    --------------
Operating Activities
  Net loss for the period                              $  (1,678,986)  $  (2,120,702)   $ (15,451,504)
  Add non-cash items
     Impairment of mineral interests in properties               -               -            969,101
     Depreciation                                            302,096         245,253        2,265,022
     Compensation paid with issuance of
       common stock                                              -               -            495,762
  Decrease (increase):
     Other receivables                                      (484,319)          5,578         (362,326)
     Inventory                                                 2,595              18           (4,887)
     Prepaid expenses                                          1,060          10,338          (36,894)
     Other assets                                           (122,793)         (5,755)        (203,804)
  Increase (decrease) in:
     Accounts payable                                        (78,939)         89,001          317,226
     Accrued expenses                                      1,046,014         832,867        2,773,419
     Taxes payable                                          (186,554)       (234,469)         576,121
                                                       -------------   -------------     ------------

     Net Cash Provided by (Used in)
       Operating Activities                               (1,199,826)     (1,177,871)      (8,662,764)
                                                       -------------   -------------     ------------

Investing Activities
  Development of mineral rights                             (667,353)       (630,648)      (8,673,698)
  Purchases of equipment                                       2,080         (16,515)      (2,391,531)
  Cash received in acquisition of subsidiaries                   -               -              3,350
                                                       -------------   -------------     ------------

     Net Cash Used in Investing Activities                  (665,273)       (647,163)     (11,061,879)
                                                       -------------   -------------     ------------

Financing Activities
  Proceeds from related party borrowings                         -               -         10,331,523
  Repayments of related party borrowings                         -               -         (3,925,415)
  Proceeds from issuance of debt                           2,206,841       1,700,776        5,197,372
  Principal payments on debt                                     -          (724,449)      (1,310,306)
  Proceeds from issuance of common stock                         -           487,030       10,109,729
                                                       -------------   -------------     ------------

     Net Cash from Financing Activities                    2,206,841       1,463,357       20,402,903
                                                       -------------   -------------     ------------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                              -              (565)        (264,306)
                                                       -------------   -------------     ------------


Net Increase (Decrease) in Cash and
   Cash Equivalents                                          341,742        (362,242)         413,954


Cash and Cash Equivalents at Beginning of Period              72,212         797,825              -
                                                       -------------   -------------     ------------


Cash and Equivalents at End of Period                  $     413,954   $     435,583     $    413,954
                                                       =============   =============     ============

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

The annual consolidated financial statements of the Company at December 31, 1995, are included in the Annual Report on Form 10-KSB for the year ended December 31, 1995. The notes to those annual consolidated financial statements describe the reorganization of Globegas B.V., Energy Global A.G. and Eurogas, Inc. The reorganization resulted in Globegas B.V. being treated as the acquiring entity for accounting purposes and all financial information for periods prior to the reorganization is that of Globegas B.V. The operations of Energy Global A.G. and Eurogas, Inc. have been included from August 2, 1994, the date of the reorganization.

The accompanying condensed consolidated financial statements reflect numerous transactions with related parties which are described in the annual Report on Form 10-KSB and the annual consolidated financial statements included therein.

The Company issued Notes Payable totaling $2,206,841 during the second quarter. The Notes are denominated in U.S. dollars, are unsecured and are due in 2001. The Notes carry an interest rate of 7.5% per annum.

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

NOTE 3--SUBSEQUENT EVENTS

Acquisition of Danube-Effective on July 3, 1996, the Company completed an acquisition of Danube International Petroleum Company, Inc. and Subsidiaries (Danube). Danube is a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. All of the issued and outstanding common stock of Danube was acquired for $500,000 paid at closing, an obligation to pay $2,500,000 on or before December 31, 1996, 15,000,000 shares of the Company's common stock, 1,250,000 shares of a newly created 1996 Series preferred stock which is convertible into an aggregate of 2,500,000 shares of common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. The promissory notes are in default. The acquisition of Danube was accomplished by Eurogas forming a wholly-owned subsidiary incorporated in Texas and Danube was merged into the subsidiary. Additionally, the Company borrowed $2,000,000 from an unrelated third party of which $1,085,000 was paid directly to the joint venture for Danube's share of drilling costs. The acquisition was accounted for by the purchase method of accounting with the total purchase price being $4,101,250. The preferred stock issued was assigned a value of $1,250, which is equal to its par value, and the common stock was assigned a value of $15,000, which is also its par value. The purchase price was allocated to the net assets acquired based on their fair value. No goodwill was recognized from the acquisition. The operations of Danube will be included in the consolidated results of operations of the Company from July 3, 1996.

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

     The Company accumulated a deficit of approximately $15,597,481 through June 30, 1996, most of which has been paid by the issuance of stock or debt instruments, substantial portions of which were issued to related parties.

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

     The Company had a net loss applicable to common shares for the three months ended June 30, 1996, of $1,294,366 as compared to $1,060,351 for the three months ended June 30, 1995. The difference occurred primarily due to increases in general and administrative costs.

     For the six months ended June 30, 1996, the Company had a net loss of $1,738,786 as compared to $2,170,702 of 1995. General and administrative costs decreased in the first three months of the year primarily because the Company was renegotiating its Pol-Tex Concession agreements with the Polish government and was not actively pursuing its drilling program in Poland. As previously reported, the Company did receive more favorable concession terms in March 1996, and immediately resumed substantial activities which is reflected in the increased costs for the three months ending June 30, 1996.

     From inception June 7, 1991, through June 30, 1996, the Company had accumulated losses of $15,597,481 of which $15,451,504 was a net loss from operations and $145,977 was a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.

     As of June 30, 1996, the Company reported $7,704,597 in mineral interests in unproved mineral properties, net of valuation allowance. The Company's mineral properties increased approximately $380,085 during the 90 day period as a result of the capitalized expenditures on the Pol-Tex Concession. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance.

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

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. Since inception, operating activities have used net cash of $8,662,764, principally to fund cumulative net losses of $15,451,504.

     During the six months ended June 30, 1996, the Company did receive $2,206,841 of additional financing which it used primarily to fund general and administrative operations and work on the Pol-Tex Concession.

     At June 30, 1996, the Company had total current assets of approximately $926,119 and total current liabilities of approximately $7,451,945, resulting in a negative working capital ratio of 1:8. The dramatic improvement in the Company's current ratio was temporary and occurred as a result of a significant balance of unspent loan proceeds which were subsequently used in the Company's operations and to acquire Danube. Included in current liabilities at such date, is the current portion of the long-term debt owned to OMV Aktiengescellschaft ("OMV"), an unaffiliated Austrian gas transmission company. As of January 27, 1997, OMV had not sought to collect the amount of the promissory note due to it. The Company is currently seeking to negotiate a conversion of this note to equity in connection with the proposed agreement with Texaco.

     The stockholders' deficit increased to $3,681,793 as a result of losses incurred.

     Since June 30, 1996, the Company has received approximately $4,400,000 from the proceeds of additional unsecured loans. On December 31, 1996, the Company received extensions on the unsecured loans until December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the foreseeable future. The Company also has a $2,500,000 obligation to the former Danube shareholders who are now principal stockholders of the Company that was due December 31, 1996. While the Company is attempting to negotiate for an extension of the due date on the Danube debt, it has not been successful to date.

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

EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit  Reference
Number    Number     Title of Document                           Location

   1       (27)      Financial Data Schedule                    This Filing


REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the quarter ended June 30, 1996.


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