Form 10QSB
period 1996-09-30
EUROGAS INC
filed 1997-02-10
CIK 783209

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended     September 30, 1996
                                           -------------------------


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
Yes  X    No
    ----     ----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes        No
                                                  ----      ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,043,862 shares of its common stock, par value $0.01 per share, issued and outstanding as of January 27,1997.


     Transitional Small Business Disclosure Format:  (Check one):

Yes     No   X
    ----    ----




                                     PART I
                             FINANCIAL INFORMATION



             ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of September 30, 1996, and December 31, 1995, and the unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1996, and from inception on June 7, 1991, through September 30, 1996, and the unaudited condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995, and 1996, and from inception on June 7, 1991, through September 30, 1996. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

TIMING OF REPORT

     This report on Form 10-QSB is being filed by the Company in February 1997 for its fiscal quarter ended September 30, 1996, which is not timely. The Company also just filed its report on Form 10-KSB for its fiscal year ended December 31, 1995, and its reports on Form 10-QSB for the periods ended March 31 and June 30, 1996. In addition, the Company is contemporaneously filing an amendment to its interim report on Form 8-K dated July 12, 1996. Consequently, it is particularly important to read this report in conjunction with the annual report on Form 10-KSB for the period ended December 31, 1995, the quarterly reports on Form 10-QSB for the periods ended March 31 and June 30, 1996, and the interim report on Form 8-K dated July 12, 1996.

     This report includes an unaudited condensed consolidated balance sheet as of September 30, 1996, and unaudited consolidated statements of operations and cash flows for the periods ended September 30, 1996 and 1995, and the discussion of financial matters herein is primarily based on such unaudited financial statements. This report also contains certain information about the subsequent development of the business of the Company and its current activities through January 1997, although this subsequent information is not based on audited financial statements since such financial statements for the periods subsequent to December 31, 1995, have not been completed.

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



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                           September 30,    December 31,
                                                   1996           1995
                                           ------------     -----------

Current Assets
   Cash and cash equivalents               $   172,962       $   72,212
   Other receivables                         1,140,077           19,691
   Inventory                                     2,810            8,251
   Prepaid expenses                                640            3,559
                                           -----------       ----------

       Total Current Assets                  1,316,489          103,713
                                           -----------       ----------

Property and Equipment
   Mineral interests in unproved
     properties, net of valuation
     allowance                              13,571,021        7,037,244
   Other property and equipment              2,392,339        2,393,611
                                           -----------       ----------

                                            15,963,360        9,430,855
   Less: accumulated depreciation           (2,414,412)      (1,955,074)
                                           -----------       ----------

       Net Property and Equipment           13,548,948        7,475,781
                                           -----------       ----------
Other Assets
   Goodwill, net of amortization of
     $12,472 and $5,542, respectively           12,932           19,862
   Deposits                                     58,223           81,011
                                           -----------       ----------
       Total Other Assets                       71,155          100,873
                                           -----------       ----------

Total Assets                               $14,936,592      $ 7,680,367
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



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               September 30,    December 31,
                                                                       1996            1995
                                                               ------------     -----------

Current Liabilities
     Accounts payable                                          $    397,555     $   327,193
     Accrued expenses                                             3,309,067       2,039,155
     Accrued income taxes                                         1,220,678         762,675
     Notes payable - current portion                              5,270,593       2,270,593
     Notes payable to related parties - current portion           1,212,007       1,212,007
                                                               ------------     -----------

          Total Current Liabilities                              11,409,900       6,611,623
                                                               ------------     -----------

Long-Term Debt
     Notes payable                                                6,759,137       1,000,000
     Notes payable to related parties                                  -          3,011,750
                                                               ------------     -----------

          Total Long-Term Debt                                    6,759,137       4,011,750
                                                               ------------     -----------

Stockholders' Deficit
     Preferred stock, $.001 par value, 4,341,968 shares
       authorized, issued and outstanding                             3,642           2,392
     Common stock, $.001 par value, 325,000,000 shares
       authorized, 49,177,920 shares issued and outstanding          49,178          32,974
     Additional paid-in capital                                  13,905,617      10,895,071
     Cumulative foreign currency translation adjustment             (14,749)        (14,749)
     Deficit accumulated during the development stage           (17,176,133)    (13,858,694)
                                                               ------------     -----------

          Total Stockholders' Deficit                            (3,232,445)     (2,943,006)
                                                               ------------     -----------

Total Liabilities and Stockholders' Deficit                    $ 14,936,592     $ 7,680,367
                                                               ============     ===========

   The accompanying notes are an integral part of these financial statements.




                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             Cumulative
                                                                                                                   From
                                                                                                           June 7, 1991
                                                                                                               (Date of
                                             For the Three Months             For the Six Months             Inception)
                                             Ended September 30,              Ended September 30,               Through
                                                1996            1995             1996            1995     September 30, 1996
                                         -----------      ----------      -----------     -----------     ------------------
Revenues                                 $       -        $       -       $       -       $       -       $        -
                                         -----------      ----------      -----------     -----------     ------------

Operating Expenses
    Impairment of mineral interests
      in property                                -                -               -               -            969,101
    Depreciation and valuation
      allowance                                  207          120,250             619         360,749        1,964,039
    General and administrative             1,681,400          902,332       3,473,192       2,706,995       12,419,926
                                         -----------      -----------     -----------     -----------     ------------
        Total Operating Expenses           1,681,606        1,022,582       3,473,811       3,067,745       15,353,066
                                         -----------      -----------     -----------     -----------     ------------

Other Income (Expenses)
    Interest income                             (530)        (161,248)             34        (483,743)         280,288
    Interest expense                         (38,700)           2,395        (112,599)          7,185       (1,389,202)
    Exchange losses, net                         -                -               -               -           (149,157)
    Other income                                 -              4,046             -            12,138           16,184
                                         -----------      -----------     -----------     -----------     ------------

        Total Other Expenses                 (39,230)        (154,807)       (112,565)       (309,614)      (1,241,887)
                                         -----------      -----------     -----------     -----------     ------------

Loss Before Income Taxes                  (1,720,836)      (1,177,388)     (3,586,376)     (3,377,358)     (16,594,953)

Benefit from (Provision For)
  Income Taxes                               172,084          117,037         358,638         351,111         (405,303)
                                         -----------      -----------     -----------     -----------     ------------

Net Loss                                  (1,548,752)      (1,060,351)     (3,227,738)     (3,026,247)     (17,000,256)

Dividends Applicable to
   Preferred Shares                           29,900              -            89,700             -            175,877
                                         -----------      -----------     -----------     -----------     ------------

Net Loss Applicable to
   Common Shares                         $(1,578,652)     $(1,060,351)    $(3,317,438)    $(3,026,247)    $(17,176,133)
                                         ===========      ===========     ===========     ===========     ============

Net Loss Per Common Share                $     (0.03)     $    (0.03)     $     (0.09)    $     (0.09)    $      (0.69)
                                         ===========      ==========      ===========     ===========

Weighted Average Number
   of Common Shares Used In
   Per Share Calculation                  47,484,903       32,946,568      37,846,296      32,286,019       24,816,454
                                         ===========      ===========     ===========     ===========     ============




   The accompanying notes are an integral part of these financial statements.
                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Cumulative
                                                                                                 From
                                                                                         June 7, 1991
                                                                                             (Date of
                                                                                           Inception)
                                                       Ended September 30,                    Through
                                                          1996            1995     September 30, 1996
                                                  ------------    ------------     ------------------
Operating Activities
  Net loss for the period                         $ (3,227,739)   $ (3,181,054)    $(17,176,133)
  Add non-cash items
     Impairment of mineral interests in
       properties                                          -               -            969,101
     Depreciation                                      459,338         267,879        1,964,039
     Compensation paid with issuance of
       common stock                                        -               -            495,762
  Decrease (increase):
     Other receivables                              (1,120,386)          8,366         (998,393)
     Inventory                                           5,441              26           (2,041)
     Prepaid expenses                                    2,919          15,506          (35,035)
     Other assets                                       29,718          (8,633)         (51,293)
  Increase (decrease) in:
     Accounts payable                                   70,362         133,502          466,527
     Accrued expenses                                1,180,212       1,249,300        3,541,719
     Taxes payable                                     458,003        (351,704)       1,220,678
                                                  ------------    ------------      -----------

     Net Cash Provided by (Used in)
       Operating Activities                         (2,142,132)     (1,766,811)      (9,605,069)
                                                  ------------    ------------      -----------

Investing Activities
  Development of mineral rights                     (6,533,777)       (945,971)     (14,540,122)
  Purchases of equipment                                 1,272         (24,772)      (2,392,339)
  Cash received in acquisition of subsidiaries             -               -              3,350
                                                  ------------    ------------      -----------

Net Cash Used in Investing Activities               (6,532,505)       (970,743)     (16,929,111)
                                                  ------------    ------------      -----------

Financing Activities
  Proceeds from related party borrowings                   -               -         10,331,523
  Repayments of related party borrowings                   -               -         (3,925,415)
  Proceeds from issuance of debt                     8,775,387         547,487       11,765,917
  Principal payments on debt                               -        (1,086,674)      (1,310,306)
  Proceeds from issuance of common stock                   -         2,003,675       10,109,729
                                                  ------------    ------------      -----------

     Net Cash from Financing Activities              8,775,386       2,195,034       26,971,448
                                                  ------------    ------------      -----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                        -            (1,690)        (264,306)
                                                  ------------    ------------      -----------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                    100,750        (544,210)         172,962

Cash and Cash Equivalents at Beginning of Period        72,212         797,825              -
                                                  ------------    ------------     ------------

Cash and Equivalents at End of Period             $    172,962    $    253,615     $    172,962
                                                  ============    ============     ============



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

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. The Company is primarily interested in developing the Slovakian project but has also proceeded with work in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Joint Venture") with NAFTA Gbely a.s. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit which expires April 24, 1999. The Slovakian Joint Venture recently completed one test well and has commenced a second test well. Danube also holds the right to earn a 25% to 50% interest in a joint venture (the "Czech Joint Venture") with Moravske Naftove Doly a.s. ("MND") which holds two licenses to explore for, develop, and produce natural gas from an approximately 40,180 acre area located in the Zdanice area about 40 kilometers southeast of the city of Brno in the Czech Republic. Recently, certain disputes have arisen over the operation of the Czech Joint Venture with MND and operations in the Czech Republic have been temporarily suspended. The unaudited financial statements included herein reflect the acquisition of Danube and its operating results since July 13, 1996.

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

     The Company accumulated a deficit of approximately $17,176,133 through September 30, 1996, most of which has been paid by the issuance of stock or debt instruments, substantial portions of which were issued to related parties.

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

     The Company had a net loss applicable to common shares for the three months ended September 30, 1996, of $1,578,652 as compared to $1,060,351 for the three months ended September 30, 1995. The difference occurred primarily due to increases in general and administrative costs of approximately $650,000 incurred as a result of adding Danube operations to EuroGas' other operations.

     For the nine months ended September 30, 1996, the Company had a net loss of $3,317,438 as compared to $3,026,247 for 1995. General and administrative costs decreased in the first three months of the year primarily because the Company was renegotiating its Pol-Tex Concession agreements with the Polish government and was not actively pursuing its drilling program in Poland. As previously reported, the Company did receive more favorable concession terms in March 1996, and immediately resumed substantial activities which more than offset the decreased costs in the initial three months as reflected in the increased costs for the nine months ending September 30, 1996.

     From inception June 7, 1991, through September 30, 1996, the Company had accumulated losses of $17,176,133 of which $17,000,256 was a net loss from operations and $175,877 was a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.

     As of September 30, 1996, the Company reported $13,571,021 in mineral interests in unproved mineral properties, net of valuation allowance. The Company's mineral properties increased approximately $4,800,000 during the 90 day period as a result of the acquisition of Danube and the capitalized expenditures on the Pol-Tex Concession. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance.

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

CAPITAL AND LIQUIDITY

     Primarily as a result of the Danube acquisition and the funding received in connection therewith, the total assets of the Company increased to $14,936,952 at September 30, 1996, from $7,680,367 at December 31, 1995, which was offset by an increase in liabilities to $18,169,037 from $10,623,373 at December 31, 1995. Most of the increase in assets was in the form of mineral interest and unproved properties. The increase in liabilities was primarily debt in the form of current liabilities and related party obligations.

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. Since inception, operating activities have used net cash of $9,605,069 principally to fund cumulative net losses of $17,176,133.

     At September 30, 1996, the Company had total current assets of approximately $1,316,489 and total current liabilities of approximately $11,409,900, resulting in a negative working capital ratio of 1:9. Included in current liabilities at such date, is the current portion of the long-term debt owned to OMV Aktiengescellschaft ("OMV"), an unaffiliated Austrian gas transmission company. As of January 27, 1997, OMV had not sought to collect the amount of the promissory note due to it. The Company is currently seeking to negotiate a conversion of this note to equity in connection with the proposed agreement with Texaco. The Company's current liabilities also include debt incurred in the Danube acquisition.

     The stockholders' deficit is $3,232,445 after the Danube acquisition and the operating losses incurred.

    During 1996, the Company received approximately $4,400,000 from the proceeds of unsecured loans. On December 31, 1996, the Company received extensions on the unsecured loans until December 31, 1999, on the condition that the Company collateralizes the loans with mutually agreeable collateral within the foreseeable future. The Company also has a $2,500,000 obligation to the former Danube shareholders who are now principal stockholders of the Company that was due December 31, 1996. While the Company is attempting to negotiate for an extension of the due date on the Danube debt, it has not been successful to date.

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



                                    PART II

                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit  Reference
Number    Number    Title of Document                       Location
------   ---------  -----------------                       --------
   1     (27)       Financial Data Schedule.................This Filing



REPORTS ON FORM 8-K

     During the quarter ended September 30, 1996, the Company filed a report on Form 8-K concerning the acquisition of Danube International Petroleum Company, Inc. on July 12, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EUROGAS, INC.



Dated:  February 7, 1997           By   /s/ Hank Blankenstein
                                     --------------------------------------
                                     Hank Blankenstein, Secretary/Treasurer