Form 10KSB
period 1996-12-31
EUROGAS INC
filed 1997-05-21
CIK 783209

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended    December 31, 1996
                                            ---------------------


                      Commission file number   33-1381-D
                                             -------------


                                 EuroGas, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Utah                            87-0427676
----------------------------------------     --------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

942 East 7145 South, #101A, Midvale, Utah                 84047
---------------------------------------------          ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number            (801) 255-0862
                         ----------------------------------------


Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which registered
      None                                None
-------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                              None
-----------------------------------------------------------------
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /  /  No /x/

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

     State Issuer's revenues for its most recent fiscal year. The Issuer had no revenues for the year ended December 31, 1996.

     The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $171,228,000 computed at the closing bid price as reported by the OTC Electronic Bulletin Board for the Issuer's common stock of $6.0625 as of May 14, 1997.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. The Issuer had 50,496,492 shares of its common stock, par value $0.001 per share, issued and outstanding as of May 14, 1997.

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

   Transitional Small Business Disclosure Format (check one):  Yes /  /  No /x/



                               TABLE OF CONTENTS


Item Number and Caption                                                                  Page
-----------------------                                                                  ----

PART I
------

1.& 2. Description of Business and Properties ............................................  3

3.     Legal Proceedings ................................................................. 17

4.     Submission of Matters to a Vote of Security Holders ............................... 18


PART II
-------

5.     Market for Common Equity and Related Stockholder Matters .......................... 19

6.     Management's Discussion and Analysis or Plan of Operation ......................... 20

7.     Financial Statements .............................................................. 22

8.     Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure ........................................................................ 22


PART III
--------

9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With
       Section 16(a) of the Exchange Act ................................................. 23

10.    Executive Compensation ............................................................ 26

11.    Security Ownership of Certain Beneficial Owners and Management .................... 29

12.    Certain Relationships and Related Transactions .................................... 31


PART IV
-------

13.    Exhibits and Reports on Form 8-K .................................................. 35

14.    Signatures ........................................................................ 38



FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                     PART I


            ITEMS 1. AND 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

     The Company is engaged in the exploration for coal bed methane gas in Poland and natural gas in Slovakia and the Czech Republic. The Company holds hydrocarbon concessions or is a joint venturer with entities that hold hydrocarbon licenses granted by governmental agencies in each of these countries. The Company's interest in Eastern Europe is based on the encouragement provided by the national governments for the development of these resources.

     In August 1991, the United States Environmental Protection Agency (the "EPA") and the United States Agency for International Development ("AID") published a joint study on the possibility of economic recovery of methane gas associated with Poland's extensive hard coal reserves. The joint study concluded that coal bed methane was an abundant underdeveloped natural gas resource in Poland and that the development and exploitation of this resource would provide a much less environmentally harmful source of energy for Poland than its extensive reliance on coal. The joint study stated that the potential methane reserves were significant, estimating a total methane resource associated with all coal mine concessions in Poland (both active and inactive mines) of in excess of 1.3 trillion cubic meters. Shortly thereafter, Poland began to solicit bids for concessions to explore for coal bed methane gas.

     In January 1993, the Company's wholly-owned subsidiary, Pol-Tex Methane, Sp. z.o.o. ("Pol-Tex"), was awarded exploration rights for coal bed methane gas in a concession located in the Upper Silesian Coal Basin in Poland (the "Pol-Tex Concession"). In September 1993, the Company's wholly-owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA to form McKenzie Methane Ribnik Sp. z.o.o. ("MMR") to exploit a second concession located in the Upper Silesian Coal Basin. In March 1996, the Company's 85%-owned subsidiary, McKenzie Methane Jastrzebie Sp. z.o.o. ("MMJ"), entered into a joint venture agreement for a third concession in the same area. These three concessions (the "Polish Concessions") cover approximately 92,000 acres in south central Poland.

     On March 24, 1997, The Company entered into an agreement with a subsidiary of Texaco Incorporated ("Texaco") to sell the Pol-Tex concession, the largest of the coal bed methane gas concessions held by the Company, to Texaco. The agreement also grants a first right of refusal to Texaco to obtain a controlling interest in the other Polish Concessions (the MMR and MMJ concessions) upon which EuroGas intends to conduct development activities later this year. The agreement is subject to the approval of the Polish Ministry of Environmental Protection of Natural Resources and Forestry (the "Polish Ministry"). The transaction is scheduled to formally close on or about June 13, 1997. (See the discussion under "Activities in Poland" below.)

     On April 28, 1997, Pol-Tex entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for natural gas exploration, currently held by POGC or in which it is in the process of obtaining rights, located in the Carpathian Flysch and tectonic Foredeep areas of Poland. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC concerning the concessions through September 30, 1997.

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which holds rights to participate in exploration for natural gas in Slovakia and the Czech Republic. (See discussion under "History" below.) The Company has focused on the development of the Slovakian project, but retains an interest in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Joint Venture") with NAFTA Gbely a.s. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin (see discussion under "Activities in Slovakia" below), a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit which expires April 24, 1999. The Slovakian Joint Venture recently completed one test well and has commenced a second test well. In late 1996, NAFTA and the Company agreed to add an additional area of mutual interest to their joint activities (sometimes referred to as the Lipany area). The Company has entered into a preliminary understanding to farmout its participation in the Slovakian Joint Venture. (See discussion under "Activities in Slovakia" below.)

     Danube also holds the right to earn a 25% to 50% interest in a joint venture (the "Czech Joint Venture") with Moravske Naftove Doly a.s. ("MND") which holds two licenses to explore for, develop, and produce natural gas from an approximately 40,180 acre area located in the Zdanice area about 40 kilometers southeast of the city of Brno in the Czech Republic. (See discussion under "Activities in Czech Republic" below.) Recently, certain disputes have arisen over the operation of the Czech Joint Venture with MND. (See "ITEM 3. LEGAL PROCEEDINGS.") Based on previous activities by others, including drilling and testing in the license areas, management of the Company believes that portions of this area have the potential for natural gas production.

     On April 16, 1997, the Company announced that it had entered into a Confidentiality Agreement which covered the possible participation in a number of its projects by OMV Aktiengesellschaft. OMV is Austria's largest industrial company and it explores and develops oil and gas projects in Europe, the Mediterranean, and Asia, owns a number of oil refineries, and operates an extensive pipeline network. OMV has been granted an option to purchase 2,000,000 shares of the Company's restricted common shares. The area under current investigation includes the Slovakian Concession (including the Lipany area) and other areas which may reach into Poland. The discussions with OMV are preliminary in nature and there can be no assurance that an agreement will result.

     In connection with obtaining its concessions and its interest in the joint ventures, negotiating and completing the acquisition of businesses and related interests, completing exploration work to date, and funding the ongoing activities of the Company, the Company had accumulated losses of $20,271,877 applicable to common shares through December 31, 1996, and had a stockholders' deficit of $5,390,918 at December 31, 1996. The Company's independent auditor's report for the year ended December 31, 1996, contains a qualification as to the ability of the Company to continue as a going concern. Since December 31, 1996, the Company has increased its equity by $4,950,000 as a result of direct cash investment and conversion of previously outstanding indebtedness, although this has been offset to some extent by continuing operating losses. Due to the substantial drilling and exploration commitments of the Company and its current lack of production, the Company expects that it will continue to incur losses and that its accumulated deficit will increase. The Company has not had revenues and does not currently have established production or proved reserves. The Company has funded its cash flow requirements to date through a series of equity and debt transactions. There can be no assurance that this source of funding will continue to remain available to the Company. If available, there is no assurance that it will provide the level of financing necessary for the Company to meet its business objectives or even the Company's existing obligations. (See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

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

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-KSB contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in place reservoirs of hydrocarbons, the successful addressing of technical problems in competing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report, except as may occur as part of its ongoing periodic reports filed with the Securities and Exchange Commission.

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

     Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The "heavy hydrocarbons" are typically sold separately. The remaining gas constitutes "dry gas" composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     According to reports published by the POGC, Poland imported approximately 80% of its natural gas consumption in 1994. Poland has an extensive collection pipeline network readily accessible to it which should facilitate the transmission and sale of any gas discovered on the Company's concessions.

The Polish Concession

     The Pol-Tex Concession is located in south central Poland, in the Rybnik Coal District in the Upper Silesian Coal Basin as shown on the map on the following page. The Company, through its wholly-owned subsidiary, Pol-Tex, entered into an agreement with the Polish affiliate of Texaco, Incorporated ("Texaco"), to sell the Pol-Tex concession, known as 134/93, to Texaco. The transaction also includes the sale of approximately $200,000 in assets and equipment.

     Upon approval of the agreement by the Polish Ministry, Texaco will make an initial payment to the Company of $500,000 and conduct a substantial initial drilling program to appraise the Concession. Drilling and testing will be completed by Texaco in accordance with a schedule to be approved by the Polish Ministry and is expected to last approximately 18 months.

     At the end of the 18-month period, Texaco can elect to continue to work on the Concession in exchange for a $2,500,000 payment to the Company. If Texaco elects to proceed, it has up to 30 months to undertake development work on the Concession and then Texaco must elect whether or not to complete the acquisition of the Concession. If Texaco then elects to proceed, it must pay the Company an additional $2,500,000 and 14% of the net profit from the sale of the first 500 billion cubic feet of methane gas; 16% of the net profit from the sale of the next 500 billion cubic feet; 18% of the net profits of the next 1 trillion cubic feet sold; and 20% of the net profits thereafter. If Texaco elects not to proceed after the initial 18 months, the Company would receive the Concession back, with any improvements, subject to the approval of the Polish Ministry. If Texaco elects not to proceed after the development phase, the Company can reacquire the Concession at a price to be determined by the parties or a third party appraiser, again subject to approval by the Polish Ministry.

     In addition, the Company also granted Texaco the first right of refusal to acquire control of its other coal bed methane concessions in Poland known as the MMR and MMJ concessions, at a price to be determined either by the parties or a third party appraiser. For now, the Company will continue to operate the MMR and MMJ concessions.

     The Texaco agreement is expected to close on or before June 13, 1997.

     The Company has recently entered into a letter of intent with POGC granting the Company the exclusive right to negotiate to enter into a joint venture with POGC to develop a natural gas concession located in the Carpathian Flysch and tectonic Foredeep regions of Poland. This exclusive right expires September 30, 1997. Under the terms of the letter of intent, the Company and POGC will form a technical team, consisting of an equal number of representatives from each party, to evaluate the concession area and to propose a development plan and schedule. The letter of intent anticipates a $15 million commitment by the Company over the initial three years of any joint venture that may be established by the parties. The Company does not have extensive geophysical information concerning this concession but, based on preliminary data, believes that the potential for natural gas in the area justifies the expenditure of the funds necessary to collect information.

     Since the Company does not currently have the funds necessary to meet the proposed development budget, it may seek to obtain an established industry partner to participate in the proposed joint venture. There can be no assurance that the Company will be able to do so or that such participation would be on terms favorable to the Company.

     The Company is also investigating the formation of a consortium of North American power companies led by a Fortune 500 corporation to purchase any methane gas production from the MMR and MMJ concessions. The consortium has proposed the construction of a power plant on the MMR and MMJ concession areas.


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

     There are currently seven producing gas fields in the East Slovakian Basin, a large geographical region in which the Company's joint venture interests are located, although the Company does not currently have any producing wells or reserves. Based on tested gas or gas shows over thick columns (up to 1,000 meters thick) in wells located in the south and west of the currently producing fields near the Czech Joint Venture's interests, management of the Company believes that large areas of the East Slovakian Basin hold the potential for a thick column filled with tight gas.

Slovakian Joint Venture

     The activities of the Slovakian Joint Venture with NAFTA are conducted pursuant to a three year exploration permit granted on April 24, 1996 (the "License"). As it continues its exploration and development on the area subject to the License, the Joint Venture will require additional permits that have not yet been granted. Recently, an area known as Lipany was added to the Slovakian Joint Venture. Prior to the Company acquiring its interest in the Slovakia Joint Venture, 11 wells were drilled in the area covered by the License between 1960 and 1982. All of these wells had gas shows, though none were completed for commercial production. The Company believes that new wells can be drilled offsetting the old wells that, if they have similar gas shows, can be completed with routine techniques that now exist for the recovery of gas from these types of formations.

     A Map showing the location of the Company's natural gas interests in Slovakia and a detail of natural gas occurrence the East Slovak Basin is set forth on the following page.

     The Slovakian Joint Venture drilled its initial well, Trebisov 5R, which encountered a 980 meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep). In December of 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMcf") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a flowing pressure of 275 psi. The tests were preliminary and were conducted prior to the cleaning up of the well and removing water from the well.

     The Company has commenced an additional test well, Trebisov 8, located approximately 1.2 kilometers northwest of Trebisov 5, that is designed to test an adjoining fault lock. Total depth on this well is targeted for approximately 2,250 meters.


[Graphic contained in original depicting the general location of the areas of mutual interest subject to the Slovakian Joint Venture.]


     Under the terms of the agreement which governs the Slovakian Joint Venture, the Company is obligated to provide 75% ($4,980,000) of the projected initial test phase funding of $6,640,000 and 60% ($4,080,000) of the projected capital investment cost for the initial production phase of $6,800,000. The test phase began in May 1996, and is intended to continue through June 1997. In addition to the Trebisov 5R and the Trebisov 8 well, the Company is obligated to provide funding for one additional test well during this test phase and to complete a seismic program to collect additional geophysical data. Any funds required for the initial test phase in excess of $6,640,000 will be paid 60% by the Company and 40% by NAFTA. The Company does not currently have the funding necessary to meet its commitments under this agreement. (See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.")

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

     In late 1996, the Company and NAFTA agreed to add an additional area in the Lipany region of Slovakia as part of the joint venture. This area consists of approximately 26,000 acres located in the northeastern part of Slovakia and lies within a geological structure known as the Central Carpathian Paleogene Basin. Six wells were drilled by the Communist regime in Lipany and tested with either gas and/or oil showings. Those wells have not been plugged and the joint venture may investigate re-entering those wells. The Company has now entered into a preliminary understanding with Belmont Resources ("Belmont"), a small publicly-held Canadian company, whereby Belmont would acquire a 40% working interest in the Lipany area which would result in the ownership of 50% by NAFTA, 40% by Belmont Resources and 10% by the Company in the operations in the 26,000 acres. The proposed agreement contemplates the payment by Belmont of $100,000 Canadian (approximately $75,000 U.S.) and the completion by Belmont of the $20,000 work program required by the terms of the joint venture. After completion of the initial work program, Belmont may acquire an interest in the Lipany area by delivering to the Company 5,000,000 shares of Belmont's common stock currently traded on the Vancouver Stock Exchange and an agreement to "carry" (pay the costs associated with) the Company's 10% interest. The proposal also contemplates a $1,000,000 work program by Belmont, if Belmont decides to proceed. The Company has the first right of refusal to provide financing to Belmont for the $1,000,000. The Belmont shares received by the Company would equal about 20% of the currently issued and outstanding shares of Belmont, be subject to an escrow, a one-year holding period and then a staged release. The completion of the transaction with Belmont is subject to obtaining the consent of NAFTA and the Vancouver Stock Exchange.

     The Company is also holding preliminary discussions with OMV Aktiengesellschaft concerning the concessions subject to the Slovakian Joint Venture and a participation by OMV in the Company's obligations under this agreement. If the Company is able to reach an agreement with OMV, of which there can be no assurance, such agreement would also be subject to the approval of NAFTA.

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

The Czech Joint Venture

     The Czech Joint Venture in which the Company has the right to earn a 25% to 50% interest holds two licenses to explore for, develop, and produce hydrocarbons from an approximately 40,180 acre area in an area known as the Zdanice Field about 40 kilometers southeast of the city of Brno in the Czech Republic. Based on previous activities, including drilling and testing in the license areas, management of the Company believes that portions of the area have the potential for natural gas production. The two exploration permits held by the Czech Joint Venture expire in 1998 and 2000, respectively. A map showing the location of the Czech License and the Slovakian Joint Venture is set forth on the following page.

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


[Graphic contained in original consisting of a map depicting the general location of the areas of mutual interest subject to the joint venture agreements in Slovakia and the Czech Republic.]


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

     Under the terms of the joint venture, the Company is obligated to provide funds for the initial test phase in the amount of $1,200,000 in exchange for a 25% working interest in the Czech License. The Company has the option to acquire an additional percentage points of interest for each 3.28 million Czech Crowns (approximately $110,000 per 1% interest based on the exchange rate for Czech Crowns of 30.5 to each U. S. dollar as of May 15, 1997) in funding provided by it up to an aggregate of 82 million Czech Crowns (approximately $2,700,000 based on the May 15, 1997, exchange rate) for a total 50% working interest. The Company does not currently have the funding necessary to meet these obligations. Subsequent to establishing production from the wells, obtaining the necessary financing, and successfully resolving the existing dispute with MND, the Czech Joint Venture will proceed with additional exploration work on the remaining acreage subject to its licenses.

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

     As a result of the dispute that has arisen with MND, the Company may not be able to benefit from its interest in the Czech Joint Venture, although it intends to aggressively pursue its rights. (See "ITEM 3. LEGAL PROCEEDINGS.")

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

COMPETITION

     In seeking to explore for, develop, and produce oil and gas, the Company competes with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Amoco holds a concession for the production of coal bed methane located in the same area of Poland as the Company's Pol-Tex Concession, and other major oil and gas companies hold directly competing interests. Many of the entities that the Company competes with have access to greater financial and managerial resources than the Company. As a result of the exclusive nature of the concessions held by the Company, to the extent that it is able to successfully explore for, develop, and produce hydrocarbon resources, the Company will be able to exclude any competitor from production of the resources located on the concessions, but it cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

GOVERNMENTAL REGULATION

     The Company's activities in Poland and Slovakia are subject to political, economic, social, and legal changes, including the adoption of new laws, regulations, or administrative policies that may adversely affect the Company or the terms of its exploration or production rights; political instability and changes in government or public or administrative policies; changes in export and transportation tariffs and local and national taxes; foreign exchange and currency restrictions and fluctuations; inflation; adoption of additional environmental regulations; and other matters. A change in any of these areas could have a materially adverse impact on the prospects of the Company.

     As a result of the negative effect of the break up of Czechoslovakia and the uncertain economic policies of the Slovakian government, outside investors have not sought to invest in Slovakia to the same extent that they have in Poland. The Slovakian government has not pushed as significantly for market reforms and the former communist party has remained a powerful political force. Consequently, the risk of political, economic, and legal uncertainties may be greater in Slovakia than in Poland. However, the stated policy of the Slovakian government is to continue to create investment opportunities for foreign entities.

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

     Each of the countries has, and continues to adopt, laws governing environmental concerns and the Company's drilling and exploration activities are required to be conducted in accordance with these laws. While these laws are not usually as fully developed and detailed as similar laws that exist in the United States, the Company is required to conduct its operations in compliance with such laws and must prepare and submit to the appropriate agency various operational plans, including a discussion of environmental matters, which must be approved before the Company can proceed.

EMPLOYEES AND CONSULTANTS

     As of December 31, 1996, the Company had two administrative employees located in Salt Lake City, Utah; 50 technical and field workers in Poland; 15 technical and field workers in the Czech Republic; and 25 technical and field workers in Slovakia. Most of the Company's employees in Poland are currently leased to Texaco. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical and other consultants to provide specific geological, geophysical, and other professional services.

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

     The Company owns an office in Warsaw, Poland, consisting of 2,230 square feet which is not a part of the transaction with Texaco.

     The Company ultimately intends to operate its executive offices out of New York, New York. The Company will also keep an administrative office in Salt Lake City, Utah, headed by Hank Blankenstein, the Company's secretary and treasurer.

     Armando Ulrich, a Company consultant, provides space for the operation of Energy Global as part of his consulting contract. (See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT: Key Consultants.")

HISTORY

     The Company was incorporated in the state of Utah under the name Northampton, Inc. ("Northampton"), on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with Energy Global, the initial step in the Company becoming an oil and gas development stage entity, which turned control of the company over to the former owners of Energy Global. Energy Global had been formed as a holding company for GlobeGas, an operating entity in which it held a minority interest. The minority interest in GlobeGas was initially reported on the equity method on Northampton's financial statements. The Company subsequently acquired a 100% interest in GlobeGas, and since the operations of Energy Global and Northampton prior to the reorganization were immaterial, the transaction has been accounted for as if GlobeGas were the acquiring entity and the historical financial statements included in this report are those of GlobeGas. (See Note 2 to the Financial Statements.)

     The agreement with Energy Global required that Northampton complete a stock consolidation of one share for each twenty-four shares previously issued and outstanding and deliver a sufficient number of post-consolidation shares of common stock to the former owners of Energy Global to reduce the prior shareholders' interest to approximately 10%. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Thus the former shareholders of Energy Global became the controlling shareholders of the Company, which changed its name to EuroGas, Inc. Merlin V. Fish and Mark Burdge of the United States, officers and directors of Northampton, continued to act as officers and directors until December of 1995. All of the current officers and directors of the Company have been appointed by the foreign shareholders. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")

     The original asset of Energy Global was a 16% minority interest in GlobeGas, a Netherlands corporation that held, through a joint venture, concessions in Poland. (GlobeGas was an 85% partner with a formerly state owned Polish coal company and held three different concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company delivered $3,380,963.00 in cash in exchange for additional interests in GlobeGas, which raised the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,256,560 shares of restricted common stock, and the issuance of 2,391,968 shares of newly created preferred stock (the "1995 Preferred Stock"), convertible at the rate of two shares of common stock for each share of 1995 Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. (See Note 2 to the Financial Statements.)

     In May of 1996, the Company acquired the 15% interest in the Pol-Tex Concession held by the Polish state coal company in exchange for a cash payment of $25,000 and the release of the obligation of the Polish state coal company to reimburse GlobeGas, the Company's then wholly-owned subsidiary, approximately $1,200,000 for drilling and related costs.

     In March of 1997, the Company, through its wholly-owned subsidiary Pol-Tex, entered into an agreement with the Polish affiliate of Texaco, whereby Texaco will acquire the rights to appraise, operate, and develop the Pol-Tex coal bed methane gas concession, known as 134/93. The transaction also includes the sale of approximately $200,000 in fixed assets and equipment.

     Upon approval of the agreement by the Polish Ministry, which the parties expect to obtain by June 1997, Texaco will make an initial payment to the Company of $500,000 and conduct a substantial initial drilling program to appraise the Concession. Drilling and testing will be completed by Texaco in accordance with a schedule to be approved by the Polish Ministry and is expected to last approximately 18 months.

     At the end of the 18-month period, Texaco can elect to continue to work on the Concession in exchange for a $2,500,000 payment to the Company. If Texaco elects to proceed, it has up to 30 months to undertake development work on the Concession and then Texaco must elect whether or not to complete the acquisition of the Concession. If Texaco elects to proceed, it must pay the Company an additional $2,500,000 and 14% to 20% of the net profits from production. If Texaco elects not to proceed, the Company can reacquire the Concession.

     In addition, the Company also granted Texaco the first right of refusal to acquire control of its other coal bed methane concessions in Poland known as the MMR and MMJ concessions, at a price to be determined either by the parties or a third party appraiser. For now, the Company will continue to operate the MMR and MMJ concessions.

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


                           ITEM 3.  LEGAL PROCEEDINGS

     On August 1, 1995, the United States Securities and Exchange Commission (the "SEC") issued a formal order In the Matter of EuroGas, Inc., to investigate whether violations of applicable law may have occurred. The Company has produced numerous documents pursuant to extensive subpoenas from the SEC and the oral testimony of its officers and directors. The SEC has obtained similar information from the Company's former independent public accountants. The Company cannot predict the duration or outcome of this investigation.

     In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), had asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims were resolved pursuant to a settlement agreement entered into in November 1996. Under the terms of the settlement agreement, the Company issued 100,000 shares of restricted Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998, to the Bishop's Estate (KUKUI's parent). The option can be exercised at $3.50 per share if exercised within 90 days of the execution of the agreement with Texaco; $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

     In March of 1997, a trustee over certain of the individual McKenzies and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco agreement and exploitation of the Pol-Tex Concession in an action entitled: Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, SP.Z.O.O., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division). The trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from persons who were acting as nominees for the McKenzies or in fact may be operating as a nominee for the McKenzies and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. (KUKUI is also the principal creditor of the McKenzies in these other cases.) While the Company is not required to answer the complaint until June 1, 1997, it plans to vigorously defend against such claim. The Company believes that the claim is totally without merit based on its beliefs that the prior settlement with KUKUI bars any such claim, the trustee over the McKenzies has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that the Company paid substantial consideration for GlobeGas and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession. The Company also believes that continued pursuit of the claim may give rise to a separate cause of action against third parties which the Company will pursue if necessary.

     The Kingdom of the Netherlands has assessed a tax against the Company's operating subsidiary, GlobeGas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by GlobeGas. The Company intends to contest the tax. However, the Company may be required to post a bond to contest the matter. The Company has recorded a tax provision at December 31, 1996 of $911,051.

     After the acquisition of Danube, certain problems arose as follows:

     Moyes, Newby & Co., Inc. ("Moyes Newby"), a financial consulting firm retained by the Company's subsidiary, Danube, prior to its acquisition by the Company, has filed a complaint asserting a claim for $435,000 in commissions related to a proposed financing, plus interest and attorneys' fees. The initial agreement with Moyes, Newby & Co., Inc. was made by Mr. Schuepbach and Danube prior to any involvement by the Company. The claim appears to be based both on such agreement and on subsequent representations made by Mr. Schuepbach which were not authorized by the Company's current board of directors. The Company has offered to pay Moyes Newby $50,000 as commissions and 5% of any additional amounts that may be received by the Company in the future as a result of the efforts of Moyes Newby. Discovery recently commenced and the Company is currently unable to predict the outcome of this matter.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fiscal year ended December 31, 1996, the Company did not hold an annual meeting and no matters were submitted to a vote of the security holders of the Company, through the solicitation of proxies or otherwise.


                                    PART II


                     ITEM 5.  MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the Bulletin Board under the symbol "EUGS" (recently changed from "EGAS"), under the symbol "EUGSF" on the Frankfurt Stock Exchange and the symbol "EUGSBE" on the Berlin Stock Exchange. As of May 14, 1997, there were 50,496,492 shares of the Company's common stock issued and outstanding.

     The following table sets forth the approximate range of high and low bids for the common stock of the Company during the periods indicated based on information concerning the trading of the common stock on the Bulletin Board. All prices reflected herein have been adjusted retroactively to reflect the 24-for-1 reverse stock split recently approved by the Company. The quotations presented reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

     Quarter Ended       High Bid  Low Bid
     -------------       --------  -------
     March 31, 1995      $4.75     $2.50
     June 30, 1995       $4.875    $3.25
     September 30, 1995  $4.50     $2.50
     December 31, 1995   $3.625    $1.375
     March 31, 1996      $3.25     $1.125
     June 30, 1996       $7.875    $1.75
     September 30 1996   $5.75     $2.875
     December 31, 1996   $5.00     $2.875
     March 31, 1997      $6.75     $3.4375

     The liquidity of the common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On May 14, 1997, the closing bid and asked price for the Company's common stock in the over-the-counter market and the Frankfurt and Berlin Exchange at approximately $6.0625 bid and $6.1875 asked.

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


                 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

     The Company is engaged in the business of acquiring rights to methane and natural gas prospects and exploring for and developing gas reserves. The Company does not have any production or revenues and is classified as an exploration enterprise in the development stage for financial reporting purposes. The transaction with Energy Global and its subsidiary, GlobeGas, has been accounted for as a reorganization with GlobeGas being considered the acquiring company for accounting purposes. (This treatment is due primarily to the fact that it was GlobeGas and its subsidiary, Pol-Tex, which held most of the Company's assets and whose owners represented the majority shareholders of the Company on completion of the reorganization.)

     The Company accumulated losses attributable to common shares of approximately $20,272,000 through December 31, 1996, most of which have been paid by the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") The Company's stock and debt transactions provided net cash of $8,194,000, $2,927,000, and $4,989,000 during the years ended December 31, 1996, 1995, and 1994, respectively. Since December 31, 1996, the Company has continued to rely on cash provided from financing activities to fund its ongoing activities and expects that it will be required to continue to do so.

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

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception. The Company's two major categories of operating costs are general and administrative and interest costs associated with its indebtedness.

     The Company incurred general and administrative costs of approximately $4,739,000 in the year ended December 31, 1996, as compared to approximately $3,528,000 for the year ended December 31, 1995, an increase of approximately 34%. This increase in general and administrative expenses was due primarily to the expansion of the office and other facilities of the Company related to increased exploration activities. Compensation paid by the Company increased (a component of general and administrative costs) from approximately $1,300,000 in 1995 to approximately $2,992,000 in 1996.

     Other expenses increased to approximately $1,391,000 for the year ended December 31, 1996, as compared to approximately $700,000 for the previous year, primarily as a result of increased interest expense (an increase of approximately $412,000) related to substantially larger borrowings during 1996, and increased exchange losses (an increase of approximately $320,000).

     Depreciation and valuation allowance decreased to $132,000 in 1996 from $481,000 in 1995, or approximately 72%. This resulted primarily from certain assets becoming fully depreciated in 1995.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. These fluctuations resulted in a book loss in excess of $400,000 in 1996.

     The Company's net loss applicable to common stock increased from approximately $4,328,000 in the year ended December 31, 1995, to approximately $6,413,000 for the year ended December 31, 1996.

     As of December 31, 1996, the Company reported approximately $14,253,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held, directly or indirectly through joint venture relationships, under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. The Company does not have an assured source of funds to meet its commitments and if it loses its interests as a result of its failing to perform or is unable to obtain any necessary extension or additional license, the entire carrying value of the affected property would be required to be written off. Under the full cost method by which the Company accounts for its mineral interests in properties, costs of unproved properties are assessed periodically and any resulting provision for impairment which is required is charged to operations. The impact of such reassessment and resulting impairment charge could be significant during any particular period. As a result of the foregoing, the results of operations for any particular period could be materially adversely affected and the Company's currently reported losses may not be indicative of future results.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. During 1996, operations required cash of approximately $3,985,000 as compared to approximately $2,356,000 for the preceding year. The increase in net cash used in operations is principally the result of the increased losses associated with operations in 1996 since noncash adjustments were similar for both periods. Since inception, operating activities have used net cash of $11,448,000, principally to fund cumulative net losses of $20,272,000 applicable to common shares.

     Investing activities used net cash of approximately $3,727,000 and $1,294,000 during 1996 and 1995, respectively, and approximately $14,123,000 since inception. Investing activities during 1996 and 1995 consisted almost exclusively of the purchase of the mineral interests in properties in Poland, the Czech Republic, and Slovakia on which the Company's activities are now concentrated. Since inception, the Company has recorded approximately $11,342,000 for the purchase of mineral interests of the $13,713,000 included in investing activities. The remaining amount has primarily been used to acquire equipment.

     Financing activities provided net cash of approximately $8,194,000 and $2,927,000 for 1996 and 1995, respectively, and $26,390,000 from inception through December 31, 1996. During 1996 and 1995, the principal source of such cash was loans, split between loans from related parties, which provided cash, net of repayments, of approximately $3,540,000 in 1996 and $1,105,000 in 1995 and loans from others, which provided cash, net of repayments of approximately $4,767,000 in 1996 and approximately 848,000 in 1995. From inception through December 31, 1996, the proceeds from indebtedness to related parties have provided net cash of approximately $9,947,000. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Proceeds from indebtedness to others provided net cash of approximately $6,447,000 from inception through December 31, 1996. The Company expects that it will continue to rely principally on the proceeds from indebtedness to related parties to finance its activities.

     At December 31, 1996, the Company had total current assets of approximately $770,000 and total current liabilities of approximately $9,712,000, resulting in a working capital deficit of approximately $8,942,000 or a negative working capital ratio of 1:12.6. Included in current liabilities at December 31, 1996, is the obligation to OMV Aktiengesellschaft ("OMV"), an unaffiliated Austrian gas transmission company, of $1,802,500. This obligation was paid subsequent to December 31, 1996. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") As of December 31, 1996, the Company also had a $2,500,000 obligation to the former Danube shareholders who are now principal stockholders of the Company. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.") While the Company is attempting to negotiate for an extension of the due date on the Danube debt, it has not been successful to date. (See "ITEM 3. LEGAL PROCEEDINGS.")

     Since December 31, 1996, the Company has received approximately $2,750,000 in gross proceeds from the issuance of stock. In addition, debentures in the principal amount of $2,200,000 plus accrued interest, were converted to 852,630 shares of common stock. The Company continues to have current liabilities substantially in excess of its current assets. In addition, the Company is committed to spend substantial amounts to satisfy its obligations under its gas concessions. The Company will continue to require significant cash for operating expenses and drilling commitments, even excluding compensation to executive employees, consultants and their affiliates. (See "ITEM 10.
EXECUTIVE COMPENSATION: Employment and Consulting Arrangements.") The Company does not have any agreement with anyone to provide the funds necessary to meet these commitments. If the necessary funding is not available, the Company may be unable to continue and it is unlikely that it would be able to sell its interests for an amount sufficient to satisfy its obligations. Consequently, if the Company is unable to continue, there will not be any value for its shareholders.

     The Company anticipates that the transaction with Texaco will improve the Company's liquidity. The terms of the agreement include a cash payment to the Company at closing of $500,000 plus Texaco's assumption of all Pol-Tex concession obligations, including the obligation to spend additional amounts for exploration. The Company anticipates that this transaction will close in June 1997, although the closing is subject to approval by the Polish Ministry so no assurance can be given. In addition, the Company believes that the completion of the Texaco agreement may enhance the Company's ability to attract third party debt and equity capital. There can be no assurance, of course, that any financing from other sources will be available.

     As noted above, during 1996 and 1995, as well as subsequently, the Company has relied principally on cash provided from financing activities to provide its cash requirements, particularly cash provided from related parties. Although the Company anticipates that it will be able to continue to obtain cash from financing activities in the foreseeable future, there can be no assurance that it will be able to do so.

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


                                    PART III


             ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

          Name             Age     Positions With the Company    Director Since
----------------------     ----    --------------------------    --------------
Dr. Reinhard Rauball       51      Director                      1994 - August

Paul Hinterthur            60      President and Director        1995 - December

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

     Effective November 1 1996, the Company appointed an executive committee consisting of four members, Martin Schuepbach, Paul Hinterthur, and Hank Blankenstein, all of whom were then directors and officers of the Company (Martin Schuepbach resigned from the board of directors and executive committee on January 14, 1997), and J. Toni Preuss, an officer and director of the Company's subsidiary, GlobeGas. The executive committee is charged with overseeing the day-to-day management of the Company and with making all significant contractual and financial decisions.

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

     The following sets forth brief biographical information for each of the foregoing individuals.

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

     Wolfgang Rauball has acted as an independent consultant to the European subsidiaries of the Company since August 1994. He is president of Pol-Tex Methane sp. z.o.o. in Poland and also acts as an alternate director of GlobeGas B.V. Amsterdam. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971 but did not receive a degree. Thereafter, Mr. Rauball worked as a mining geologist in Canada from 1972 to the present date. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States, and South America. Wolfgang Rauball arranges for financing for business enterprises, primarily public companies engaged in the mineral industry. In 1993, Wolfgang Rauball was convicted by a German court of negligently causing the bankruptcy of a German subsidiary of a Canadian company. Mr. Rauball was a managing director of the Canadian company. Beginning in 1987, he was involved in a contest for control of the Canadian company. During the contest, the German subsidiary used some of its capital to purchase restricted securities of an unrelated company, which purchase caused the German subsidiary to become insolvent from a balance sheet point of view. Prior to being able to solve the problem, Mr. Rauball was deprived of his ability to participate in management of the Canadian company (his right to participate in management was subsequently restored by the British Columbia Securities Commission in Canada). German law is very strict in this regard and generally holds managing directors of parent companies responsible for either infusing additional funds to make the subsidiary solvent or making the appropriate bankruptcy filings on behalf of the subsidiary, neither of which was done in this case. The German court held that Mr. Rauball was negligent in participating in the original stock purchase by the German subsidiary. Mr. Rauball received a suspended sentence and a monetary fine of approximately $70,000. This type of activity is not a crime in either the United States or Canada, where Mr. Rauball then resided, and therefore, the board of directors of the Company does not feel that this matter compromises in any way the value of Mr. Rauball's services.

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

     Dr. Gregory P. Fontana is a director of the Company. He is currently an attending cardiothoracic surgeon at Brotman Medical Center and Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California followed by ten years of post graduate training at Duke University and University of California at Los Angeles. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine and he has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and bibliographies. He is currently a consultant to Heartport, Inc., Redwood City, California.

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

     Andrew K. Andraczke, vice-president and secretary, and a member of the management committee of Pol-Tex Methane, is responsible for business development and coordination of administrative, legal, and political aspects of the venture in Poland. He also directs computer operations and system support for exploration and production.

     Mr. Andraczke holds B.Sc., M.Sc., and Ph.D degrees in computer science and application from Computer Science Institute of Polytechnical University in Warsaw where he also taught as an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976 where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations.

     In 1976, he moved from Poland to accept consulting contracts in France and the United States. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Kansas Oil Consolidated in Tulsa, John W. Mecom Company in Houston, InteResources Group, Inc. in Houston, and British Sulphur Corporation in London, performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U. S., Mexico, and Egypt.

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

     J. Toni Preuss serves on the executive committee of the Company and has been the managing director of GlobeGas, a Company subsidiary, since November 1995. Since 1970, he has been a representative of Idua Nova Insurance Company in Hamburg, Germany, specializing in investment strategies. In 1980, he established his own Sports Marketing Agency and Services Company which has an international reputation and operations in Russia, Czech Republic, Holland, Switzerland, and Turkey. He is the personal financial advisor for several international soccer players and coaches.

SPECIAL CONTROL STATUS OVER THE ACCOUNTS OF GLOBEGAS

     In connection with obtaining a loan for $1,800,000 in March of 1997, the Company was required to grant Herb Zimmer approval over expenditures by GlobeGas (the Company's main operating subsidiary). Mr. Zimmer still retains such control despite repayment of the loan and therefore is deemed to be a control person by the Company.

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

                                                     SUMMARY COMPENSATION TABLE
                                                                 Long Term Compensation
                                                           -----------------------------------

                                   Annual Compensation              Awards            Payoffs
                                -------------------------  ------------------------   --------
                                                   Other
                                                   Annual                                        All Other
                                                  Compen-      Restricted             LTIP       Compen-
      Name and                                     sation      Stock       Options/   Payouts    sation
 Principal Position      Year   Salary($)         Bonus($)     Awards($)   SARs(#)     ($)       ($)
--------------------   -------- -------------   ------------   ----------  --------  --------    ---------
 President

      Paul Hinterthur    1996   $ 27,000
                         1995   $      0
                         1994   $      0

      Merlin V. Fish     1996   $      0
                         1995   $115,693
                         1994   $724,869(1)

      Rolf Schlegel      1996   $      0
                         1995   $      0
                         1994   $194,000

[FN]
(1) This includes amounts paid to MSA Mesa, which the Company believes Mr. Fish may be deemed to have controlled at the time, although Mr. Fish has disclaimed beneficial ownership of this entity. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Relationship With Merlin V. Fish, Former President of the Company.")

     The following table sets forth the information concerning the options exercised by the named executive officers during the fiscal year ended December 31, 1996, and the value of unexercised options as of December 31, 1996.

        (a)                 (b)                  (c)                (d)                (e)
                                                                 Number of
                                                                 Securities          Value of
                                                                 Underlying        Unexercised
                                                                Unexercised        In-the-Money
                                                              Options/SARs at    Options/SARs at
                                                                 FY End (#)         FY End ($)
                      Shares Acquired                           Exercisable/       Exercisable/
       Name           on Exercise (#)    Value Realized ($)    Unexercisable      Unexercisable
------------------    ---------------    ------------------   ---------------    ---------------
Merlin V. Fish        41,667(1)         $146,000              0/0                N/A

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


                        ITEM 11.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 14, 1997, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

                                     Common        Preferred     Warrants and
Name of Person or Group(1)           Stock         Stock(2)      Options(3)       Percent(4)
--------------------------        ----------      -----------    ------------     ----------
Principal Shareholders:
Chemilabco, B.V.                  12,500,000             0                0         24.8%
World Trade Center
Amsterdam Netherlands

Crawford                           3,000,000             0                0          5.9%
Middle & Eggmont Street
Kingston, St. Vincent,
Grenada

Dobbins Capital Corporation        1,022,500       429,167        1,880,833          7.1%
Dobbins Partners LP
2651 North Harwood
Suite 500
Dallas, Texas 75201

Dr. Martin Schuepbach(5)             772,500       429,167        1,880,833          6.6%
2651 North Harwood
Suite 120
Dallas, Texas 75201

Mempo Trust                          705,000       391,666        1,488,334          5.6%
2651 North Harwood
Suite 260
Dallas, Texas 75201

Directors and Controlling
Persons:

Dr. Reinhard Rauball(6)            1,000,000             0          250,000          2.5%

Wolfgang Rauball(7)                1,600,000             0           50,000          3.3%

Paul Hinterthur(8)                   100,000             0          200,000          0.6%

Dr. Gregory P. Fontana                     0             0          100,000          0.2%

Dr. Hans Fischer                           0             0          100,000          0.2%

Hank Blankenstein                          0             0          200,000          0.4%

Herb Zimmer (9)                    1,552,630             0                0          3.2%
                                   ---------     ---------        ---------         -----
All Officers, Directors, and
Controlling Persons                4,252,630             0          900,000         10.3%
as a Group (7 Persons)


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

(4) The percentage indicated represents the number of shares of Common Stock held by the indicated shareholder divided by the 50,496,492 shares of Common Stock issued and outstanding as of May 12, 1997, for those shareholders holding only Common Stock; assumes the conversion by the individual shareholder of the Preferred Stock held (on a two-for-one basis) and a corresponding increase in the number of shares of Common Stock issued and outstanding for those shareholders holding Preferred Stock; and assumes the exercise by the individual shareholder of options and/or warrants held by that shareholder and the corresponding increase in the issued and outstanding Common Stock for those shareholders holding options or warrants.

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

(9) 852,630 of the shares of common stock listed are held by an affiliate of Mr. Zimmer.

TERMS OF PREFERRED STOCK

     There are 2,391,968 shares of the Company's 1995 Preferred Stock issued and outstanding. The 1995 Preferred Stock votes as a class with the common stock, except to the extent required otherwise by the laws of the state of Utah. The holders of the 1995 Preferred Stock are entitled to dividends in the amount of $0.05 per share per annum, payable 30 days after the end of each calendar year, with the first payment to be made on January 31, 1996. During 1996, the Company paid dividends of $120,000 with respect to the 1995 Preferred Stock. The Company is prohibited from paying dividends with respect to any other class of security until such time as all accrued dividends have been paid. Each share of 1995 Preferred Stock is convertible into two shares of common stock at the election of the holder. If not otherwise converted, the 1995 Preferred Stock automatically converts two years after the date of issuance. The Company has the right to redeem the 1995 Preferred Stock on not less than 30 days written notice at a price of $36.84 per share, plus any accrued but unpaid dividends.

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

ACQUISITIONS

Energy Global

     The Company issued 14,494,772 shares of common stock to acquire all of the issued and outstanding stock of Energy Global, which had been formed as a holding company for GlobeGas, an operating entity in which it held a minority interest. In connection with this share exchange, Dr. Reinhard Rauball and Wolfgang Rauball, affiliates of Energy Global, became controlling stockholders and executive officers and directors of the Company. (See Note 1 to the Financial Statements.)

     The agreement with Energy Global required that the Company complete a stock consolidation of one share for each twenty-four shares previously issued and outstanding, reducing the prior shareholders' interest to approximately 10%. Thus the former shareholders of Energy Global, including Dr. Reinhard Rauball and Wolfgang Rauball, became the controlling persons of the Company. Mr. Fish and Mr. Burdge of the United States continued to act as officers and directors until December of 1995. All of the current officers and directors of the Company have been appointed by the foreign shareholders. (See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")

GlobeGas

     The original asset of Energy Global was a 16% minority interest in GlobeGas, a Netherlands corporation that held joint venture concessions in Poland. (GlobeGas was an 85% partner with a formerly state owned Polish coal company and held three different concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company delivered $3,380,963.00 in cash in exchange for additional interests in GlobeGas which raised the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,983,487 shares of restricted common stock, and the issuance of 2,391,968 shares of newly created preferred stock (the "1995 Preferred Stock"), convertible at the rate of two shares of common stock for each share of 1995 Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. (See Note 2 to the Financial Statements.)

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

     The 12,500,000 shares of common stock were issued to Chemilabco in exchange for services which it had previously provided to the Company and Danube, participation rights held by Chemilabco, $500,000 in funding it had previously provided to Danube, and the commitment to arrange for an additional $3,500,000 in financing for the Company. The financing commitment was reduced to $2,200,000 (which the Company has received in the form of convertible debentures), although the number of shares issued to Chemilabco was not correspondingly reduced. A fee of $200,000 was paid to Herbert Zimmer in connection with this transaction. (See discussion below under "Other Relationships With European Consultants and Shareholders.") The $2,200,000 indebtedness was converted into 852,630 shares of common stock in April of 1997. (See Item 6.)

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

     Herbert Zimmer, a certified accountant, holds 700,000 shares of common stock and represents some of the Company's shareholders and debenture holders. Mr. Zimmer has from time to time assisted the Company in completing its internal accounting. Mr. Zimmer has received $70,000 as compensation for those services. In addition, Mr. Zimmer was paid a fee of $200,000 in connection with the issuance by the Company of $2,200,000 in convertible debentures. Mr. Zimmer also provided a short-term loan to the Company of $1,800,000 in March of 1997, which has subsequently been repaid. As a result of this transaction, an employee of Mr. Zimmer was placed on the checking account of GlobeGas, the principal operating subsidiary of the Company, and Mr. Zimmer has approval over the expenditures. Mr. Zimmer has been treated as a control person by the Company as a result of this relationship.

     Ostrov Resources Ltd., a Canadian company and a shareholder of the Company, originally held the rights to participate in the Polish concession and purchase shares in GlobeGas. Ostrov provided approximately $500,000 in funding pursuant to those original agreements but subsequently assigned all its rights to Energy Global. Ostrov has also assisted the Company with short terms loans. Wolfgang Rauball has longtime business ties with Ostrov.

     The Company has received significant loans from Oxbridge Limited, the parent of Chemilabco, the largest single shareholder of the Company. As of December 31, 1996, the Company owed $1,750,000 to Oxbridge Limited.

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

LOAN TRANSACTIONS

     The Company has funded its operating requirements in part from funds advanced from related parties. As of December 31, 1996, the Company owed an aggregate of approximately $5,959,936 to such related parties. These advances were evidenced by promissory notes that were due on demand and that bear interest of 10% per annum. The due dates of these loans has recently been extended to December 31, 1999, and are secured by shares of Pol-Tex Methane Sp.z.o.o.


                                    PART IV


                   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

               SEC
Exhibit     Reference
Number       Number                      Title of Document                            Location
-------     ---------    ---------------------------------------------------    ----------------------
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

   6           (3)       Designation of Rights Privileges and Preferences       Report on Form 8-K
                         of 1996 Series Preferred Stock                         dated July 12, 1996,
                                                                                Exhibit No. 1*


   7           (3)       Articles of Share Exchange                             Report on Form 8-K
                                                                                dated August 3, 1994,
                                                                                Exhibit No. 6*

   8           (4)       Warrant Agreement dated July 12, 1996, with            Report on Form 8-K
                         Danube shareholders                                    dated July 12, 1996,
                                                                                Exhibit No. 2*

   9           (4)       Registration Rights Agreement dated July 12, 1996,     Report on Form 8-K
                         with Danube shareholders                               dated July 12, 1996
                                                                                Exhibit No. 3*

   10          (4)       Option granted to the Trustees of the Estate of        Annual Report on
                         Bernice Pauahi Bishop                                  Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 10*

   11          (4)       Registration Rights Agreement by and among             Annual Report on
                         EuroGas, Inc., and Kukui, Inc., and the Trustees of    Form 10-K for the
                         the Estate of Bernice Pauahi Bishop                    fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 11*

   12          (4)       Convertible Debenture issued to Lux Immobilien         Annual Report on
                         for $2,200,000                                         Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 12*

   13          (4)       Option issued to OMV Aktiengesellschaft to acquire     This Filing
                         up to 2,000,000 shares of restricted common stock

   14          (10)      Agreement in Principle between EuroGas, Inc.,          Annual Report on
                         and Chemilabco B.V., dated June 1996,                  Form 10-K for the
                         as amended November 1996                               fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 13*

   15          (10)      1996 Stock Option and Award Plan                       Annual Report on
                                                                                Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 14*

   16          (10)      Settlement Agreement by and among Kukui, Inc., and     Annual Report on
                         Pol-Tex Methane, sp z.o.o., McKenzie Methane           Form 10-K for the
                         Rybnik, McKenzie Methane Jastrzebie, GlobeGas,         fiscal year ended
                         B.V. (formerly known as McKenzie Methane Poland,       December 31, 1995,
                         B.V.), and the Unsecured Creditors' Trust of the       Exhibit No. 15*
                         Bankruptcy Estate of McKenzie Methane Corporation

   17          (10)      Employment Agreement with Martin A. Schuepbach         Report on Form 8-K
                         dated July 12, 1996                                    dated July 12, 1996,
                                                                                Exhibit No. 6*

   18          (10)      General Agreement governing the operation of           Report on Form 8-K
                         McKenzie Methane Poland, B.V.                          dated August 3, 1994,
                                                                                Exhibit No. 2*

   19          (10)      Concession Agreement between Ministry of               Annual Report on
                         Environmental Protection, Natural Resources, and       Form 10-K for the
                         Forestry and Pol-Tex Methane Ltd.                      fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 18*

   20          (10)      Association Agreement between NAFTA a.s. Gbely         Annual Report on
                         and Danube International Petroleum Company             Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 19*

   21          (10)      Agreement between Moravske' Naftove' Doly a.s.         Annual Report on
                         and Danube International Petroleum Company             Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 20*

   22          (10)      Option to purchase shares of Northampton, Inc., in     Report on Form 8-K
                         the name of Jill S. Holt                               dated August 3, 1994,
                                                                                Exhibit No. 3*

   23          (10)      Form of Convertible Debenture                          Report on Form 8-K
                                                                                dated August 3, 1994,
                                                                                Exhibit No. 7*

   24          (10)      Form of Promissory Note, as amended, with attached     Annual Report on
                         list of holders                                        Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 23*

   25          (10)      Amendment #1 to the Association Agreement Entered      This Filing
                         on 13th July 1995, between NAFTA a.s. Gbely and
                         Danube International Petroleum Company

   26          (10)      Initial Agreement between Belmont Resources, Inc.,     This Filing
                         EuroGas Incorporated, and Danube International
                         Petroleum Company dated April 21, 1997

   27          (10)      Letter of Intent by and between Polish Oil and Gas     This Filing
                         Company and Pol-Tex Methane, dated April 28, 1997

   28          (21)      Subsidiaries                                           Annual Report on
                                                                                Form 10-K for the
                                                                                fiscal year ended
                                                                                December 31, 1995,
                                                                                Exhibit No. 24*

   29          (27)      Financial Data Schedule                                This Filing

[FN]
*Incorporated by reference

REPORTS ON FORM 8-K

     The Company did not file a report on Form 8-K during the quarter ended December 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   EUROGAS, INC.


Dated:  May 16, 1997               By     /s/ Paul Hinterthur
                                     --------------------------------------
                                     Paul Hinterthur, President
                                     (Principal Executive Officer)


Dated:  May 16, 1997               By     /s/ Hank Blankenstein
                                     --------------------------------------
                                     Hank Blankenstein, Secretary/Treasurer
                                     (Principal Financial and Accounting
                                     Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  May 16, 1997               By     /s/ Reinhard Rauball
                                     --------------------------------------
                                     Dr. Reinhard Rauball, Director


Dated:  May 16, 1997               By     /s/ Paul Hinterthur
                                     --------------------------------------
                                     Paul Hinterthur, Director


Dated:  May      , 1997            By
            -----                    --------------------------------------
                                     Dr. Gregory P. Fontana, Director


Dated:  May      , 1997            By
            -----                    --------------------------------------
                                     Dr. Hans Fischer, Director


Dated:  May 16, 1997               By     /s/ Hank Blankenstein
                                     --------------------------------------
                                     Hank Blankenstein, Director



EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)









REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
AND
FINANCIAL STATEMENTS








December 31, 1996 and 1995

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)


TABLE OF CONTENTS

                                                               Page
     Report of Independent Certified Public Accountants         F-2

     Consolidated Balance Sheets--December 31, 1996
        and 1995                                                F-4

     Consolidated Statements of Operations for the Years
       Ended December 31, 1996, 1995 and 1994 and for the
       Cumulative Period from June 7, 1991 (Date of Inception)
       Through December 31, 1996                                F-6

     Consolidated Statements of Stockholders' Equity (Deficit)
      for the Period June 7, 1991 (Date of Inception) Through
      December 31, 1993 and for the Years Ended December
      31, 1994, 1995 and 1996                                   F-7

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994 and for the
      Period June 7, 1991 (Date of Inception) Through
      December 31, 1996                                         F-9

     Notes to Consolidated Financial Statements                 F-11

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
(801) 532-2200   Fax (801) 532-7944
345 East 300 South, Suite 200
Salt Lake City, Utah 84111-2693
 Member of AICPA Division of Firms
Member of SECPS
Member of Summit International Associates

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Eurogas, Inc.

We have audited the accompanying consolidated balance sheets of Eurogas, Inc. (a Utah corporation) and Subsidiaries (an exploration enterprise in the development stage, referred to herein as "the Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996, and for the cumulative period from June 7, 1991 (date of inception) through December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Globegas B.V. and subsidiaries, a wholly-owned subsidiary, as of December 31, 1995, for the years ended December 31, 1995 and 1994 and for the cumulative period from June 7, 1991 (date of inception) through December 31, 1995, included in the period from June 7, 1991 (date of inception) through December 31, 1996, which statements reflect total assets of $7,569,422 as of December 31, 1995, and net loss of $2,210,336 and $2,204,283, respectively for each of the two years in the period ended December 31, 1996 and $10,246,293 for the cumulative period from June 7, 1991 through December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us and included an explanatory paragraph describing conditions which raised substantial doubt about the ability of Globegas B.V. to continue as a going concern. Our opinion, insofar as it relates to the amounts included for Globegas B.V. and subsidiaries, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements of Eurogas, Inc. and Subsidiaries referred to above present fairly, in all material respects, the financial position of Eurogas, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, and for the cumulative period from June 7, 1991 (date of inception) through December 31, 1996 in conformity with generally accepted accounting principles.
(Continued)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
(CONTINUED)


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

Salt Lake City, Utah
May 15, 1997

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
CONSOLIDATED BALANCE SHEETS


ASSETS
                                                        December 31,
                                                   1996             1995
                                              -------------    ------------
Current Assets
     Cash and cash equivalents                $     642,605    $     72,212
     Other receivables                              122,047          19,691
     Other current assets                             4,942          11,810
                                              -------------    ------------
          Total Current Assets                      769,594         103,713

Property and Equipment
     Mineral interests in unproved
       properties, net of valuation
       allowance                                 14,252,754       7,037,244
     Other property and equipment                 2,423,039       2,393,611
                                                 16,675,793       9,430,855
     Less: accumulated depreciation               (2,144,11)     (1,955,074)
                                              -------------    ------------
          Net Property and Equipment             14,531,680       7,475,781

Goodwill, net                                        14,319          19,862

Deposits and Long-Term Prepayments                  586,546          81,011
                                              -------------    ------------
Total Assets                                  $  15,902,139    $  7,680,367
                                              =============    ============

(Continued)


The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                        December 31,
                                                   1996            1995
                                              ------------     ------------
Current Liabilities
     Accounts payable                         $   1,389,859    $    327,193
     Accrued expenses                             2,659,721       1,890,779
     Accrued taxes                                  911,051         911,051
     Notes payable - current portion              3,688,788       2,047,696
     Notes payable to related parties -
       current portion                            1,062,091       1,434,904
                                              -------------    ------------
          Total Current Liabilities               9,711,510       6,611,623

Long-Term Debt
     Notes payable                                5,733,702       1,000,000
     Notes payable to related parties             4,897,845       3,011,750
                                              -------------    ------------
     Total Long-Term Debt                        10,631,547       4,011,750

Minority Interest                                   950,000            -

Stockholders' Deficit
     Preferred stock, $.001 par value,
       3,641,968 shares and 2,391,968
       shares authorized, issued and
       outstanding                                    3,642           2,392
     Common stock, $.001 par value,
       325,000,000 shares authorized,
       49,143,862 shares and 32,974,033
       shares issued and outstanding                 49,144          32,974
     Additional paid-in capital                  14,842,922      10,895,071
     Cumulative foreign currency translation
       adjustment                                   (14,749)        (14,749)
     Deficit accumulated during the
       development stage                        (20,271,877)    (13,858,694)
                                              -------------    ------------
          Total Stockholders' Deficit            (5,390,918)     (2,943,006)

Total Liabilities and Stockholders' Deficit   $  15,902,139    $  7,680,367
                                              =============    ============

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Cumulative
                                                                       Period from June 7,
                                                                       1991 (Date of
                                       For the Years Ended             Inception) through
                                           December 31,                December 31,
                                 1996          1995         1994           1996
                              ------------  ----------- ------------   ------------
Revenues                      $      -      $      -     $      -      $       -

Operating Expenses
  Impairment of mineral
   interests in property             -             -            -           969,101
  Depreciation and valuation
    allowance                     132,459       480,999      619,913      2,095,879
  General and administrative    4,739,380     3,528,114    2,666,204     13,686,114
                              -----------   -----------  -----------   ------------
   Total Operating Expenses     4,871,839     4,009,113    3,286,117     16,751,094
                              -----------   -----------  -----------   ------------
Other Income (Expenses)
  Interest income                  18,588         9,580       19,251        298,842
  Interest expense             (1,057,039)     (644,991)    (372,815)    (2,333,642)
  Exchange gains (losses),
  net                            (401,141)      (81,213)      95,374       (550,298)
  Other income                     48,840        16,184         -            65,024
                              -----------   -----------  ------------  ------------
   Other Income (Expenses)     (1,390,752)     (700,440)    (258,190)    (2,520,074)
                              -----------   -----------  ------------  ------------
Loss Before Income Taxes       (6,262,591)   (4,709,553)  (3,544,307)   (19,271,168)

Benefit from (Provision For)
 Income Taxes                        -          468,148     (155,132)      (763,941)
                              -----------   -----------  ------------  ------------
Net Loss                       (6,262,591)   (4,241,405)  (3,699,439)   (20,035,109)
Dividends Applicable to
 Preferred Shares                 150,592        86,176         -           236,768
                              -----------   -----------  -----------   ------------
Net Loss Applicable to
 Common Shares                $(6,413,183)  $(4,327,581) $(3,699,439)  $(20,271,877)
                              ===========   ===========  ===========   ============
Net Loss Per Common Share     $     (0.16)  $     (0.13) $     (0.15)  $      (0.78)
                              ===========   ===========  ===========   ============
Weighted Average Number
 of Common Shares Used
 In Per Share Calculation      41,059,000    32,459,436   25,249,825     26,018,412
                              ===========   ===========  ===========   ============

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Cumulative  Deficit
                                                                                          Foreign     Accumulated   Total
                                     Preferred Stock        Common Stock      Additional  Currency    During the    Stockholders'
                                  --------------------  --------------------  Paid-In     Translation Development   Equity
                                    Shares     Amount     Shares     Amount   Capital     Adjustment  Stage         (Deficit)
                                  ----------  --------  ----------  --------  ----------  ----------- -----------   ------------
Balance at June 7, 1991
 (Date of Inception)                    -     $  -            -     $  -      $      -    $     -     $       -     $       -

Cash contributed as capital
 investment without issuance
 of stock, prior to March 1992          -        -            -        -        3,675,264       -             -        3,675,264
Issuance of common and preferred
 stock, $0.00 pershare, for cash,
 July 1992                         2,391,968    2,392   14,494,772   14,495         6,233       -             -           23,120
Issuance of common stock for
 cash, $1.34 per share,
 September 24, 1993                     -        -       2,983,487    2,983     3,997,017       -             -        4,000,000
Foreign currency translation
 adjustment                             -        -            -        -             -        16,181          -           16,181
Net loss for the period from
 date of inception through
 December 31, 1993                      -        -            -        -             -          -       (5,831,674)   (5,831,674)
                                   ---------   ------   ----------  -------   -----------   --------  ------------   -----------
Balance December 31, 1993          2,391,968    2,392   17,478,259   17,478     7,678,514     16,181    (5,831,674)    1,882,891
Issuance of common stock upon
 reorganization with Northampton,
 Inc. $0.00 per share, August 3,
 1994                                   -        -       2,844,055    2,844        (1,858)      -             -              986
Issuance of common stock upon
 acquisition of Energy Global
 A.G., $0.00 per share,
 August 2, 1994                         -        -         217,043      217           493       -             -              710
Issuance of common stock,
 for cash, $0.16 per share,
 August 2, 1994                         -        -      10,377,189   10,377     1,450,028       -             -        1,460,405
Issuance of common stock for
 compensation to officer, $0.24
 per share, August 3, 1994              -        -       1,015,768    1,016       242,768       -             -          243,784
Foreign currency translation
 adjustment                             -        -            -        -             -       (30,930)         -          (30,930)
Net loss                                -        -            -        -             -          -       (3,699,439)   (3,699,439)
                                   ---------   ------   ----------  -------   -----------   --------   -----------   -----------
Balance - December 31, 1994        2,391,968    2,392   31,932,314   31,932     9,369,945    (14,749)   (9,531,113)     (141,593)

Issuance of common stock upon
 exercise of stock options for cash,
 $0.24 per share, various dates         -        -         157,793      158        38,648       -             -           38,806
Issuance of common stock for
 compensation to officer upon
 exercise of stock option, April
 13, 1995, $0.00 per share              -        -          41,667       42         9,958       -             -           10,000
Distribution to two shareholders
 April 12, 1995                         -        -            -        -       (1,150,000)      -             -       (1,150,000)
Issuance of common stock for cash and
 conversion of a $1,671,567 debenture,
 $3.12 per share, net of $75,546
 offering costs, July 3, 1995           -        -         842,259      842     2,626,520       -             -        2,627,362
Dividends on preferred shares           -        -            -        -             -          -          (86,176)      (86,176)
Net loss                                -        -            -        -             -          -       (4,241,405)   (4,241,405)
                                   ---------   ------   ----------  -------   -----------   --------  ------------   -----------
Balance - December 31, 1995        2,391,968   $2,392   32,974,033  $32,974   $10,895,071   $(14,749) $(13,858,694)  $(2,943,006)
(Continued)

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Continued)

                                                                                          Cumulative  Deficit
                                                                                          Foreign     Accumulated   Total
                                     Preferred Stock        Common Stock      Additional  Currency    During the    Stockholders'
                                  --------------------  --------------------  Paid-In     Translation Development   Equity
                                    Shares     Amount     Shares     Amount   Capital     Adjustment  Stage         (Deficit)
                                  ----------  --------  ----------  --------  ----------  ----------- -----------   ------------
Balance - December 31, 1995       2,391,968   $2,392    32,974,033  $32,974   $10,895,071 $(14,749)   $(13,858,694) $(2,943,006)

Issuance of common stock for
 cash,$2.78 per share, June 20,
 1996                                  -        -           18,912       19         6,789     -               -           6,808

Issuance of common stock upon
 conversion  of debentures, $2.96
 per share, March and July, 1996       -        -        1,128,917    1,129     3,340,621     -               -       3,341,750

Issuance of common stock as
 settlement costs, $4.58 per share     -        -           22,000       22       100,678     -               -         100,700

Issuance of preferred and common
 stock for purchase of subsidiary
 $0.03 per share, July 3, 1996    1,250,000    1,250    15,000,000   15,000       499,763     -               -         516,013

Dividends on preferred shares          -        -             -        -             -        -           (150,592)    (150,592)

Net loss for the year ended
 December 31, 1996                     -        -             -        -             -        -         (6,262,591)  (6,262,591)
                                  ---------   ------    ----------  -------   ----------- --------    ------------  -----------
Balance - December 31, 1996       3,641,968   $3,642    49,143,862  $49,144   $14,842,922 $(14,749)   $(20,271,877) $(5,390,918)
                                  =========   ======    ==========  =======   =========== ========    ============  ===========

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Cumulative
                                                                              Period from June 7,
                                                                              1991 (Date of
                                                For the Years Ended           Inception) through
                                                    December 31,              December 31,
                                           1996         1995        1994          1996
                                       -----------  -----------  -----------  ------------
Cash Flows From Operating Activities:
 Net loss                              $(6,262,591) $(4,241,405) $(3,699,439) $(20,035,109)
 Adjustments to reconcile
  net loss to cash
  provided by operating
  activities:
   Impairment of mineral
    interests in properties                   -            -            -          969,101
   Depreciation and amortization           132,458      480,999      619,913     2,095,878
   Compensation paid with
    issuance of common stock               351,808       10,000      243,784       605,592
     Exchange (loss) gain                 (401,141)     (81,213)      95,374      (550,298)
     Changes in assets and
      liabilities, net of asseets
      acquired:
       Receivables                         (97,595)      11,155       10,100        24,398
       Accounts payable                   (210,990)     177,508      (40,618)      184,680
       Accrued liabilities               2,468,676    1,746,946      181,104     4,587,217
       Income tax payable                     -        (468,938)     154,656       762,675
       Other                                33,903        9,200      (13,797)      (92,544)
                                       -----------  -----------  -----------  ------------
     Net Cash Used in
      Operating Activities              (3,985,472)  (2,355,748)  (2,448,923)  (11,448,410)
                                       -----------  -----------  -----------  ------------
Cash Flows From Investing Activities
  Purchases of mineral
   interests in properties              (3,335,616)  (1,261,295)  (1,650,424)   (11,341,961)
  Purchases of property and
   equipment                               (32,726)     (33,029)    (204,149)   (2,426,337)
  Acquisitions of subsidiaries,
   net of cash acquired                    181,743         -           3,350       185,093
  Increase in deposits and
   prepayments                            (540,000)        -            -         (540,000)
                                       -----------  -----------  -----------  ------------
     Net Cash Used In
      Investing Activities              (3,726,599)  (1,294,324)  (1,851,223)  (14,123,205)
                                       -----------  -----------  -----------  ------------
Cash Flows From Financing Activities
  Proceeds from issuance of
   debt - related parties                4,542,487    3,398,854    3,541,802    14,874,010
   Repayment of debt -
    related parties                     (1,002,026)  (2,293,898)    (187,345)   (4,927,441)
   Proceeds from issuance
    of debt                              4,846,995    1,245,196      173,929     7,837,526
   Principal payments on debt              (80,123)    (397,500)        -       (1,390,429)
   Proceeds from issuances of
    common stock                             6,808      974,060    1,460,765    10,116,537
   Dividends paid on preferred            (120,000)        -            -         (120,000)
    stock
                                       -----------  -----------  -----------  ------------
     Net Cash Provided By
      Financing Activities               8,194,141    2,926,712    4,989,151    26,390,203
                                       -----------  -----------  -----------  ------------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents               88,323       (2,253)     (57,386)     (175,983)

Net Increase (Decrease) in
 Cash and Cash Equivalents                 570,393     (725,613)     631,619       642,605

Cash and Equivalents at
 Beginning of Period                        72,212      797,825      166,206          -
                                       -----------  -----------  -----------  ------------
Cash and Equivalents at
 End of Period                         $   642,605  $    72,212  $   797,825  $    642,605
                                       ===========  ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                              For the Cumulative
                                                                              Period from June 7,
                                                                              1991 (Date of
                                                For the Years Ended           Inception) through
                                                    December 31,              December 31,
                                           1996         1995        1994          1996
                                       -----------  -----------  -----------  ------------
Supplemental Disclosure of
 Cash Flow Information
   Cash paid for interest              $    97,162  $     8,025  $    22,698  $    127,885
Cash paid for income taxes                    -            -            -             -


Supplemental Schedule of Noncash Investing and Financing Activities

During 1995, common stock of the Company was issued upon conversion of a $1,671,567 convertible debenture along with accrued interest in the amount of $20,541. Notes payable of $1,150,000 were issued to two shareholders as a distribution from equity. The notes were immediately repaid.

During 1996, 1,128,917 shares of common stock were issued upon converstion of $4,091,750 of note payables and related interest. The company purchased all of the common stock of Danube International Petroleum Company for $600,000. In conjunction with the acquisition, liabilities were incurred and preferred and common stock was issued as follows:

   Fair value of assets acquired         $ 4,999,405
   Liabilities assumed                      (433,392)
   Amount due to sellers                  (2,500,000)
   Minority interest recognized             (950,000)
   Common and preferred stocks issued       (516,013)
                                         -----------
   Cash paid for common stock                600,000

   Less cash acquired                       (781,743)
                                         -----------
   Net cash received                     $  (181,743)
                                         ===========

The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
(An Exploration Enterprise in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization--Globegas B.V. was formed as McKenzie Methane Poland B.V. on June 7, 1991 under the laws of the Netherlands. Its name was changed to Globegas B.V. (Globegas) on August 25, 1995. Upon its formation, Globegas entered into three joint venture agreements with the Polish Ministry of Environmental Protection of Natural Resources and Forestry whereby
Globegas obtained an interest in three 35 year coal bed methane gas concessions located in the Upper Silesian Coal Fields of Poland.
Beginning in August 1994, Globegas entered into reorganization transactions with Eurogas, Inc. and Energy Global A.G. whereby
Globegas was reorganized into Eurogas, Inc., as described in Note 2.
In August 1996, Eurogas, Inc. acquired Danube International Petroleum Company, Inc. and thereby obtained an interest in natural gas properties in Slovakia and the Czech Republic.

Principles of Consolidation--The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries and joint ventures, including Danube International Petroleum Company which was acquired in July 1996 (See Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Condition--The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, at December 31, 1996, current liabilities exceeded current assets by $8,941,916 and the Company has incurred losses of $20,271,877 since its inception in June, 1991, and the Company had a stockholders' deficit of $5,390,918. As a development stage enterprise, the Company's activities have been limited to exploration activities with no identified proven reserves nor any production of methane gas to date. Realization of the amounts included in gas properties is dependent on the Company identifying and developing sufficient quantities of proven and probable reserves of methane gas. If exploration activities prove to be unsuccessful, all or a portion of the mineral interests in unproved properties will be charged to operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue, the Company will need to obtain additional financing sufficient to meet the short and long term obligations of the Company and to fund the exploration and development of reserves of methane and natural gas, if any, on concessions and licenses currently held by the Company. Management plans to obtain needed financing through issuance of equity and debt securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses duringthe reporting period. Actual results could differ from those estimates.

Exploration Stage Activities--Since its formation, the Company's oil and gas activities have consisted of the acquisition of unproved and undeveloped mineral interests and of exploratory drilling. At December 31, 1996, the Company has not identified any proven reserves associated with its mineral interests in gas properties and is therefore considered to be in the exploration stage for purposes of its oil and gas operations. However, it is considered a development stage enterprise for financial reporting purposes.

Inventory--Inventories, consisting primarily of materials and supplies, are stated at the lower of cost or market, cost being determined by the average cost method.

Mineral Interests in Properties--The full cost method of accounting is used to account for mineral interests in properties. Under this method all costs incidental to the acquisition, exploration, and development of gas properties are capitalized. These costs include costs of drilling and equipping wells, as well as directly related overhead costs which include the costs of Company owned equipment. Costs of unproved properties are assessed periodically and any resulting provision for impairment which is required is charged to operations. All capitalized costs of gas properties, including the estimated future costs to develop proved reserves, if found, will be amortized using the units-of-production method.

Other Property and Equipment--Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized. Depreciation of property is provided on a straight-line basis over the estimated useful lives, as follows: buildings--40 years; equipment--3 to 5 years. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $196.232, $480,999 and $619,913, respectively, of which $63,773 was capitalized in mineral interests in 1996.

Financial Instruments --The Company considers all highly-liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management at the time of the preparation of the financial statements.

The Company had cash in Polish banks in the amount of $63,385 at December 31, 1996 for which the Company would incur certain costs if the cash were to be transferred out of Poland.

Loss Per Share--Loss per share is calculated using the weighted average number of shares of common stock outstanding during each period with the exception that shares issued in the reorganization of Globegas into Eurogas have been presented as if they were outstanding for all periods presented. Common stock equivalents which would decrease the loss per share have not been included in the calculation of loss per share.

Foreign Currency Translation--Foreign currency exchange gains and losses have been reflected in the results of operations. Due to the highly-inflationary Polish economy in which the Polish subsidiaries operate, the financial statements of Globegas and its subsidiaries from inception through December
31, 1993 were prepared using the Dutch Guilder as the functional currency.
The consolidated balance sheets were then translated into U.S. dollars at the year-end rates of exchange and the consolidated statements of operations were translated at the weighted average exchange rates during each reporting period. The effects of translating the financial statements into U.S.
dollars were recorded as a separate component of stockholders' equity. The U.S. dollar became the functional currency of the Company and its subsidiaries beginning in 1994. Accordingly, the financial statements of foreign subsidiaries since 1994 have been measured in U.S. dollars using historical exchange rates and all resulting exchange gains and losses have been included in the results of operations.

Income Taxes--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards, computed at enacted tax rates when such amounts are expected to be realized or settled.

Effect of Recently Issued Financial Accounting Standards--In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which became effective for the Company in 1996. The statement requires the recognition of an impairment loss for long-lived assets when the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount. Measurement of the impairment loss is based on fair value of the asset. Prior to 1996, it has been the Company's policy to evaluate its assets for possible impairment and recognize an impairment loss if necessary. Accordingly, the impact of adoption of SFAS No. 121 in 1996 was not material to the consolidated financial statements of the Company.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which encourages the recognition of compensation from stock options granted to employees based on the fair value of the options at the grant dates. However, SFAS 123 permits the continued use of the intrinsic value method under APB Opinion 25, Accounting for Stock Issued to Employees and related Interpretations. The Company has continued to account for stock-based compensation in accordance with APB Opinion 25.


NOTE 2--BUSINESS ACQUISITIONS

Acquisition of Energy Global A.G. and Northampton, Inc.--Energy Global A.G.
(EGA), a Liechtenstein corporation, was formed May 16, 1994 for the purpose of investing in Globegas. From its formation through August 2, 1994, EGA issued common stock for $34,000, which it expended in its development stage activities, and borrowed $313,500, which it invested in Globegas. Northampton, Inc., a publicly held Utah corporation, was incorporated October 7, 1985. It had business activities in prior periods; however, all previous operations and assets were disposed of by August 2, 1994. On August 29, 1994, its name was changed to Eurogas, Inc. (Eurogas).

From August 2, 1994 through October 1995, Globegas and its stockholders entered into agreements to sell all of the outstanding capital stock of Globegas to EGA. The agreements ultimately resulted in 100 percent ownership of Globegas by EGA as of October 4, 1995. On August 3, 1994, Eurogas entered into an acquisition agreement to acquire all of EGA's capital stock. As a result of these agreements, between August 3, 1994 and September 22, 1995, Eurogas issued 17,478,259 shares of common stock and 2,391,968 shares of preferred stock to the Globegas stockholders and to entities which held options to acquire Globegas stock. Eurogas issued 217,043 shares of common stock in exchange for all of the EGA capital stock outstanding prior to the acquisition. EGA only had nominal net assets at August 3, 1994. In May 1995, Eurogas delivered and paid promissory notes to two Globegas stockholders totaling $1,150,000. These notes were issued and paid in connection with the acquisition and have been accounted for as distributions to those shareholders. In November 1996, Eurogas also issued 100,000 shares of common stock and options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share, based upon when the options are exercised, to settle a claim associated with Globegas at the date of the acquisition.

These transactions were accounted for as the reorganization of Globegas and the acquisition of EGA and Eurogas. Prior to the reorganization, Eurogas had 2,844,055 common shares issued and outstanding. In the reorganization, the assets and liabilities of EGA and Eurogas were recorded at their historical cost, which was considered to be their fair value because
EGA and Eurogas had no operations or material assets.

Legal and professional costs, in the amount of $27,714, were incurred in connection with the reorganization and have been recorded as goodwill. Goodwill is being amortized over a period of five years. The accompanying financial statements have been restated for all periods presented to reflect the preferred and common shares issued to the Globegas shareholders as a result of the reorganization. The operations of EGA and Eurogas have been included in the accompanying consolidated financial statements from the date of the reorganization. Operations of EGA and Eurogas were immaterial prior to the reorganization; therefore, pro forma operating information regarding the prior operations is not presented.

Acquisition of Danube International Petroleum Company, Inc.--On July 12, 1996, the Company completed an acquisition of Danube International Petroleum Company, Inc. and Subsidiaries (Danube). Danube is a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. All of the issued and outstanding common stock of Danube was acquired for $500,000 paid at closing, an obligation to pay $2,500,000 on or before December 31, 1996, 15,000,000 shares of the Company's common stock, 1,250,000 shares of a newly created 1996 Series preferred stock which is convertible into an aggregate of 2,500,000 shares of common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the date of the acquisition. The obligation for $2,500,000 was not paid by December 31, 1996 and is therefore in default. The acquisition of Danube was accomplished by Eurogas forming a wholly-owned subsidiary incorporated in Texas and Danube merging into the subsidiary.

The acquisition was accounted for under the purchase method of accounting, with the total purchase price being $3,616,013, determined primarily based upon the fair value of the mineral interests acquired. Accordingly, the preferred stock and common stock issued were assigned values of $73,716 and $442,297, respectively, which was equal to the par value of these shares. Goodwill was not recognized from the acquisition but the portion of the purchase price in excess of historical cost was allocated to the mineral interests in unproved properties. The operations of Danube have been included in the results operations from July 1, 1996. Summary pro forma results of operations for the years ended December 31, 1996 and 1995, assuming the acquisition occurred on January 1, 1995, are as follows (unaudited):

                                                  1996             1995
                                              ------------     ------------
     Revenues                                 $      -         $      -
     Net loss                                  (6,712,908)      (4,443,798)
     Net loss applicable to common shares      (6,894,750)      (4,592,474)
     Net loss per common share                      (0.14)           (0.10)

Acquisition of Remaining Interest in Pol-Tex Methane--On May 17, 1996 the Company acquired the remaining 15% interest in the Company's subsidiary, Pol-Tex Methane Co. Ltd., from the Polish Government for a cash payment of $25,000 and the release of the obligation of the Polish Government to fund development costs of the Concession.


NOTE 3--MINERAL INTERESTS IN UNPROVED PROPERTIES

The Company has gas properties located in Poland, Slovakia and the Czech Republic. At December 31, 1996, a determination was not made, nor has a determination been subsequently made, regarding the extent of any potential gas reserves. However, management has evaluated the unproved properties at December 31, 1996 and subsequently, and determined that recognition of impairment of those properties was not necessary. No production has been obtained from the unproved properties and, consequently, amortization of the cost of the properties has not begun. If and when proved reserves are determined to exist in commercial quantities, amortization of capitalized costs will be recognized under the units-of-production method. Due to drilling in certain areas for which the Company did not have its concession confirmed and currently has no rights to future production, impairment has been deemed to have occurred and a valuation allowance equal to the costs incurred for those areas has been recognized as a reduction in the carrying value of unproved properties and was expensed during the year ended December 31, 1993.

Costs incurred for mineral interests in gas properties consist of the following:

                                              Acquisition      Exploration
        Period Incurred                          Costs            Costs
   --------------------------                 -----------      -----------
   Period from June 7, 1991 to
     December 31, 1991                        $       -        $  1,292,720
   Year end December 31, 1992                         -           1,850,442
   Year end December 31, 1993                         -           1,951,464
   Year end December 31, 1994                         -           1,650,424
   Year end December 31, 1995                         -           1,261,295
   Year end December 31, 1996                    4,217,069        2,998,441
                                              ------------     ------------
                                              $  4,217,069     $ 11,004,786
                                              ============     ============

The Company had the following capitalized costs relating to gas properties at December 31:

                                                  1996            1995
                                              ------------    ------------
  Mineral interests in unproved properties    $ 15,221,855    $  8,006,345
  Less accumulated valuation allowance            (969,101)       (969,101)
                                              ------------    ------------
          Net Capitalized Costs               $ 14,252,754    $  7,037,244
                                              ============    ============

On March 24, 1997, the Company entered into an agreement with a subsidiary of Texaco to sell the Pol-Tex concession, the largest of the coal bed methane gas concession held by the Company, and substantially all of the Pol-Tex's other property and equipment related to the Pol-Tex concession to the Texaco subsidiary. The agreement also grants first right of refusal to the Texaco subsidiary to obtain a controlling interest in two other concessions in Poland that were then held by the Company. In exchange for the assets sold, the Company received a carried net profits interest in the Pol-Tex concession, which provides that the Company will be paid 14 to 20 percent of the net profits from the concession after deducting the Texaco subsidiary's capital and operating costs, based on production from the concession. The sale will be accounted for as a change in the nature of the interest held in the concession and the other assets and, accordingly, no gain or loss will be recognized from the transaction in 1997.


NOTE 4--OTHER PROPERTY AND EQUIPMENT

Other property and equipment consist of the following at December 31:

                                                  1996             1995
                                              ------------     ------------
   Land                                       $     17,725     $     13,449
   Buildings                                        92,914          240,991
   Drilling rigs and related equipment           2,312,400        2,139,171
                                              ------------     ------------
                                                 2,423,039        2,393,611
   Less:  Accumulated depreciation              (2,144,113)      (1,955,074)
                                              ------------     ------------
   Net Property and Equipment                 $    278,926     $    438,537
                                              ============     ============


NOTE 5--NOTES PAYABLE TO RELATED PARTIES

Loans from related parties at December 31, 1996 and 1995 were as follows:


                                                  1996             1995
                                              ------------     ------------
Loans from an officer and director who is
  acting as trustee on behalf of others,
  interest at 7.5%, due on demand and in
  1999, unsecured.                            $  1,405,439     $    428,294
Loan from a company associated with an
  officer and director,due in 1999 with
  interest at 7.5%, unsecured.                     269,643             -
Loan from an officer and director, due
  in 1999, interest at 7.5%, unsecured.          1,142,047          491,231
Loan from the spouse of an officer and
  director, due on demand, interest at
  7.5%, unsecured.                                    -              58,286
Loans from former officers, directors
  and employees, due on demand with
  interest at 10%, unsecured.                      290,206          457,093
Amount due to a former officer, due
  on demand with interest at 10%,
  unsecured.                                       652,601             -
7.5% convertible debentures payable
  to an officer and director who is
  acting as trustee on behalf of others,
  interest and principal was due June
  30, 1999, converted during 1996 into
  1,003,917 shares of common stock.                   -           3,011,750
7.5% convertible debenture, payable to
  a consultant who provides managerial
  services to the Company. Interest and
  principal was due July 5, 2001,
  converted during 1997 to 852,630
  shares of common stock.                        2,200,000             -
                                              ------------     ------------
Total Notes Payable to Related Parties           5,959,936        4,446,654
Less: Current Portion                           (1,062,091)      (1,434,904)
                                              ------------     ------------
Notes Payable to Related Parties - Long-Term  $  4,897,845     $  3,011,750
                                              ============     ============


NOTE 6--NOTES PAYABLE

Other loans and notes payable at December 31, 1996 and 1995 were as follows:

                                                  1996             1995
                                              ------------     ------------
  7.5% to 10% Loans due on demand
   and in July 1996.                          $       -        $    245,196

  Amount due to the former owners of
   Danube, principal due December 31, 1996,
   interest accrues at 10%, unsecured.           1,847,399             -
  Loans due during 1999, interest at 10%,
   unsecured.                                    4,022,591             -
  7% note payable to an Austrian oil and
   gas firm payable $400,000 on March 31,
   1995 with quarterly installments of
   $260,000 plus interest due beginning
   July 1, 1995, secured by drilling
   equipment, office equipment and buildings.    1,802,500        1,802,500
  7.5% convertible debentures, interest
   and principal due during 2001. Convertible
   into 670,370 shares of common stock.          1,750,000        1,000,000
                                              ------------     ------------
  Total Notes Payable                            9,422,490        3,047,696

  Less: Current Portion                         (3,688,788)      (2,047,696)
                                              ------------     ------------
  Note Payable - Long-Term                    $  5,733,702     $  1,000,000
                                              ============     ============

Having not met the payment schedule for the Austrian oil and gas firm note, the entire note was classified as current at December 31, 1996. Subsequent to December 31, 1996, the Company paid the principal and interest due (unaudited).

Annual maturities of notes payable to related parties and others are as follows:

          Due during the year ended December 31:
                  1997                            $  4,750,879
                  1998                                    -
                  1999                               6,681,547
                  2000                                    -
                  2001                               3,950,000
                                                  ------------
                                                  $ 15,382,426
                                                  ============


NOTE 7--INCOME TAXES


                                                       December 31,
                                              1996         1995          1994
                                           ----------   ----------    ----------
The benefit from (provision for) income
 taxes, which is all current, consists of
 the following:

   Foreign Taxes                           $      -     $   468,148   $  (155,132)
                                           ===========  ===========   ===========
Deferred tax assets are comprised
 of the following:
   Tax loss carry forwards                 $ 1,001,917  $   706,040   $   485,475
   Less valuation allowance                 (1,001,917)    (706,040)     (485,475)
                                           -----------  -----------   -----------
   Net Deferred Tax Asset                  $      -     $      -      $      -
                                           ===========  ===========   ===========

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes at December 31:

                                        1996         1995          1994
                                    -----------  -----------   -----------
   Tax at statutory rate (34%)      $(2,128,793) $(2,070,596)  $(1,205,064)
   Non-deductible expenses                 -             763         2,680
   Deferred tax asset valuation
    change                              295,877      220,563       318,475
   Effect of lower tax rates          1,832,916    1,381,120     1,039,041
                                    -----------   ----------   -----------
   Total Income Tax Provision
    (benefit)                       $      -     $  (468,148)  $   155,132
                                    ===========  ===========   ===========

The Company has operating loss carry forwards of approximately $5,450,000 in various countries which expire from 1997 through 2011.


NOTE 8--RELATED PARTY TRANSACTIONS

Loans from related parties are described in Note 5.

A former manager and shareholder of the Company provided escrow services in the reorganization described in Note 2 through a company under his control. During the years ended December 31, 1994, he received $194,000 for services provided.

In contemplation of the reorganization described in Note 2, Northamption, Inc. forgave debts from a former officer and director of $227,490. In connection with the reorganization, the Company issued 1,025,768 shares of common stock valued at $289,284 and paid a fee of $250,000 to entities the Company believes he may be deemed to have controlled.

A shareholder of the Company has provided accounting services for the Company and has received $26,000 and $70,000 as compensation for those services during 1996 and 1995, respectively. During 1996 the shareholder was paid a fee of $200,000 in connection with the issuance by the Company of $2,200,000 in convertible debentures. The shareholder also provided a short-term loan to the Company of $1,800,000 in March of 1997, which has subsequently been repaid.
As a result of this transaction, the shareholder and his employer have provided management services for the Company.


NOTE 9--COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts had original terms that ranged from six months to three years. The contracts were terminated during 1997. Commitments under these terminated contracts were approximately $300,000 at December
31, 1996.

The Company has entered into an agreement with the Ministry of Environmental Protection of Natural Resources and Forestry of Poland dated March 19, 1996, whereby the Company agreed to a specified working program relating to its Pol-Tex Methane concession. The working program required the expenditure of $2,918,000 towards certain drilling and completion procedures by December 31, 1996, of which approximately 85 percent was completed. The Company has continued with the program in 1997. The concession agreement stipulates that the following payments are to be made once commercial production commences:
a one-time payment of $287,900 and 9 percent of sales from the concession for a period of 20 years. In connection with the sale of the concession to the Texaco subsidiary, the obligations under the agreement will be assumed by the Texaco subsidiary.

The Company has entered into land use agreements with the owners of its well drilling sites whereby the Company has paid land use fees under those agreements. Those agreements are for an indefinite length of time and do not require the payment of royalties if and when gas production begins.

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

The Kingdom of the Netherlands has assessed a tax against the Company's operating subsidiary, Globegas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by Globegas. The Company accrued a liability in the amount of $911,051 at December 31, 1996 relating to this assessment.

An unrelated entity filed a claim against the Company in connection with lending activities between that entity and the management of Globegas prior to the reorganization with Eurogas. The claim asserted that funds which were loaned to management may have been invested into Globegas and therefore the entity might have had an interest in Globegas at the date of its reorganization with Eurogas. In November 1996, Eurogas entered into an agreement which settled the claim. Eurogas issued 100,000 shares of common stock to the entity (which have been included in the issuance of 17,478,259 shares of common stock discussed in Note 2) and granted the entity options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share based upon when the options are exercised. The options were exercisable upon issuance and are exercisable through December 1998.

In March of 1997, a bankruptcy trustee appointed for certain former shareholders of Globegas asserted a claim to the proceeds that the Company would receive from the Texaco agreement. The Trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex Concession in Poland) from shareholders and therefore they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. While the Company is not required to answer the complaint until June 1, 1997, it plans to vigorously defend against such claim. The Company believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex or its interests held in Poland, and that the Company paid substantial consideration for Globegas.

In July of 1996 Dr. Martin A. Schuepbach, the President of Danube, was added to the Board of Directors of the Company and was appointed as the Company's president and chief executive officer for a term of three years. On January 14, 1997, Mr. Schuepbach resigned as a director and officer of the Company and asserted that a breach of his employment contract has occurred and that he is entitled to monthly compensation for the remainder of the term of the contract. The Company plans to deny any breach. To date the Company is not aware of any litigation having been filed in this matter and cannot estimate a possible contingent liability.

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

A financial consulting firm was retained by Danube prior to its acquisition by the Company to assist in raising capital in exchange for commissions based on the capital obtained. Upon completion of the Danube acquisition by Eurogas, the financial consultant filed a complaint asserting a claim of $435,000 for commissions, interest and legal fees. Prior to the acquisition of Danube the financial consulting firm was successful in raising a limited amount of money and Eurogas has offered a settlement of $50,000, the approximate amount it believes is due (which amount is included in accrued expenses in the accompanying financial statements), plus additional commissions for future financing received as a result of the consulting firm's efforts.

The Company paid $120,000 of dividends on its 1995 Series preferred stock during 1996. The dividends may have been inappropriately paid under Utah law due to the existence of a stockholders' deficit throughout the year ended December 31, 1996. As a result, the Company may have a claim against the preferred shareholders who received the dividends for their repayment.


NOTE 10--STOCKHOLDERS' EQUITY

Date of Inception - Stock Agreement--Globegas was formed under an agreement dated June 7, 1991. The Company was "in-formation" until the stock was formally issued in July 1992. The June 7, 1991 agreement identified an investor as a 50% owner and required the investor to make cash contributions for funding of the Polish methane gas exploration. Of the required contributions, the former investor made cash contributions prior to July 1992 of $3,675,264. When the stock was issued in July 1992, due to the unfulfillment of the former investor's required cash contributions, he was not issued shares of stock. Instead, the amount of the capital contribution has been included in additional paid-in capital.

Preferred Stock--The 1995 Series Preferred Stock of the Company, issued on April 12, 1995, is non-voting, non-participating, and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series Preferred stockholders are entitled to an annual dividend of $0.05 per share. Each share of the 1995 series preferred stock will be converted automatically into two shares of the Company's common stock on July 3, 1997.

The 1996 Series Preferred Stock of the Company, issued on July 12, 1996, is non-voting, and has a liquidation preference of $5.00 per share. Stockholders of the 1996 Series stock are entitled to an annual cumulative dividend of $0.05 per share. Each share of the 1996 Series preferred stock will be converted automatically into two shares of the Company's common stock on July 3, 1997.


NOTE 11--STOCK OPTIONS

The Company granted stock options and warrants during 1996 in connection with the acquisition of Danube and the settlement of claims relating to the Globegas reorganization. The Company has also granted options to its employees and consultants during 1996 under the Stock Option and Award Plan which was adopted in January 1995. Options for 2,000,000 shares of common stock were authorized and granted in January 1996. The options granted to employees and consultants are exercisable at $1.50 over a period of five years and expire at the end of the fifth year. The market value of the underlying common stock was equal to the exercise price on the date granted and, therefore, no compensation was recognized.

The Company has elected to continue to account for stock-based compensation under the provisions of APB Opinion No. 25 rather than SFAS No. 123. Accordingly, compensation cost, based on fair values of stock options, is not required to be recognized. If compensation cost had been determined based on the fair values at the grant dates according to SFAS No. 123, net loss applicable to common shares and loss per common share would have been increased to the pro forma amounts shown below.

                                                  1996             1995
                                              ------------     ------------
     Net loss applicable to common shares:
       As reported                            $(6,413,183)     $(4,327,581)
       Pro forma                               (8,492,547)      (4,327,581)
     Net loss per common share:
       As reported                                  (0.16)           (0.13)
       Pro forma                                    (0.21)           (0.13)

The weighted average fair value of options granted was $1.04 per share in 1996. The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: Average risk-free interest rate - 5.7%; Expected volatility - 82.6%; Expected life - 5 years. The transactions for shares under options and warrants during 1996 were as follows:

                                                                Wtd. Avg.
                                                Shares         Exer. Price
                                              ----------       -----------
     Outstanding at beginning of year               -            $    -
     Granted                                   9,000,000             2.78
                                               ---------         --------
     Outstanding at end of year                9,000,000             2.78
                                               =========         ========
     Exercisable a end of year                 8,800,000         $   2.81
                                               =========         ========

Options and warrants outstanding at December 31, 1996 were exercisable from prices ranging from $1.50 to $3.50.


NOTE 12--SUBSEQUENT EVENTS

On April 28, 1997, the Company's subsidiary, Pol-Tex, entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for methane gas exploration in the Carpathian Flysch and Tectonic Foredeep areas of Poland for which POGC currently holds concessions or is in the process of obtaining concessions. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC through September 30, 1997. (Unaudited).

The Company borrowed $1,800,000 under a promissory note from a related company in March 1997 and used the proceeds to repay a note payable and related accrued interest. The Company also issued 500,000 shares of common stock for $2,750,000 or $5.50 per share in March 1997. A portion of the proceeds from the issuance of the common stock was used to repay the promissory note payable to the related party.

In March 1997, a 7.5%--$2,200,000 convertible debenture and accrued interest were converted into 852,630 shares of common stock. In March 1997, the Company also granted a stock option to an unrelated company for 2,000,000 shares of common stock exercisable at $4.00 per share until April 1, 1998, $5.00 per share until March 31, 1999 and $6.00 per share through March 31, 2000, when it will expire if not exercised. The stock option was granted as a non-refundable deposit towards obtaining an interest in oil and gas properties, joint ventures or equity transactions which is currently under negotiation. The amount of the deposit will be approximately $1,150,000 based on the fair value of the stock option on the date the parties agreed that it would be granted.

The Company signed an agreement with a Texaco subsidiary, as discussed further in Note 3.



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