Form 10-Q
period 1997-03-31
EUROGAS INC
filed 1997-05-23
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                                --------------


                                       OR

[       ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                       -------------    --------------
                    Commission File Number      33-1381-D
                    ---------------------------------------------


                          EuroGas, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                  Utah                            87-0427676
----------------------------------------     --------------------
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)          Identification No.)


       942 East 7145 South, #101A
             Midvale, Utah                          84047
----------------------------------------     --------------------
(Address of principal executive offices)         (Zip Code)

                         (801) 255-0862
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)


                               N/A
-----------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                               -------      -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.

                            Yes            No
                               -------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 14, 1997, the Issuer had 50,496,492 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART 1
                             FINANCIAL INFORMATION



                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith condensed consolidated balance sheets as of March 31, 1997 (unaudited), and December 31, 1996 (the Company's most recent year end), and unaudited condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996, and from inception on June 7, 1991, through March 31, 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in place reservoirs of hydrocarbons, the successful addressing of technical problems in competing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.



                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage)
                     Condensed Consolidated Balance Sheets
                                  (UNAUDITED)

                                                   March 31,        December 31,
                                                     1997               1996
                                                 ------------       ------------
Current Assets
   Cash                                          $    643,646       $    642,605
   Other receivables                                   82,905            122,047
   Inventory                                            2,527                  0
   Prepaid expenses                                         0              4,942
                                                 ------------       ------------
     Total Current Assets                             729,078            769,594

Property and Equipment
   Mineral interest in unproved properties,
      net of valuation allowance                   14,664,825         14,252,754
   Equipment                                        2,423,756          2,423,039
                                                 ------------       ------------
                                                   17,088,581         16,675,793
   Less:  Accumulated depreciation                 (2,291,450)        (2,144,113)
                                                 -------------      ------------
     Net Property and Equipment                    14,797,131         14,531,680

Other Assets
   Goodwill, net                                       14,319             14,319
   Deposits                                            86,638            586,546
   Long-term prepaid expenses                       1,627,335                  0
                                                 ------------       ------------
     Total Other Assets                             1,728,292            586,546
                                                 ------------       ------------

Total Assets                                     $ 17,254,501       $ 15,902,139
                                                 ============       ============



     The accompanying notes are an integral part of these financial statements.




                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage)
                      Condensed Consolidated Balance Sheet
                                  (UNAUDITED)

                                                                   March 31,            December 31,
                                                                      1997                  1996
                                                                 -------------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                              $   1,715,204         $   1,389,859
   Accrued expenses                                                  2,812,048             2,659,721
   Accrued taxes                                                       788,770               911,051
   Current maturities of notes payable to related parties            1,062,092             3,688,788
   Current maturities of notes payable                               1,886,287             1,062,091
                                                                 -------------         -------------
     Total Current Liabilities                                       8,264,401             9,711,510

Long-Term Debt
   Notes payable                                                     5,733,701             5,733,702
   Notes payable to related parties                                  2,697,844             4,897,845
                                                                 -------------         -------------
     Total Long-Term Debt                                            8,431,545            10,631,547
                                                                 -------------         -------------


Minority Interest                                                      950,000               950,000

Stockholders' Equity
   Preferred stock, $0.001 par value, 3,641,968 shares
      authorized and outstanding                                         3,642                 3,642
   Common stock, $0.001 par value, 325,000,000
      shares authorized, 50,496,492 shares issued and
      outstanding                                                       50,496                49,144
   Additional paid-in capital                                       21,123,668            14,842,922
   Cumulative foreign currency translation adjustment                  (14,749)              (14,749)
   Deficit accumulated during the development stage                (21,554,502)          (20,271,877)
                                                                 -------------          ------------
     Total Stockholders' Deficit                                      (391,445)           (5,390,918)

Total Liabilities and Stockholders' Deficit                      $  17,254,501         $  15,902,139
                                                                 =============         =============


     The accompanying notes are an integral part of these financial statements.



                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage)
                 Condensed Consolidated Statement of Operations
            For the periods ended March 31, 1997 and March 31, 1996
                                  (UNAUDITED)

                                                                                               For the Cumulative
                                                             For the Three Months                  Period From
                                                               Ended March 31,                     June 7, 1991
                                                     ----------------------------------        (date of inception)
                                                          1997                 1996             to March 31, 1997
                                                     -------------        -------------         -----------------
Revenues                                             $           0        $           0         $             0

Operating Expenses
   Impairment of mineral interests in property                   0                    0                 969,101
   Depreciation and valuation allowance                     40,329                  206               2,136,208
   General and administrative expense                      940,331              371,635              14,626,445
                                                     -------------        -------------         ---------------
     Total Operating Expenses                              980,660              371,841              17,731,754
                                                     -------------        -------------         ---------------


Net Loss from Operations                                   980,660              371,841              17,731,754

Other Income (Expense)
   Interest income                                               0              (42,680)                298,842
   Interest expense                                       (242,148)                   0              (2,575,790)
   Exchange gains (losses), net                                  0                    0                (550,298)
   Other income (expenses)                                       0                    0                  65,024
                                                     -------------        -------------         ---------------
     Total Other Income (Expense)                         (242,148)             (42,680)             (2,762,222)
                                                     -------------        -------------         ---------------


Loss Before Income Taxes                                (1,222,808)            (414,521)            (20,493,976)

Benefit From (Provision for) Income Taxes                  122,281               41,452                (641,660)
                                                     -------------        -------------         ---------------

Net Loss                                                (1,100,527)            (373,069)            (21,135,636)
Dividends Applicable to Preferred Shares                   182,098               29,900                 418,866
                                                     -------------        -------------         ---------------

Net Loss Applicable to Common Shares                 $   1,282,625        $    (402,969)        $   (21,554,502)
                                                     =============        =============         ===============

Net Loss Per Common Share                            $       (0.03)       $       (0.01)        $         (0.75)
                                                     =============        =============         ===============

Weighted Average Number of Common
   Shares Used in Per Share Calculation                 49,354,271           33,174,033              28,909,347



     The accompanying notes are an integral part of these financial statements.



                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage)
                 Condensed Consolidated Statement of Cash Flows
             For the periods ended March 31, 1997 and March 31, 1996
                                   (UNAUDITED)

                                                                                                  For the Cumulative
                                                                For the Three Months              Period From Since
                                                                   Ended March 31,                   June 7, 1991
                                                         ----------------------------------      (date of inception)
                                                              1997                 1996           to March 31, 1997
                                                         --------------        ------------       -----------------
Cash Flows From Operating Activities
   Net loss                                              $   (1,100,527)       $   (373,068)       $  (21,135,636)
   Adjustments to reconcile net loss to cash
      used by operating activities:
         Impairment of mineral interest in
            properties                                                0                   0               969,101
         Depreciation and amortization                          147,337             159,472             2,243,215
         Compensation paid with issuance of
            common stock                                              0                   0               605,592
         Exchange (loss) gain                                         0                   0              (550,298)
   Changes in assets and liabilities, net of assets
      acquired:
         Receivables                                             39,142             (19,278)               63,540
         Accounts payable                                       131,907            (134,039)              316,587
         Accrued liabilities                                    152,327             687,906             4,739,544
         Accrued taxes                                         (122,281)            (41,452)              640,394
         Inventory                                               (2,527)                442                 2,415
         Prepaid expenses                                         4,942               1,612                     0
         Other                                                    9,082              23,927               (83,462)
                                                         --------------        ------------       ---------------
     Net cash used in operating activities                     (740,598)            305,522           (12,189,008)

Cash Flows From Investing Activities
   Purchases of mineral interests in properties                (412,071)           (287,268)          (11,754,031)
   Purchases of property and equipment                             (717)                441            (2,427,054)
   Acquisition of subsidiaries, net of cash
      acquired                                                        0                   0               185,093
   Increases in deposits and payments                            24,830                   0              (515,170)
                                                         --------------        ------------       ---------------
     Net Cash Used in Investing Activities                     (387,958)           (286,827)          (14,511,162)

Cash Flows From Financing Activities
   Proceeds from issuance of debt-related parties                     0                   0            14,874,010
   Repayments of debt-related parties                                 0                   0            (4,927,441)
   Proceeds from issuance of debt                                     0                   0             7,837,526
   Principal payments on debt                                (1,802,500)                  0            (3,192,929)
   Proceeds from issuances of common stock                    2,932,097                   0            13,048,634
   Dividends paid on preferred stock                                  0                   0              (120,000)
                                                         --------------        ------------       ---------------
     Net Cash Provided by Financing
        Activities                                            1,129,597                   0            27,519,800

Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                          0                   0              (175,983)
                                                         --------------        ------------       ---------------

Cash and Cash Equivalents at Beginning
   of Period                                                    642,605              72,212                     0
                                                         --------------        ------------       ---------------

Cash and Cash Equivalents at End of Period               $      643,646        $     90,907       $       643,646
                                                         ==============        ============       ===============


     The accompanying notes are an integral part of these financial statements.


                         Eurogas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. All adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's report on Form 10-KSB for the period ending December 31, 1996. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

The accompanying condensed consolidated financial statements reflect numerous transactions with related parties which are described in the Company's report on Form 10-KSB and the annual consolidated financial statements included therein.

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts had original terms that ranged from six months to three years. The contracts were terminated during 1997. Commitments under these terminated contracts are approximately $225,000 at March 31, 1997.

The Company has entered into an agreement with the Ministry of Environmental Protection of Natural Resources and Forestry of Poland dated March 19, 1996, whereby the Company agreed to a specified working program relating to its Pol-Tex Methane Concession. The working program required the expenditure of $2,918,000 towards certain drilling and completion procedures by December 31, 1996, of which approximately 85 percent was completed. The Company has continued with the program in 1997. The concession agreement stipulates that the following payments are to be made once commercial production commences: a one-time payment of $287,900 and 9 percent of sales from the concession for a period of 20 years. In connection with the sale of the concession to a Texaco subsidiary, the obligations under the agreement will be assumed by the Texaco subsidiary.

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

The Kingdom of the Netherlands has assessed a tax against the Company's operating subsidiary, GlobeGas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by GlobeGas. The Company accrued a liability in the amount of $788,770 at March 31, 1997, relating to this assessment.

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

In March of 1997, a bankruptcy trustee appointed for certain former shareholders of GlobeGas asserted a claim to the proceeds that the Company would receive from the Texaco agreement. The Trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from former shareholders and therefore they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. While the Company is not required to answer the complaint until June 1, 1997, it plans to vigorously defend against such claim. The Company believes that the claim is totally without merit based on its belief that a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex or its interests held in Poland, and that the Company paid substantial consideration for GlobeGas.

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

NOTE 3 -- STOCK & OPTION TRANSACTIONS

The Company borrowed $2,000,000 under a promissory note from a related company in March 1997 and used the proceeds to repay a note payable and related accrued interest. The Company also issued 500,000 shares of common stock for $2,750,000 or $5.50 per share in March 1997. A portion of the proceeds from the issuance of the common stock was used to repay the promissory note payable to the related party.

In March 1997, the Company also granted a stock option to an unrelated company for 2,000,000 shares of common stock exercisable at $4.00 per share until April 1, 1998, $5.00 per share until March 31, 1999 and $6.00 per share through March 31, 2000, when it will expire if not exercised. The stock option was granted as a non-refundable deposit towards obtaining an interest in oil and gas properties, joint venture or equity transactions which are currently under negotiation. The amount of the deposit was approximately $1,150,000 based on the fair value of the stock option on the date the parties agreed that it would be granted.

NOTE 4 -- SUBSEQUENT EVENTS

On April 28, 1997, the Company's subsidiary, Pol-Tex , entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for methane gas exploration in the Carpathian Flysch and Tectonic Foredeep areas of Poland for which POGC currently holds concessions or is in the process of obtaining concessions. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC through September 30, 1997.


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

     On April 28, 1997, Pol-Tex entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for natural gas exploration currently held by POGC or in which it is in the process of obtaining rights located in the Carpathian Flysch and Tectonic Foredeep areas of Poland. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC concerning the concessions through September 30, 1997.

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which holds rights to participate in exploration for natural gas in Slovakia and the Czech Republic. The Company has focused on the development of the Slovakian project, but retains an interest in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Joint Venture") with NAFTA Gbely a.s. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit which expires April 24, 1999. The Slovakian Joint Venture recently completed one test well and has commenced a second test well. In late 1996, NAFTA and the Company agreed to add an additional area of mutual interest to their joint activities (sometimes referred to as the Lipany area). The Company has entered into a preliminary understanding to farmout a portion of its participation in the Slovakian Joint Venture.

     On April 16, 1997, the Company announced that it had entered into a Confidentiality Agreement which covered the possible participation in a number of its projects by OMV Aktiengesellschaft. OMV is Austria's largest industrial company and it explores and develops oil and gas projects in Europe, the Mediterranean, and Asia, owns a number of oil refineries, and operates an extensive pipeline network. OMV has been granted an option to purchase 2,000,000 shares of the Company's restricted common shares, as a non-refundable deposit towards obtaining an interest in an oil and gas property joint venture or other equity transaction with OMV. The area under current investigation includes the Slovakian Concession (including the Lipany area) and other areas which may reach into Poland. The discussions with OMV are preliminary in nature and there can be no assurance that an agreement will result.

     The Company accumulated losses of approximately $21,555,000 through March 31, 1997, most of which have been paid by the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's stock and debt transactions provided net cash of approximately $8,194,000, $2,927,000, and $4,989,000 during the years ended 1996, 1995, and 1994, respectively. Since December 31, 1996, the Company has sold 500,000 shares of stock for gross proceeds of $2,750,000 and converted 2,200,000 in debentures into shares of common stock.

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

     The Company had a net loss applicable to common shares for the three months ended March 31, 1997, of approximately $1,283,000 as compared to a net loss of approximately $403,000 for the three months ended March 31, 1996. The difference is due in large part to the expansion of the Company's activities into Slovakia and Czechoslovakia and the increase in indebtedness incurred as a result of such activities.

     From inception on June 7, 1991, through March 31, 1997, the Company had accumulated losses of $21,554,502 of which $21,135,636 was a net loss from operations and $418,866 a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. No such gains or losses were recognized in the quarters ended March 31, 1997, or 1996.

     As of March 31, 1997, the Company reported approximately $14,665,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

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

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided cash required for operating and investing activities. During the quarter ending March 31, 1997, operations required cash of approximately $741,000. Since inception on June 7, 1991, the Company has used net cash in operations of approximately $12,189,000. Such net cash has been used principally to fund cumulative net losses of approximately $21,555,000.

     Investing activities used net cash of approximately $388,000 as compared to approximately $287,000 in the prior three month period. Investing activities consisted principally of development of mineral rights in Slovakia. Since inception, the Company has reported approximately $14,511,000 for the purchase of mineral interests.

     Financing activities provided net cash of approximately $1,130,000 during the three month period ending March 31, 1997 (there were no financing activities in the prior year comparative period). Funds received were a result of a sale of 500,000 shares of the Company's common stock for $2,750,000 of which $1,800,000 was used for a principal payment on a loan from a related party.
From inception through March 31, 1997, the proceeds from financing activities are approximately $27,520,000 of which approximately $9,947,000 is net proceeds from related prior borrowings and payments to related parties.

     At March 31, 1997, the Company had total current assets of approximately $729,000 and total current liabilities of approximately $8,264,000, resulting in a working capital deficit of approximately $7,535,000 or a negative working capital ratio 1:11. Total assets include $1,627,335 of long-term prepaid expenses which consists in part of $1,150,000 resulting from the valuation of an option delivered to OMV in March of 1997 as a non-refundable deposit towards obtaining an interest either in oil and gas property, joint venture or other equity transaction. (See Note 3 to Financial Statements.) If the Company completes a transaction with OMV, the $1,150,000 will be treated as part of the cost of acquiring the interest either in a property, joint venture or other equity transaction. If a transaction with OMV is not completed, the $1,150,000 will be written off and result in a corresponding increase in the shareholders' deficit and accumulated losses in the development stage. The current debt includes a $2,500,000 obligation to former Danube shareholders who are now principal stockholders of the Company. While the Company is attempting to negotiate for an extension of the due date on the Danube matter, it has not been successful to date.

     During the three month period ending March 31, 1997, the Company received approximately $2,750,000 in gross proceeds from the issuance of stock. In addition, debentures in the principal amount of $2,200,000 plus accrued interest, were converted to 852,630 shares of common stock. Therefore, the Company has been able to substantially reduce the deficit in stockholders' equity, however the Company continues to have current liabilities substantially in excess of its current assets. In addition, the Company is committed to spend substantial amounts to satisfy its obligations under its gas concessions. The Company will continue to require significant cash for operating expenses and drilling commitments, excluding compensation to executive employees, consultants and their affiliates. The Company does not have any agreement with anyone to provide the funds necessary to meet these commitments. If the necessary funding is not available, the Company may be unable to continue and it is unlikely that it would be able to sell its interests for an amount sufficient to satisfy its obligations. Consequently, if the Company is unable to continue, there will not be any value for its shareholders.

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

     As noted above, the Company has relied principally on cash provided from financing activities to provide its cash requirements, particularly cash provided from related parties. Although the Company anticipates that it will be able to continue to obtain cash from financing activities in the foreseeable future, there can be no assurance that it will be able to do so.

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


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBITS

     The following exhibits are included as part of this report:

          SEC
Exhibit   Reference
Number    Number        Title of Document          Location
------    ---------     -----------------          --------

 1        (27)          Financial Data Schedule    This Filing


REPORTS ON FORM 8-K

     On March 24, 1997, the Company filed a report on Form 8-K reporting entering into an agreement with a Polish affiliate of Texaco, Incorporated ("Texaco"), whereby Texaco would acquire the rights to appraise, operate, and develop the Company's Pol-Tex gas concession under "ITEM 2. ACQUISITION AND DISPOSITION OF ASSETS" and the sale of 500,000 shares of its common stock at a price of $5.50 per share for net proceeds of $2,750,000 to a German bank under "ITEM 9. SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S."


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EUROGAS, INC.



Dated:  May 22, 1997               By     /s/ Hank Blankenstein
                                     --------------------------------------
                                     Hank Blankenstein, Secretary/Treasurer