Form 10-Q
period 1997-06-30
EUROGAS INC
filed 1997-08-15
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 1997


                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to
                       Commission File Number   33-1381-D


                                EuroGas, Inc.
            (Exact name of registrant as specified in its charter)


                      Utah                                   87-0427676
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)


           942 East 7145 South, #101A
                 Midvale, Utah                                 84047
    (Address of principal executive offices)                 (Zip Code)

                                (801) 255-0862
              (Registrant's telephone number, including area code)


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

                         Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 11, 1997, the Issuer had 58,294,730 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART 1
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996 (the Company's most recent year end), and unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, and statements of operations and cash flows from inception on June 7, 1991, through June 30, 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in-place reservoirs of hydrocarbons, the successful addressing of technical problems in competing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS
                                                     June 30,          December 31,
                                                       1997                1996
                                                  --------------     --------------
Current Assets
   Cash and cash equivalents                      $    5,446,241     $      642,605
   Receivables from shareholders                      17,510,000                 --
   Other receivables                                     357,561            122,047
   Other current assets                                    2,322              4,942
                                                  --------------     --------------

    Total Current Assets                              23,316,124            769,594
                                                  --------------     --------------
Property and Equipment
   Mineral interests in unproved properties,
      net of valuation allowance                      23,426,674         14,252,754
   Other property and equipment                        2,425,078          2,423,039
                                                  --------------     --------------
                                                      25,851,752         16,675,793
   Less:  Accumulated depreciation                    (2,186,676)        (2,144,113)
                                                  --------------     --------------

    Net Property and Equipment                        23,665,076         14,531,680
                                                  --------------     --------------
Other Assets
   Goodwill, net                                          11,548             14,319
   Deposits and long-term prepayments                    547,794            586,546
                                                  --------------     --------------

    Total Other Assets                                   559,342            600,865
                                                  --------------     --------------
Total Assets                                      $   47,540,542     $   15,902,139
                                                  ==============     ==============

The accompanying notes are an integral part of these financial statements.



                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              June 30,         December 31,
                                                                1997               1996
                                                           --------------     --------------
Current Liabilities
   Accounts payable                                        $    1,691,967     $    1,389,859
   Accrued expenses                                             5,614,263          2,659,721
   Accrued taxes                                                  938,307            911,051
   Notes payable-current portion                                1,886,289          3,688,788
   Notes payable to related parties-current portion             1,062,092          1,062,092
                                                           --------------     --------------

    Total Current Liabilities                                  11,192,918          9,711,511
                                                           --------------     --------------
Long-Term Debt
   Notes payable                                                3,983,701          5,733,702
   Notes payable to related parties                             2,697,844          4,897,844
                                                           --------------     --------------

    Total Long-Term Debt                                        6,681,545         10,631,546
                                                           --------------     --------------

Minority Interest                                                 950,000            950,000
                                                           --------------     --------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.001 par value, 3,656,965 shares
      and 3,641,968 shares issued and outstanding,
      respectively                                                  3,657              3,642
   Common stock, $0.001 par value, 325,000,000
      shares authorized, 55,309,825 shares issued and
      outstanding                                                  55,610             49,144
   Additional paid-in capital                                  52,648,592         14,842,922
   Cumulative foreign currency translation adjustment             (14,749)           (14,749)
   Deficit accumulated during the development stage           (23,977,031)       (20,271,877)
                                                           --------------     --------------

    Total Stockholders' Equity (Deficit)                       28,716,079         (5,390,918)
                                                           --------------     --------------

Total Liabilities and Stockholders' Equity (Deficit)       $   47,540,542     $   15,902,139
                                                           ==============     ==============

The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                Cumulative
                                                                                                From
                                                                                                June 7, 1991
                                         For the Three Months           For the Six Months      (Date of
                                            Ended June 30,                Ended June 30,        Inception)
                                      --------------------------    --------------------------  Through
                                          1997          1996           1997           1996      June 30, 1997
                                      -----------    -----------    ----------     -----------  -------------
Revenue                               $        --    $        --    $        --    $        --   $         --

Operating Expenses
   Impairment of mineral interests             --             --             --             --        969,101
     in Property
   Depreciation and valuation               2,207            206         42,536            413      2,138,415
allowance
   General and administrative           2,118,558      1,420,158      3,058,889      1,791,792     16,713,495
                                      -----------    -----------    -----------    -----------   ------------

    Total Operating Expenses            2,120,765      1,420,364      3,101,425      1,792,205     19,821,011
                                      -----------    -----------    -----------    -----------   ------------
Other Income (Expenses)
   Interest income                         12,250            563         12,250            565        311,092
   Interest expense                      (278,360)       (31,219)      (520,508)       (73,900)    (2,854,150)
   Exchange losses, net                    47,157             --         47,157             --       (503,141)
   Other income                                --             --             --             --         65,024
                                      -----------    -----------    -----------    -----------   ------------
    Total Other Income (Expenses)        (218,953)       (30,656)      (461,101)       (73,335)    (2,981,175)
                                      -----------    -----------    -----------    -----------   ------------

Loss Before Income Taxes               (2,339,718)    (1,451,020)    (3,562,526)    (1,865,540)   (22,802,186)
Benefit from (Provision for) Income
  Taxes                                  (122,281)       186,554            --        186,554        (763,941)
                                      -----------    -----------    -----------    -----------   ------------

Net Loss                               (2,461,999)    (1,264,466)    (3,562,526)    (1,678,986)   (23,566,127)

Dividends Applicable to Preferred
  Shares                                   (7,962)        29,900        174,136         59,800        410,904
                                      -----------     ----------    -----------    -----------   ------------

Net Loss Applicable to Common
  Shares                              $(2,454,037)   $(1,294,366)   $(3,736,662)   $(1,738,786)  $(23,977,031)
                                      ===========    ===========    ===========    ===========   ============

Net Loss Per Common Share             $     (0.05)   $     (0.04)   $     (0.07)   $     (0.05)  $      (0.86)
                                      ===========    ===========    ===========    ===========   ============

Weighted Average Number of
  Common Shares Used in Per
  Share Calculation                    50,531,925     33,174,033     49,892,495     33,174,033     27,955,250
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


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Cumulative
                                                                                          Period from
                                                             For the Six Months           June 7, 1991
                                                               Ended June 30,             (date of inception)
                                                    --------------------------------      throuth
                                                         1997               1996          June 30, 1997
                                                    -------------      -------------      --------------
Cash Flows from Operating Activities
   Net loss                                         $  (3,562,526)     $  (1,678,986)     $  (23,566,127)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
         Impairment of mineral interest in
            Properties                                         --                 --             969,101
         Depreciation and amortization                     42,563            302,096           2,138,441
         Compensation paid with issuance of
            common stock                                       --                 --             605,592
         Exchange (loss)                                       --                 --            (550,298)
   Changes in operating assets and liabilities,
     net of assets acquired:
         Receivables                                     (235,515)          (484,319)           (211,117)
         Accounts payable                                 302,108            (78,939)            486,788
         Accrued liabilities                            2,811,912          1,046,014           7,367,621
         Income tax payable                                27,256           (186,554)            789,931
         Other                                              5,392           (119,138)            (87,152)
                                                    -------------      -------------      --------------

    Net Cash Used in Operating Activities                (608,810)        (1,199,826)        (12,057,220)

Cash Flows from Investing Activities
   Purchases of mineral interests in properties        (1,916,011)          (667,353)        (13,257,972)
   Purchases of property and equipment                     (2,039)             2,080          (2,428,376)
   Acquisitions of subsidiaries, net of cash
      Acquired                                         (6,107,908)                --          (5,922,815)
   Increase in deposits and prepayments                    38,752                 --            (501,248)
                                                    -------------      -------------      --------------

    Net Cash Used in Investing Activities               (7,987206)          (665,273)        (22,110,411)

Cash Flows from Financing Activities
   Proceeds from issuance of debt-related parties              --                 --          14,874,010
   Repayment of debt-related parties                           --                 --          (4,927,441)
   Proceeds from issuance of debt                              --          2,206,841           7,837,526
   Principal payments on debt                          (1,802,498)                --          (3,192,927)
   Proceeds from issuance of common stock              15,202,150                 --          25,318,687
   Dividends paid on preferred stock                           --                 --            (120,000)
                                                    -------------      -------------      --------------

    Net Cash Provided by Financing Activities          13,399,652          2,206,841          39,789,855

Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                   --                 --            (175,983)
                                                    -------------      -------------      --------------

Net Increase in Cash and Cash Equivalents               4,803,636            341,742           5,446,241

Cash and Cash Equivalents at Beginning
   of Period                                              642,605             72,212                  --
                                                    -------------      -------------      --------------

Cash and Cash Equivalents at End of Period          $   5,446,241      $     413,954      $    5,446,241
                                                    =============      =============      ==============

The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                          For the Cumulative
                                                                                          Period from
                                                             For the Six Months           June 7, 1991
                                                               Ended June 30,             (date of inception)
                                                    --------------------------------      throuth
                                                         1997               1996          June 30, 1997
                                                    -------------      -------------      --------------

Supplemental Disclosure of Cash Flow
  Information
   Cash paid for interest                           $          --      $      46,638      $       77,361
   Cash paid for income taxes                                  --                 --                  --


Supplemental Schedule of Noncash Investing and Financing Activities

During June 1997, the Company acquired all of the outstanding common stock of OMV (Jakutien) Exploration Gesellschaft m.b.H. (OMVJ) for $6,107,908 cash, a stock option to purchase 2,000,000 shares of common stock exercisable at $4.00 to $6.00 per share, and a 5% interest in OMVJ's net profits. The fair value of the stock option on the date granted was $1,150,000. The acquisition is reflected in the financial statements of the Company at $7,257,908, the cash amount paid plus the fair value of the option, etimated to be the fair market value of OMVJ's net assets.

During the six months ended June 30, 1997, long-term notes payable of $3,950,000, and accrued interest of $102,101 were converted into 1,485,964 shares of common stock at an average conversion rate of $2.67 per share.

During May 1997, 15,000 shares of the Company's 1997 Series A Preferred Stock were issued for net cash of $13,500,000. In conjunction with the issuance, commissions were paid in the form of $1,500,000 and 50,000 shares of the Company's common stock.

During June 1997, the holder of one of the debentures described above in the principal amount of $1,000,000 elected to convert the debenture into 333,334 shares of common stock and to exercise an option by delivery of a subscription receivable for the issuance of 2,999,999 shares of the Company's common stock at $2.50 per share. Subsequently, on August 4, 1997, $7,500,000 in cash was received for the subscription and the $1,000,000 debenture cancelled.

During June 1997, 1,430,000 shares of common stock were issued at $7.00 per share for a subscription received. Subsequently, during July 1997, $10,010,000 in cash was received for the subscription.


                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's report on Form 10-KSB for the period ending December 31, 1996. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2 -- RECEIVABLES FROM SHAREHOLDERS

     On June 30, 1997, the Company entered into an agreement for the sale of 1,430,000 shares of its restricted common stock at $7.00 per share or aggregate gross proceeds of $10,010,000 U.S. with a greater than 10% shareholder of the Company. Payment was due on August 10, 1997. Payment was received July 22, 1997.

     On June 30, 1997, the Company also entered into an agreement with an unrelated party (amending its financing agreement of two years ago) which provided for the payment of $7,500,000 and the tender of a $1,000,000 outstanding debenture in exchange for an aggregate of 3,333,333 shares of restricted common stock and the granting of a warrant for acquisition of up to 2,200,000 shares at an exercise price of $3.00 per share. Payment was received August 4, 1997.

NOTE 3 -- MAJOR TRANSACTIONS

     On April 28, 1997, the Company entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for methane gas exploration in the Carpathian Flysch and Tectonic Foredeep areas of Poland for which POGC currently holds concessions or is in the process of obtaining concessions. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The joint team has had several meetings exploring the possible development of the proposed project. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC through September 30, 1997.

     On June 11, 1997, the Company acquired all the issued and outstanding stock of OMV (Jakutien) Exploration GmbH ("OMVJ") from the OMV Group, Austria's largest industrial concern, in exchange for $6,107,908 U.S. and a 5% interest in OMVJ's net profits. OMVJ's primary asset is a 50% interest in a joint venture in the Republic of Sakha (often referred to as Yakutia) and the largest member of the Russian Federation with Sahaneftegas, the Yakutian national oil and gas company. Prior to the agreement of acquisition, the Company also granted a stock option to OMV Group for 2,000,000 shares of common stock exercisable at $4.00 per share until April 1, 1998, $5.00 per share until March 31, 1999, and $6.00 per share through March 31, 2000, when it will expire if not exercised. The stock option was treated as a non-refundable deposit towards obtaining an interest in properties which was completed by the acquisition of OMVJ. The amount of the deposit was approximately $1,150,000 based on the fair value of the stock option on the date the parties agreed that it would be granted.

     In May of 1997, the Company entered into a letter of intent with a Canadian corporation providing for the farm-out of a small portion of the Company's Slovakian concession in exchange for a substantial interest in the Canadian corporation. The letter allows until September 30, 1997 to complete the transaction.

NOTE 4 -- FINANCING TRANSACTIONS

     On May 30, 1997, the Company sold 15,000 shares of a newly and specifically created 1997 Series A Convertible Preferred Stock (the "1997 Preferred Stock") to 17 offshore investors for aggregate gross proceeds of $15,000,000 ($1,000 per share) and net cash proceeds of $13,500,000. The newly created 1997 Preferred Stock pays a dividend of 6% per annum and may be converted into that number of common shares calculated by dividing $1,000 by the lesser of $13.20, or 82% of the average closing bid price as reported by Bloomberg with respect to the Frankfurt and Nasdaq Bulletin Board Exchanges for the five trading days preceding the conversion date, and multiplying the result by the number of shares of 1997 Preferred Stock to be converted. The holders of the 1997 Preferred Stock may only convert 25% of the 1997 Preferred Stock to common after July 14, 1997, an additional 25% (50% cumulative) after August 13, 1997, another 25% (75% cumulative) after September 12, 1997, and all the 1997 Preferred Stock after October 12, 1997. All the 1997 Preferred Stock must be converted by May 30, 2000. The Company paid a commission of $1,500,000 and 50,000 shares of the Company's restricted common stock in connection with the placement.

     On June 30, 1997, the Company entered into an agreement for the sale of 1,430,000 shares of its restricted common stock at $7.00 per share or a gross purchase price of $10,010,000 U.S. with a greater than 10% shareholder of the Company. Payment was received July 22, 1997. See Note 2 - Receivables from Shareholders.

     On June 30, 1997, the Company also entered into an agreement with an unrelated party (amending its financing agreement of two years ago) which provided for the payment of $7,500,000 and the tender of a $1,000,000 outstanding debenture in exchange for an aggregate of 3,333,333 shares of restricted common stock and the granting of a warrant for acquisition of 2,200,000 at $3.00 per share. Payment was received August 4, 1997.
See Note 2-Receivable from Shareholders.

     On June 20, 1997, the holder of a $750,000 convertible debenture exchanged it for 300,000 shares of restricted common stock.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts had original terms that ranged from six months to three years. The contracts were terminated during 1997. Commitments under these terminated contracts are approximately $225,000 at June 30, 1997.

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

     The Kingdom of the Netherlands has assessed a tax against the Company's operating subsidiary, GlobeGas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by GlobeGas. The Company accrued liabilities in prior periods relating to this assessment in the amount of $788,770.

     An unrelated entity filed a claim against the Company in connection with lending activities between that entity and the management of GlobeGas prior to the reorganization with the Company. The claim asserted that funds which were loaned to management may have been invested into GlobeGas and therefore the entity might have had an interest in GlobeGas at the date of its reorganization with the Company. In November 1996, the Company entered into an agreement which settled the claim. The Company issued 100,000 shares of common stock to the entity and granted the entity options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share based upon when the options are exercised.
The options were exercisable upon issuance and are exercisable through December 1998.

     In March of 1997, a bankruptcy trustee appointed for certain former shareholders of GlobeGas asserted a claim to the proceeds that the Company would receive from the Texaco agreement. The Trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from former shareholders and therefore they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has filed a motion to dismiss the complaint. The Company believes that the claim is totally without merit based on its belief that a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex or its interests held in Poland, and that the Company paid substantial consideration for GlobeGas.

     In July of 1996, Dr. Martin A. Schuepbach, the president of Danube, was added to the board of directors of the Company and was appointed as the Company's president and chief executive officer for a term of three years. On January 14, 1997, Mr. Schuepbach resigned as a director and officer of the Company and asserted that a breach of his employment contract had occurred and that he is entitled to monthly compensation for the remainder of the term of the contract. The Company plans to deny any breach. To date the Company is not aware of any litigation having been filed in this matter and cannot estimate a possible contingent liability.

     On January 17, 1997, the Company's joint venture partner in the Czech Republic notified the Company it is delinquent in the payment of certain obligations of the joint venture agreement and threatened to terminate the association. The Company disagrees with the assertion and has invoked its right to arbitrate this dispute. Pending resolution, the Company has suspended any further work in the Czech Republic. The Company is currently unable to predict the outcome or make any estimates regarding the related loss contingency.

     A financial consulting firm was retained by Danube prior to its acquisition by the Company to assist in raising capital in exchange for commissions based on the capital obtained. Upon completion of the Danube acquisition by the Company, the financial consultant filed a complaint asserting a claim of $435,000 for commissions, interest, and legal fees. Prior to the acquisition of Danube, the financial consulting firm was successful in raising a limited amount of money and the Company has offered a settlement of $50,000, the approximate amount it believes is due (which amount is included in accrued expenses in the accompanying financial statements), plus additional commissions for future financing received as a result of the consulting firm's efforts.

     The Company paid $120,000 of dividends on its 1995 Series Preferred Stock during 1996, and approximately $175,000 during 1997. The dividends may have been inappropriately paid under Utah law due to the existence of a stockholders' deficit throughout most of the periods involved. As a result, the Company may have a claim against the preferred shareholders who received the dividends for their repayment.

NOTE 6 -- SUBSEQUENT EVENTS

     On August 13, 1997, Texaco closed the acquisition of its agreement to appraise, operate, and develop the Company's Pol-Tex Commission No. 134-93 and delivered to the Company's subsidiary $500,000 (U.S.).

     On August 11, 1997, the Company announced that it had retained a leading investment bank on an exclusive basis to render certain financial advisory and investment banking services to the Company.

     Subsequent to June 30, 1997, holders of 3,497.5 shares of the Company's 1997 Preferred Stock, that were acquired for an aggregate of $3,497,500, elected to convert such shares into an aggregate of 484,905 shares of the Company's common stock.

     The 1,250,000 shares of 1996 Preferred Stock was automatically converted into 2,500,000 shares of common stock on July 3, 1997.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the acquisition of rights to explore for and exploit natural gas and coal bed methane gas in various parts of the world. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland that has been farmed out to a subsidiary of Texaco, Inc. ("Texaco"), a natural gas project in Slovakia, a natural gas project in the Czech Republic and, as a result of a recent acquisition of a subsidiary of OMV Group, a natural gas project in the Sakha Republic, a member of the Russian Federation located in eastern Siberia. In addition, the Company has an exclusive right to negotiate the terms of a joint venture arrangement with the Polish Oil & Gas Company ("POGC") concerning a separate natural gas project in Poland and is currently seeking industry partners to develop and exploit a third Polish project.

     During the last 120 days, the Company's financial position has dramatically improved and the scope of its activities has significantly expanded.

RECENT DEVELOPMENTS

     Funding Activities

     The Company has historically suffered from a lack of capital. The Company's activities to date have not generated revenues, so it has been unable to meet its funding needs from operations. The Company has been dependent exclusively on equity and debt transactions in order to obtain the funds necessary to acquire and advance its projects. Through March 31, 1997, the Company had negative working capital and a stockholders' deficit. Since March 31, 1997, the Company has completed a number of financing transactions, significantly improving its working capital position and providing it with funds to complete its recent acquisition and to meet its contractual commitments in the near term.

     The Company had a working capital deficit in excess of $7,500,000 at March 31, 1997. At June 30, 1997, the Company's working capital surplus was in excess of $12,000,000. Included in the Company's current assets at June 30, 1997, under the line item of " Receivables from Shareholders" were subscription receivables of $10,010,000 and $7,500,000. Both of those subscription receivables were received by the Company subsequent to June 30, 1997.

     In addition, the Company has very recently entered into an agreement with Oppenheimer & Co., Inc., a leading investment bank, granting Oppenheimer the exclusive right to render certain financial advisory and investment banking services to the Company.

     OMVJ Acquisition

     The Company completed the acquisition of OMV (Jakutian) Exploration GmbH ("OMVJ"), a subsidiary of OMV Group ("OMV") on June 11, 1997. OMV is Austria's largest industrial company and it explores and develops oil and gas projects in Europe, the Mediterranean, and Asia, owns a number of oil refineries, and operates an extensive pipeline network. OMV holds an option to purchase 2,000,000 shares of the Company's restricted common shares.

     OMVJ's primary asset is a 50% interest in a joint venture (known as "TAKT") which holds gas exploration interests located in the Sakha Republic. OMVJ's joint venture partner is Sahaneftegas (the national oil and gas company of the Sakha Republic). The Sakha Republic is geographically the largest member of the Russian Federation and is located in Eastern Siberia. TAKT was formed to appraise, explore, and, if justified, develop and export oil and gas reserves that may be discovered on the areas subject to the joint venture. TAKT currently holds two large exploration blocks located near the city of Lensk, covering approximately 21,300 square kilometers (approximately 9,650 square miles) located in the southeast area of the East Siberian Platform or East Siberian Basin. These areas have both been approved for exploration by the Sakha Republic government and the USSR State Committee for Geology. TAKT also holds the right of first refusal on adjoining exploration blocks. TAKT has been conducting activities within its two blocks for the past six years, employing modern seismic and exploration techniques. The exploration phase is expected to last for another three to five years and is estimated to cost in its entirety approximately $28,000,000 (U.S.) of which OMVJ's share would be $14,000,000 (U.S.). It was reported to the Company that OMVJ had spent approximately $6,000,000 (U.S.) on the project to date.

     The Sakha Republic is thinly populated, with a population of just over 1,000,000 people. Over 40% of its territory lies within the Arctic Circle and the entire Republic is subject to severe climatic conditions. The ultimate successful development of any hydrocarbons that may be found in this area will depend on the construction of gathering and transportation systems over vast distances, probably into Asia. The Company does not have the resources to construct such pipelines.

     The acquisition of OMVJ has been reflected in the June 30, 1997, balance sheets based on the cash purchase price of $6,107,908, the value of an option previously granted to OMV, and the Company's costs in completing the acquisition. The Company will file historical financial information concerning OMVJ and pro forma information concerning the combined companies in an amendment to its report on Form 8-K dated June 11, 1997. Readers are referred to that report for additional information.

     POGC Agreement

     On April 28, 1997, Pol-Tex entered into a letter of intent with Polish Oil and Gas Company ("POGC") to form a joint technical team to evaluate concessions for natural gas exploration currently held by POGC or in which it is in the process of obtaining rights located in the Carpathian Flysch and Tectonic Foredeep areas of Poland. The joint team will identify the areas to be subject to a joint venture between the Company and POGC and the timing and extent of the obligations of the two parties. The joint team has held several meetings, exploring the possible development of the proposed project. The letter of intent specifies an exploration budget of $15 million over a three year period and grants the Company the exclusive right to negotiate with POGC concerning the concessions through September 30, 1997.

     Texaco Transaction

     On March 24, 1997, The Company entered into an agreement with a subsidiary of Texaco Incorporated ("Texaco") to sell the Pol-Tex Concession, the largest of the coal bed methane gas concessions held by the Company in Poland, to Texaco. The agreement also grants a first right of refusal to Texaco to obtain a controlling interest in two other Polish Concessions (the MMR and MMJ concessions) for methane gas exploration held by the Company. This transaction was completed subsequent to June 30, 1997.

     Slovakian Farm-Out

     In May of 1997, the Company entered into a letter of intent with Belmont Resources, a publicly held Canadian corporation, providing for the farm-out of a small portion of the Company's Slovakian concession in exchange for a substantial interest in Belmont Resources. The agreement is subject to the approval of the Vancouver Stock Exchange and Nafta Gbely, the Company's joint venture partner. The letter allows until September 30, 1997 to complete the transaction.

     Financial Position

     The Company had accumulated losses of approximately $23,977,000 through June 30, 1997, most of which have been paid by the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's stock and debt transactions provided net cash of approximately $8,194,000, $2,927,000, and $4,989,000 during the years ended 1996, 1995, and 1994, respectively. Since December 31, 1996, the Company has sold 15,000 shares of its 1997 Preferred Stock for gross proceeds of $15,000,000, sold 4,930,000 shares of common stock for gross proceeds of $19,260,000, and converted an additional $3,950,000 in debentures into 1,485,964 shares of common stock.

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

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception. Since June 30, 1997, the Company has received $500,000 from Texaco in connection with the closing of the transfer of the Pol-Tex Concession. The Company does not currently have a source of ongoing revenues.

     The Company had a net loss applicable to common shares for the three and six months ended June 30, 1997, of approximately $2,450,000 and $3,740,000, respectively, as compared to a net loss of approximately $1,290,000 and $1,740,000 for the comparative periods ended June 30, 1996. The difference is due in large part to the expansion of the Company's activities, primarily as a result of acquisitions and the growth of the Company's administrative expenses. A substantial portion of the general and administrative expenses consist of payments to a limited number of officers, directors, and consultants.

     From inception on June 7, 1991, through June 30, 1997, the Company had accumulated losses of $23,977,041 of which $23,566,127 was a net loss from operations and $410,904 a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. No such gains or losses were recognized in the six months ended June 30, 1997, or 1996. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

     The Company has recently received a preliminary report on the second test well drilled and completed on its Slovakian concessions. The reservoir intersected by the wells drilled appears to be a tight formation with relatively low permeability. Both wells have been the subject of extensive testing and while the second well drilled has not been fraced (which may improve its performance), the Company believes that these reports already indicate that the Slovakian Concession represents a viable property and wells drilled should produce in the neighborhood of 30,000 cubic meters of gas per day. Such a result would be substantial enough to justify the drilling and completion of a number of additional wells, albeit not at the production levels the Company had originally hoped for.

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

     As of June 30, 1997, the Company reported approximately $23,430,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provided the funds required for acquisitions and operating activities. During the six months ending June 30, 1997 and 1996, operations required cash of approximately $610,000 and $1,200,000, respectively. Since inception on June 7, 1991, the Company has used net cash in operations of approximately $12,000,000. Such net cash has been used principally to fund cumulative net losses of approximately $24,000,000.

     Investing activities used net cash of approximately $8,000,000 for the six months ended June 30, 1997, the largest component of which was the approximately $6,100,000 cash payment booked in connection with the acquisition of OMVJ, as compared to approximately $665,000 in the prior six month period. Since inception, the Company's investment activities have used cash of approximately $22,100,000.

     Financing activities provided net cash of approximately $13,400,000 during the six month period ending June 30, 1997, as compared to $2,200,000 in the prior year comparative period. As stated above, the Company has received additional gross proceeds of approximately $17,510,000 since June 30, 1997, from equity transactions. From inception through June 30, 1997, the proceeds from financing activities are approximately $39,800,000 of which approximately $9,947,000 is net proceeds from prior borrowings and payments to related parties.

     At June 30, 1997, the Company had total current assets of approximately $23,315,000 and total current liabilities of approximately $11,200,000, resulting in working capital of approximately $12,115,000 or a working capital ratio 2:1. Current assets include $17,510,000 of subscription receivables, all of which was received by the Company subsequent to June 30, 1997. The current debt includes a $2,500,000 obligation to former Danube shareholders who are now principal stockholders of the Company.

     As noted above, the Company has relied principally on cash provided from financing activities to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will be required to obtain additional cash either from financing activities or operations to meet its longer term needs. The Company believes that the engagement of Oppenheimer & Co. will provide assistance in meeting the Company's future financial requirements, but there can be no assurance that funds will be available to the Company as and when needed by its business activities, or at all. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company by the current shareholders.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses.


                                    PART II

                               OTHER INFORMATION
                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

          SEC
Exhibit   Reference
Number    Number        Title of Document             Location
-------   ---------     -----------------             --------
  1         (27)        Financial Data Schedule       This Filing

REPORTS ON FORM 8-K

     The Company filed two reports on Form 8-K during the quarter ended June 30, 1997, one dated May 30, 1997, reporting the filing of the Company's Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock and the sale of shares of 1997 Series A Convertible Preferred Stock and the second dated June 11, 1997, reporting the acquisition of all of the issued and outstanding stock of OMV (Jakutien) Exploration GmbH from OMV Group.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EUROGAS, INC.



Dated:  August 15, 1997                   By   /s/ Hank Blankenstein
                                            Hank Blankenstein,
                                            Secretary/Treasurer