Form 10-Q
period 1997-09-30
EUROGAS INC
filed 1997-11-14
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended   September 30, 1997

                                       OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the transition period from          to
                Commission File Number  33-1381-D


                                EuroGas, Inc.
            (Exact name of registrant as specified in its charter)


                      Utah                                   87-0427676
        (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                 Identification No.)


           942 East 7145 South, #101A
                 Midvale, Utah                                 84047
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

                         Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 13, 1997, the Issuer had 60,943,718 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART 1
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996 (the Company's most recent year end), and unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and statements of operations and cash flows from inception on June 7, 1991, through September 30, 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in-place reservoirs of hydrocarbons, the successful addressing of technical problems in completing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                              September 30,          December 31,
                                                                   1997                  1996
                                                             --------------         --------------
Current Assets
   Cash and cash equivalents                                 $   16,681,101         $      642,605
   Receivables from shareholders                                         --                     --
   Other receivables                                                 39,357                122,047
   Refundable deposit held in escrow                              4,000,000                     --
   Other current assets                                               2,253                  4,942
                                                             --------------         --------------
    Total Current Assets                                         20,722,711                769,594
                                                             --------------         --------------
Property and Equipment
   Mineral interests in unproved properties,
      net of valuation allowance                                 20,875,881             14,252,754
   Other property and equipment                                     317,097              2,423,039
                                                             --------------         --------------
                                                                 21,192,978             16,675,793
   Less:  Accumulated depreciation                                  (26,711)            (2,144,113)
                                                             --------------         --------------
    Net Property and Equipment                                   21,166,267             14,531,680
                                                             --------------         --------------
Other Assets
   Goodwill, net                                                      8,776                 14,319
   Deposits and long-term prepayments                               436,661                586,546
                                                             --------------         --------------
    Total Other Assets                                              445,437                600,865
                                                             --------------         --------------
Total Assets                                                 $   42,334,415         $   15,902,139
                                                             ==============         ==============

The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              September 30,          December 31,
                                                                   1997                  1996
                                                             --------------         --------------
Current Liabilities
   Accounts payable                                          $    1,357,740         $    1,389,859
   Accrued liabilities                                            2,176,397              2,542,953
   Accrued income taxes                                             911,051                911,051
   Accrued preferred dividends                                      259,653                116,768
   Notes payable-current portion                                         --              3,688,788
   Notes payable to related parties-current portion                 409,490              1,062,092
                                                             --------------         --------------
    Total Current Liabilities                                     5,114,331              9,711,511
                                                             --------------         --------------
Long-Term Debt
   Notes payable                                                  3,917,104              5,733,702
   Notes payable to related parties                               5,015,108              4,897,844
                                                             --------------         --------------
    Total Long-Term Debt                                          8,932,212             10,631,546
                                                             --------------         --------------
Minority Interest                                                   950,000                950,000
                                                             --------------         --------------
Stockholders' Equity (Deficit)
   Preferred stock, $0.001 par value, 2,396,144 shares
      and 3,641,968 shares authorized, issued and
      outstanding, respectively                                       2,396                  3,642
   Common stock, $0.001 par value, 325,000,000
      shares authorized, 60,265,862 shares and
      49,143,862 shares issued and outstanding,
      respectively                                                   60,266                 49,144
   Additional paid-in capital                                    56,701,991             14,842,922
   Cumulative foreign currency translation adjustment               (14,749)               (14,749)
   Deficit accumulated during the development stage             (29,412,032)           (20,271,877)
                                                             --------------         --------------
    Total Stockholders' Equity (Deficit)                         27,337,872             (5,390,918)
                                                             --------------         --------------
Total Liabilities and Stockholders' Equity                   $   42,334,415         $   15,902,139
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


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                        Cumulative
                                                                                                           From
                                          For the Three Months           For the Nine Months           June 7, 1991
                                           Ended September 30,           Ended September 30,        (Date of Inception)
                                        --------------------------    --------------------------          Through
                                            1997           1996           1997           1996       September 30, 1997
                                        -----------    -----------    -----------    -----------    ------------------
Sale of Property Interest               $   500,000    $        --    $   500,000    $        --    $     500,000
                                        -----------    -----------    -----------    -----------    -------------
Costs and Expenses
   Cost of property interest sold           500,000             --        500,000             --          500,000
   Impairment of mineral interests
     in property                          1,972,612             --      1,972,612             --        2,941,713
   Depreciation and valuation
     allowance                                   --            206          4,725            619        2,100,604
   General and administrative             3,376,063      1,681,400      6,472,763      3,473,192       20,158,877
                                        -----------    -----------    -----------    -----------    -------------
    Total Costs and Expenses              5,848,675      1,681,606      8,950,100      3,473,811       25,701,194
                                        -----------    -----------    -----------    -----------    -------------
Other Income (Expenses)
   Interest income                          219,558           (530)       231,808             34          530,648
   Interest expense                        (268,817)       (38,700)      (789,325)      (112,599)      (3,122,965)
   Exchange gains (losses), net             191,859             --        239,015             --         (311,282)
   Other income                               1,054             --          1,054             --           66,078
                                        -----------    -----------    -----------    -----------    -------------
    Total Income (Expenses), Net            143,654        (39,230)      (317,448)      (112,565)      (2,837,521)
                                        -----------    -----------    -----------    -----------    -------------
Loss Before Income Taxes                 (5,205,022)    (1,720,836)    (8,767,548)    (3,586,376)     (28,038,715)

Benefit from (Provision for) Income
  Taxes                                          --        172,084             --        358,638         (763,941)
                                        -----------    -----------    -----------    -----------    -------------
Net Loss                                 (5,205,022)    (1,548,752)    (8,767,548)    (3,227,738)     (28,802,657)

Dividends Applicable to Preferred
  Shares                                    198,471         29,900        372,607         89,700          609,375
                                        -----------    -----------    -----------    -----------    -------------
Net Loss Applicable to Common
  Shares                                $(5,403,493)   $(1,578,652)   $(9,140,155)   $(3,317,438)   $ (29,412,032)
                                        ===========    ===========    ===========    ===========    =============

Net Loss Per Common Share               $     (0.09)   $     (0.03)   $     (0.17)   $     (0.09)   $       (0.99)
                                        ===========    ===========    ===========    ===========    =============

Weighted Average Number of
  Common Shares Used in Per
  Share Calculation                      58,108,511     47,484,903     52,612,078     37,846,296       29,151,900
                                        ===========    ===========    ===========    ===========    =============

The accompanying notes are an integral part of these financial statements.


                         EUROGAS, INC. AND SUBSIDIARIES
              (An Exploration Enterprise in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        Cumulative
                                                                                                           From
                                                                 For the Nine Months                   June 7, 1991
                                                                 Ended September 30,                (Date of Inception)
                                                         -----------------------------------              Through
                                                              1997                  1996             September 30, 1997
                                                         -------------         -------------         ------------------
Cash Flows From Operating Activities
   Net loss                                              $  (8,767,548)        $  (3,227,738)         $  (28,802,657)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
         Impairment of mineral interests in
            Properties                                       1,972,612                    --               2,941,713
         Depreciation and amortization                          10,268               459,338               2,106,146
         Compensation paid with issuance of
            common stock                                            --                    --                 605,592
         Exchange (loss)                                            --                    --                (550,298)
   Changes in operating assets and liabilities, net
     of assets acquired:
         Receivables                                            84,641            (1,120,386)                109,039
         Accounts payable                                      (32,119)               70,362                 152,561
         Accrued liabilities                                   144,350             1,180,212               4,731,567
         Income tax payable                                         --               458,003                 763,941
         Other                                                 152,742                38,077                  58,932
                                                         -------------         -------------          --------------
    Net Cash Used in Operating Activities                   (6,435,054)           (2,142,132)            (17,883,464)
                                                         -------------         -------------          --------------
Cash Flows From Investing Activities
   Purchases and exploration of mineral interests
      in properties                                         (1,621,438)           (3,335,616)            (12,963,399)
   Purchases of property and equipment                              --                    --              (2,426,337)
   Acquisitions of subsidiaries, net of cash
      Acquired                                              (6,314,287)                   --              (6,129,194)
   Increase in deposits and prepayments                     (4,000,000)                   --              (4,540,000)
   Proceeds from sale of interest in gas property              500,000                    --                 500,000
                                                         -------------         -------------          --------------
    Net Cash Used in Investing Activities                  (11,435,725)           (3,335,616)            (25,558,930)
                                                         -------------         -------------          --------------
Cash Flows From Financing Activities
   Proceeds from issuance of debt-related parties            4,317,262             4,321,387              19,191,272
   Repayment of debt-related parties                        (2,000,000)                   --              (6,927,441)
   Proceeds from issuance of debt                            1,030,873             1,257,111               8,868,399
   Principal payments on debt                               (2,938,860)                   --              (4,329,289)
   Proceeds from issuance of common stock                   33,500,000                    --              43,616,537
   Dividends paid on preferred stock                                --                    --                (120,000)
                                                         -------------         -------------          --------------
    Net Cash Provided by Financing Activities               33,909,275             5,578,498              60,299,478
                                                         -------------         -------------          --------------
Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                                        --                    --                (175,983)
                                                         -------------         -------------          --------------
Net Increase in Cash and Cash Equivalents                   16,038,496               100,750              16,681,101

Cash and Cash Equivalents at Beginning
   of Period                                                   642,605                72,212                      --
                                                         -------------         -------------          --------------
Cash and Cash Equivalents at End of Period               $  16,681,101         $     172,962          $   16,681,101
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

                                                                                                        Cumulative
                                                                                                           From
                                                                 For the Nine Months                   June 7, 1991
                                                                 Ended September 30,                (Date of Inception)
                                                         -----------------------------------              Through
                                                              1997                  1996             September 30, 1997
                                                         -------------         -------------         ------------------
Supplemental Disclosure of Cash Flow
  Information
   Cash paid for interest                                $          --         $          --          $       77,361
   Cash paid for income taxes                                       --                    --                      --

Supplemental Schedule of Noncash Investing and Financing Activities

On June 11, 1997, the Company acquired all of the outstanding common stock of OMV (Jakutien) Exploration Gesellschaft m.b.H. (OMVJ) for $6,107,908 cash, acquisition costs of $220,396, a stock option to purchase 2,000,000 shares of common stock exercisable at $4.00 to $6.00 per share, and a 5% interest in OMVJ's net profits. The fair value of the stock option on the date granted was $1,150,000. The fair value of the OMVJ net assets was $7,506,621.

From March through August 1997, long-term notes payable of $6,450,000, and accrued interest of $539,223 were converted into 1,869,754 shares of common sock at an average conversion rate of $3.74 per share.

During May 1997, 15,000 shares of the Company's 1997 Series A Preferred Stock were issued for net cash of $13,250,000. In conjunction with the issuance, commissions were paid in the form of 50,000 shares of the Company's common stock.

During July 1997, 1,250,000 shares of 1996 Series preferred stock along with $72,774 in related accrued preferred dividends were converted into 2,500,001 shares of common stock. In addition, 10,824.5 shares of 1997 Series preferred stock and $156,948 of related accrued preferred dividends were converted into 1,772,246 shares of common stock from July through September 1997.


                         EuroGas, Inc. and Subsidiaries
              (An Exploration Enterprise in the Development Stage) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - MAJOR TRANSACTIONS

     On June 11, 1997, the Company acquired all the issued and outstanding stock of OMV (Jakutien) Exploration GmbH ("OMVJ") from the OMV Group, Austria's largest industrial concern, in exchange for $6,107,908 U.S. and a 5% interest in OMVJ's net profits. OMVJ's primary asset is a 50% interest in a joint venture in the Republic of Sakha (often referred to as Yakutia and the largest member of the Russian Federation) with Sahaneftegas, the Yakutian national oil and gas company. Prior to the agreement of acquisition, the Company also granted a stock option to OMV Group for 2,000,000 shares of common stock exercisable at $4.00 per share until April 1, 1998, $5.00 per share until March 31, 1999, and $6.00 per share through March 31, 2000, when it will expire if not exercised. The stock option was treated as a non-refundable deposit towards obtaining an interest in properties which was completed by the acquisition of OMVJ. The amount of the deposit was approximately $1,150,000 based on the fair value of the stock option on the date the parties agreed that it would be granted. The cost of the OMVJ acquisition totaled $7,478,304.

     In August of 1997, the Company officially closed its transaction with Texaco for the sale of the Pol-Tex Concession 134 for the exploration and development of coal bed methane gas and received an initial payment of $500,000. Texaco has recently commenced drilling but it is too early for the Company to have received a report on the results of such drilling. The agreement also granted first right of refusal for Texaco to obtain a controlling interest in two other Polish concessions held by the Company known as MMR and MMJ.

     During the third quarter 1997, the investment in oil and gas interests in the Czech Republic were evaluated and were determined to be impaired. Accordingly, an impairment loss in the amount of $1,972,612 was recognized as an expense related to this unproved property interest.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

     The following table summarizes the changes in stockholders' equity (deficit) during the nine months ended September 30, 1997:

                                                                                     Cumulative   Deficit
                                                                                     Foreign      Accumulated
                                 Preferred Stock       Common Stock     Additional   Currency     During the     Total
                               ------------------  -------------------  Paid-in      Translation  Development    Stockholders'
                                 Shares    Amount     Shares    Amount  Capital      Adjustment   Stage          Equity (Deficit)
                               ---------   ------  ----------  -------  -----------  -----------  ------------   ----------------
Balance-December 31, 1996      3,641,968   $3,642  49,143,862  $49,144  $ 7,727,275  $(14,749)    $(20,271,877)  $(5,390,918)

Issuance for cash, March 19,
1997, $5.50 per share                 --       --     500,000      500    2,749,500        --               --     2,750,000

Conversion of notes payable
and related interest,
March 19, 1997, $2.70 per
share                                 --       --     852,630      853    2,301,247        --               --     2,302,100

Issuance of 1997 Series
Preferred stock in Regulation
S offering for cash, net of
$1,750,000 offering costs,
May 28, 1997, $833.33 per
transferred share                 15,000       15      50,000       50   13,249,935        --               --    13,250,000

Options granted in connection
with acquisition of OMV
(Jakutien), June 11, 1997             --       --          --       --    1,150,000        --               --     1,150,000

Issuance upon  exercise of
stock options for cash, June
30 and August 3, 1997, $7.00
to $2.50 per share                    --       --   4,429,999    4,430   17,495,570        --               --    17,500,000

Conversion of notes payable
and related interest, June 20
and August 3, 1997, $2.75 to
$3.16 per share                       --       --     633,334      633    1,877,997        --               --     1,878,630

Conversion of 1996 Series
Preferred shares and accrued
dividends, July 17, 1997      (1,250,000)  (1,250)  2,500,001    2,500       71,524        --               --        72,774

Conversion of notes payable
and related interest,
September 1, 1997,
$7.32 per share                       --       --     383,790      384    2,808,109        --               --     2,808,493

Conversion of 1997 Series
preferred shares and related
accrued dividends, July 17
through September 30, 1997       (10,824)     (11)  1,772,246    1,772      155,187        --               --       156,948

Preferred dividends                   --       --          --       --           --        --         (372,607)     (372,607)

Net loss                              --       --          --       --           --        --       (8,767,548)   (8,767,548)
                               ---------   ------  ----------  -------  -----------  --------     ------------   -----------

Balance-September 30, 1997     2,396,144   $2,396  60,265,862  $60,266  $56,701,991  $(14,749)    $(29,412,032)  $27,337,872
                               =========   ======  ==========  =======  ===========  ========     ============   ===========

NOTE 4 - RELATED PARTY TRANSACTIONS

     From time to time, the Company receives short-term advances or the obligations of the Company are temporarily met by entities affiliated with the officers, directors, and consultants. In addition, the Company has received longer term loans from such entities. These transactions are reflected on the balance sheets of the Company as notes to related parties. The amounts advanced on behalf of the Company totaled approximately $250,000 and $1.2 million for the three and nine months ended September 30, 1997.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company has entered into employment contracts for consulting services with certain individuals, which include a former director and members of his immediate family. The contracts had original terms that ranged from six months to three years. The contracts were initially terminated during 1997 with remaining commitments under these terminated contracts of approximately $112,500 at September 30, 1997. However, the Company has continued to make substantial payments under extensions of the contracts.

     The Company has been informed that it is the subject of an investigation by the United States Securities and Exchange Commission (SEC), involving the financial and other information set forth in the Company's periodic filings and press releases. The Company has produced numerous documents and the oral testimony of its officers and directors pursuant to extensive subpoenas from the SEC. The SEC has obtained similar information from the Company's prior independent public accountants. While the Company has not had any contact with the SEC for over a year, it cannot yet predict the duration or outcome of this investigation.

     The Kingdom of the Netherlands has assessed a tax against the Company's operating subsidiary, GlobeGas, even though it has significant operating losses. The tax is the result of imputed earnings calculated on interest-free loans made by GlobeGas. The Company accrued liabilities in prior periods relating to this assessment in the amount of $763,941.

     An unrelated entity filed a claim against the Company in connection with lending activities between that entity and the management of GlobeGas prior to the reorganization with the Company. The claim asserted that funds which were loaned to management may have been invested into GlobeGas and therefore the entity might have had an interest in GlobeGas at the date of its reorganization with the Company. In November 1996, the Company entered into an agreement which settled the claim. The Company issued 100,000 shares of common stock to the entity and granted the entity options to purchase 2,000,000 shares of common stock at $3.50 to $6.00 per share based upon when the options are exercised.
The options were exercisable upon issuance and are exercisable through December 1998. The Company has recently been sued for failure to register the shares and options delivered pursuant to the settlement agreement. (See PART II - "ITEM 1. LEGAL PROCEEDINGS.")

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

NOTE 6 -- SUBSEQUENT EVENTS

     On October 13, 1997, the Company received an additional concession in the form of a usufruct from the Polish Ministry of Environmental Protection of Natural Resource and Forestry to explore and potentially develop a 110 square kilometer coal bed methane concession located close to the MMR and MMJ Concessions. The Company is currently conducting a feasibility study to explore the possibility of developing gas wells for a combined heat and power plant project in which a consortium of North American power companies has expressed an interest. The agreement requires an expenditure of only $40,000 per year pending completion of a feasibility study and negotiations with third parties if warranted.

     On October 23, 1997, the Company entered into an agreement with Polish Oil and Gas Company ("POGC") formalizing a Letter of Intent and which provides for joint exploration of areas of interest potentially covering approximately 1,900,000 acres. The area covered by the agreement includes the Carpathian Flysch and Tectonic Foredeep areas, encompassing the Bieszcady as well as certain southeastern Carpathian concessions currently held by POGC. The joint venture is currently shooting wide line seismic in an area known as Rymanow-Leske and hopes that the interpretations from the seismic work will provide a basis for locating a well site expected to be drilled in 1998.
The initial drilling will be done in a 50-50 basis and is expected to cost between $8,000,000 and $10,000,000. The contract calls for a total contractual commitment from the Company of $15,000,000.

     On November 11, 1997, the Company acquired an outstanding 5% minority interest in its Slovakian Project in exchange for 250,000 shares of restricted common stock.

     The Company has entered into what constitutes agreements in principle to secure options and indirect rights to a natural gas project known as Beaver River located in British Columbia. This project contemplates the reworking and
reengineering of a former producing field.   It is expected that the project
will be led by a subsidiary of Canadian Occidental Petroleum. The Company will initially commit approximately $1,000,000 and then may defer any decision about completing the acquisition until it receives the results of the initial work performed by the subsidiary of Canadian Occidental Petroleum. If the Company eventually elects to proceed, it will obtain an approximately 18% working interest in exchange for the $1,000,000 and 2,100,000 shares of its restricted common stock.

     The Company also determined not to proceed with its previously announced Letter of Intent with Belmont Resources, a public held Canadian corporation of a farm-out of a small portion of this Concession. The Company incurred no material cost in connection with the execution and termination of this Letter of Intent.

     Subsequent to September 30,1997, an additional 3,115.5 shares of 1997 Series Preferred Stock and related accrued dividends were converted to 677,856 shares of common stock. Through November 13, 1997, a total of 13,940 1997 Series Preferred Stock and related accrued dividends had been converted into 2,450,102 shares of common stock. 1,060 shares of the 1997 Series Preferred Stock remain outstanding.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the acquisition of rights to explore for and exploit natural gas and coal bed methane gas in various parts of the world. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland which has been farmed out to a subsidiary of Texaco, Inc. ("Texaco"), a natural gas project in Slovakia, and, as a result of a recent acquisition of a subsidiary of OMV Group, a natural gas project in the Sakha Republic, a member of the Russian Federation located in eastern Siberia. The assets acquired from OMV Group also include the right of first refusal to exploit other minerals in the areas of interest, including gold.

     In addition, the Company has recently entered into a joint venture agreement with Polish Oil & Gas Company ("POGC") concerning a separate project in the Carpathian Flysch and Tectonic Foredeep formation located principally in southeastern Poland. The Company is also in the final stages of negotiation with POGC and Ukrgasprom (the Ukrainian state concern for the oil and gas industry) for an agreement to explore and develop the same formation on the Ukrainian side of the border, and another agreement with the holder of a similar Slovakian concession covering the same formation in the Slovakian Carpathians. The Company has also entered into an agreement in principle which provides for the right to acquire a substantial interest in a national gas project known as the Beaver River located in British Columbia, Canada which is to be operated by a subsidiary of Canadian Occidental Petroleum.

RECENT DEVELOPMENTS

     Funding Activities

     Prior to the second quarter of 1997, the Company suffered from a lack of capital. The Company's activities to date have not generated revenue, except from the sale of an interest in property, so it is not able to meet any of its funding needs from operations. Since December 31, 1996, the Company has completed a number of equity financings with net proceeds to the Company of $33,500,000 which have significantly improved its working capital position and provided it with funds to complete its recent acquisitions and to meet its contractual obligations in the near term. The dramatic changes in stockholders equity which have occurred in the last nine months are set forth in the financial statements. At September 30, 1997, the Company had $16,681,000 in cash and cash equivalents and $15,608,380 in working capital available.

     In addition, the Company has recently entered into an agreement with CIBC/Oppenheimer & Co., Inc., a leading investment bank, granting
CIBC/Oppenheimer the exclusive right to render certain advisory financial and investment banking services to the Company.

     OMVJ Acquisition

     The Company completed the acquisition of OMV (Jakutien) Exploration GmbH ("OMVJ"), a subsidiary of OMV Group ("OMV") on June 11, 1997. OMV is Austria's largest industrial company and it explores and develops oil and gas projects in Europe, the Mediterranean, and Asia, owns a number of oil refineries, and operates an extensive pipeline network. OMV holds an option to purchase 2,000,000 shares of the Company's restricted common shares.

     OMVJ's primary asset is a 50% interest in a joint venture (known as "TAKT") which holds gas exploration interests and the right to acquire gold concession interests located in the Sakha Republic. OMVJ's joint venture partner is Sahaneftegas (the national oil and gas company of the Sakha Republic). The Sakha Republic is geographically the largest member of the Russian Federation and is located in Eastern Siberia. TAKT was formed to appraise, explore, and, if justified, develop and export oil and gas reserves that may be discovered on the areas subject to the joint venture. TAKT currently holds two large exploration blocks located near the city of Lensk, covering approximately 21,300 square kilometers (approximately 9,650 square miles) located in the southeast area of the East Siberian Platform or East Siberian Basin. These areas have both been approved for exploration by the Sakha Republic government and the USSR State Committee for Geology. EuroGas' acquisition and the extension of license rights have been approved by the appropriate governmental authorities. TAKT also holds the right of first refusal on adjoining exploration blocks. TAKT has been conducting activities within its two blocks for the past six years, employing modern seismic and exploration techniques. The exploration phase is expected to last for another three to five years and is estimated to cost in its entirety approximately $28,000,000 (U.S.) of which OMVJ's share would be $14,000,000 (U.S.).

     The Company recently received information covering gold exploration projects approved by the Russian Federation covering areas in the Republic of Sakha and which have now been made available upon a first right of refusal basis to TAKT. The Company has hired third party experts to evaluate the projects.

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

     The acquisition of OMVJ has been reflected in the balance sheets as of September 30, 1997, based on the cash purchase price of $6,107,908, the value of an option previously granted to OMV, and the Company's costs in completing the acquisition. The Company has filed historical financial information concerning OMVJ and pro forma information concerning the combined companies in its report on Form 8-K dated June 11, 1997, as amended. Readers are referred to that report for additional information.

     POGC & Other Agreement Covering the Exploration of the Carpathians

     On October 23, 1997, the Company entered into an agreement with Polish Oil and Gas Company ("POGC") formalizing a Letter of Intent and which provides for joint exploration potentially covering approximately 1,900,000 acres. The area covered by the agreement includes the Carpathian Flysch and Tectonic Foredeep areas, encompassing the Bieszcady as well as certain southeastern Carpathian concessions currently held by POGC. The joint venture is currently shooting wide line seismic in an area known as Rymanow-Leske and hopes that the interpretations from the seismic work will provide a basis for the selection of a well site expected to be drilled in 1998. The initial drilling will be done in a 50-50 basis and is expected to cost between $8,000,000 and $10,000,000. The contract calls for a total initial commitment from the Company of $15,000,000.

     The Company is also in the final stages of negotiation with POGC and Ukrgasprom (the Ukrainian state concern for the oil and gas industry) for an agreement to explore and develop the same formation on the Ukrainian side of the border, and another agreement with the holder of a similar Slovakian concession covering the same formation in the Slovakian Carpathians. The Company hopes to have both agreements finalized by November 30, 1997.

     Coal Bed Methane Concessions and Texaco Transaction

     In August of 1997, the Company officially closed its transaction with Texaco for the sale of the Pol-Tex Concession 134 for the exploration and development of coal bed methane gas and received an initial payment from Texaco of $500,000. Texaco has recently commenced drilling but it is too early for the Company to have received a report on the results of such drilling. The agreement also granted first right of refusal for Texaco to obtain a controlling interest in two other Polish concessions held by the Company known as MMR and MMJ.

     On October 13, 1997, the Company received an additional concession from the Polish Ministry of Environmental Protection of Natural Resource and Forestry to explore and potentially develop a 110 square kilometer coal bed methane concession located close to the MMR and MMJ Concessions. The Company is currently conducting a feasibility study to explore the possibility of developing gas wells for a combined heat and power plant project in which a consortium of North American power companies has expressed an interest. The agreement requires an expenditure of only $40,000 per year pending completion of a feasibility study and negotiations with third parties if warranted.

     Slovakian Project

     The Company is currently drilling a third well (Trebisov 9) on its Slovakian Concession. Trebisov 9 is a deviated well drilled on the same location as Trebisov 8 which was recently drilled and tested. The drilling is intended to help complete the work on the estimation and definition of the reservoir in conjunction with some additional seismic work to be undertaken in 1998. The first two wells drilled have both been subject to production tests which indicate that a stimulated well in the Trebisov area should produce approximately 1.1 million cubic feet per day. The Company plans to drill three additional development wells by June of 1998. After the drilling of these three wells, all the wells will be stimulated by fracturing and, if the results are as expected, placed into production in the third quarter of 1998. Applications for the construction of the production facilities are currently being made to the Slovakian authorities.

     In November of 1997, the Company acquired an outstanding 5% minority interest in the Slovakian Project in exchange for the issuance of 250,000 shares of restricted common stock.

     The Company also determined not to proceed with its previously announced Letter of Intent with Belmont Resources, a public held Canadian corporation of a farm-out of a small portion of this Concession. The Company incurred no material cost in connection with the execution and termination of this Letter of Intent.

     Czech Properties

     After review of the results of the drilling in the Czech Republic and the low priority assigned to this project by management of the Company, the Company decided to terminate its activities in the Czech Republic and agreed to surrender any rights therein. The Company suffered an impairment of its mineral interests and overall properties in the amount of $1,972,612. (See Results of Operations discussed below.)

     Beaver River Project

     The Company has entered into agreements in principle to acquire directly or indirectly a substantial interest in the Beaver River National gas field located in northeastern British Columbia. The gas field was originally developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia. Technical problems led to excess water production and Amoco set in the field in 1978. However, a subsidiary of Canadian Occidental Petroleum has entered into an agreement to attempt to establish commercial natural gas production in the project using up-to-date technology and may, if warranted, spend up to $13,000,000 (US) on the project before requiring any participation from the other working interest. The participation would be acquired by the exercising of an option to purchase a current 1/3 interest in the field (prior to the assignment of an interest to Canadian Occidental Petroleum and the purchase of shares in a publicly held Canadian interest which owns a 16.7% interest in the current lease). The Company will initially deliver $1,000,000 for a partial interest and will have the right but not the obligation to purchase the remaining interest in stages depending upon the Wascana operating results. If Wascana is successful in reestablishing commercial production, the Company will have the right, through the agreements described above, to ultimately own an approximate 18% working interest in exchange for the $1,000,000 already delivered and an additional 2,113,207 shares of commons stock.

     Financial Position

     The Company had accumulated losses applicable to common stock since inception of approximately $29,412,000 through September 30, 1997, most of which have been funded out of proceeds received from the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's stock and debt transactions provided net cash of approximately $8,194,000, $2,927,000, and $4,989,000 during the years ended 1996, 1995, and 1994, respectively. Since December 31, 1996, the Company has sold 15,000 shares of its 1997 Series Preferred Stock for gross proceeds of $15,000,000, sold 4,930,000 shares of common stock for gross proceeds of $20,250,000, and converted an additional $6,989,223 in debentures and other obligations into 1,869,754 shares of common stock.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs which include the costs of Company owned equipment. Since the Company has no proved reserves or established production, these properties have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates unproved properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception, except for the $500,000 received from Texaco during the quarter ended September 30, 1997. The Company does not currently have a source of ongoing revenues.

     The Company had a net loss applicable to common shares for the three and nine months ended September 30, 1997, of approximately $5,403,000 and $9,140,000, respectively, as compared to a net loss of approximately $1,579,000 and $3,317,000 for the comparative periods ended September 30, 1996. The difference is due in large part to the expansion of the Company's activities, primarily as a result of acquisitions, the growth of the Company's administrative expenses, and the Company's decision to write off the carrying value associated with its interests in the Czech Republic in the amount of $1,972,612. A substantial portion of the general and administrative expenses consist of payments to a limited number of officers, directors, and consultants.

     From inception on June 7, 1991, through September 30, 1997, the Company had accumulated losses of $29,412,000 of which $28,803,000 was a net loss from operations and $609,000 a charge for dividends applicable to preferred shares.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. No gains or losses were recognized in the nine months ended September 30, 1997, and 1996, respectively. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

     Under the full cost method by which the Company accounts for its mineral interests in properties, costs of unproved properties are assessed periodically and any resulting provision for impairment would normally be charged to the proved property base, but since the Company does not have any proved properties, the impairment is charged to operations. The impact of such reassessment and resulting impairment charge could be significant during any particular period and resulted in a write down of $1,972,612 during the quarter ended September 30, 1997, in the carrying value of the assets associated with the Company's interests in the Czech Republic. As a result of the foregoing, the results of operations for any particular period may not be indicative of the results that could be expected for the remainder of the year.

     As of September 30, 1997, the Company reported approximately $20,876,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the nine months ending September 30, 1997 and 1996, operations required cash of approximately $6,435,000 and $2,142,000, respectively. Since inception on June 7, 1991, the Company has used net cash in operations of approximately $17,883,000. Such net cash has been used principally to fund cumulative net losses of approximately $28,803,000.

     Investing activities used net cash of approximately $11,436,000 for the nine months ended September 30, 1997, the largest component of which was the approximately $6,315,000 booked in connection with the acquisition of OMVJ, as compared to approximately $3,336,000 used for acquisitions in the prior nine month period. Since inception, the Company's investment activities have used cash of approximately $25,559,000.

     Financing activities provided net cash of approximately $33,909,000 during the nine month period ending September 30, 1997, as compared to $5,578,000 in the prior year comparative period. From inception through September 30, 1997, the proceeds from financing activities are approximately $60,299,000 of which approximately $12,264,000 is net proceeds from borrowings and payments to related parties.

     At September 30, 1997, the Company had total current assets of approximately $20,723,000 and total current liabilities of approximately $5,114,000, resulting in working capital of approximately $15,609,000 or a working capital ratio of 4 to 1.

     As noted above, the Company has relied principally on cash provided from financing activities to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will be required to obtain additional cash either from financing activities or operations to meet its longer term needs. The Company believes that the engagement of CIBC/Oppenheimer will provide assistance in meeting the Company's future financial requirements, but there can be no assurance that funds will be available to the Company as and when needed by its business activities, or at all. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company by the current shareholders.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses.


                                    PART II

                               OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

     On August 30, 1997, the Company settled all matters outstanding between the former shareholders of Danube and the Company by entering an agreement which converted all of the outstanding past due principal and interest due on a promissory note in the amount of $2,808,493 in exchange for 383,790 shares of the Company's common restricted stock (calculated based on $7.00 per share). In connection with this agreement, all claims held by the former Danube shareholders, including claims previously asserted by Martin Schuepbach as a result of an alleged breach of his employment agreement, were released.

     On August 21, 1997, KUKUI, Inc. asserted a claim against EuroGas, Inc. in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the settlement agreement between the Company and KUKUI as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares delivered to KUKUI in connection with the settlement. In addition, KUKUI has informed the Company and the court that Bishop's Estate, its parent, would be entering a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 shares in the Company's common stock. The Company has denied any liability and intends to vigorously defend the claim. (See Note 5 to Financial Statements.)


EXHIBITS

     The following exhibits are included as part of this report:

            SEC
Exhibit   Reference
Number     Number       Title of Document
-------   ---------     -----------------
  1         (10)        Mining Usufruct Contract between The Minister of Environmental
                        Protection, Natural Resources and Forestry of the Republic of Poland
                        and Pol-Tex Methane, dated October 3, 1997

  2         (10)        Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997

  3         (10)        Agreement for Acquisition of 5% Interest in a subsidiary by and between
                        EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997

  4         (10)        Option Agreement by and between EuroGas, Inc., and Beaver River
                        Resources, Ltd., dated October 31, 1997

  5         (27)        Financial Data Schedule

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EUROGAS, INC.


Dated:  November 14, 1997                   By  /s/ Hank Blankenstein
                                              Hank Blankenstein, Vice-President