Form 10-K
period 1997-12-31
EUROGAS INC
filed 1998-04-01
CIK 783209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[   ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 1997

                                       OR

[ X ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to

                    Commission file number   33-1381-D

                                   EuroGas, Inc.
             (Exact name of registrant as specified in its charter)

                       Utah                                  87-0427676
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

   942 East 7145 South, #101A, Midvale, Utah                   84047
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (801) 255-0862

Securities registered under section 12(b) of the Act:

     Title of each class         Name of each exchange on which registered
           None                                    None

Securities registered under section 12(g) of the Act:

                                     None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 30, 1998, there were 63,179,917 shares of the Issuer's common stock, par value $0.001, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $245,428,842, computed at the closing quotation for the Issuer's common stock of $5.1875 as of March 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes. None.



                                            TABLE OF CONTENTS

Item Number and Caption                                                                                 Page
         .............................................................................................
PART I

1. & 2.  Business & Properties........................................................................   3

3.       Legal Proceedings............................................................................  15

4.       Submission of Matters to a Vote of Security Holders..........................................  17

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters........................  18

6.       Selected Financial Data......................................................................  20

7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........  21

8.       Financial Statements and Supplementary Data..................................................  23

9.       Changes in and Disagreements With Accountants on Accounting and Financial
         Disclosure...................................................................................  23

PART III

10.      Directors and Executive Officers of the Registrant...........................................  24

11.      Executive Compensation.......................................................................  27

12.      Security Ownership of Certain Beneficial Owners and Management...............................  29

13.      Certain Relationships and Related Transactions...............................................  30

PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................  32


SIGNATURES............................................................................................  36

                                     PART I

                      ITEMS 1. & 2.  BUSINESS & PROPERTIES

GENERAL

     EuroGas, Inc. (the "Company"), is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons. The Company has acquired several large concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. One of the Company's early projects was a coal bed methane gas concession in Poland that was sold, with a retained interest, to a subsidiary of Texaco, Inc. ("Texaco"). In connection with this transaction, the Company gave Texaco a right of first refusal to acquire a controlling interest in two other coal bed methane concessions the Company holds in Poland. The Company has subsequently been granted another concession in Poland and has entered into an agreement with Polish Oil and Gas Company ("POGC") to jointly explore 1.9 million acres in which POGC holds, or has the right to acquire, interests. The Company has also entered into a letter of intent with Ukrainian state oil and gas concerns to expand potential exploration into the Ukraine.

     The Company also holds an interest in a potential natural gas field located in Slovakia. It is a joint venture partner there with NAFTA Gbely a.s. ("NAFTA"), an energy concern that was formerly part of the national oil and gas company. The Company has drilled four wells on this location and is currently drilling a fifth.

     The Company recently acquired EuroGas Jakutien Exploration GmbH, formerly known as OMV (Jakutien) Exploration GmbH ("EJ"), from OMV Group ("OMV"), which holds a 50% interest in a joint venture established to explore for oil and gas in the Sakha Republic in northeastern Siberia. The Company also holds an interest in an oil and gas project in Canada and, in March 1998, purchased an interest in a talc deposit located in Slovakia. The Company has terminated an earlier interest it held in the Czech Republic.

     The Company is in the early stages with respect to its exploration interests and has not yet established production or a source of revenues. The Company has been dependent to date on equity financings to meet its funding needs and anticipates that it will continue to be so for the foreseeable future.

     As a result of amounts spent in obtaining its concessions and its interests in the joint ventures, negotiating and completing the acquisition of businesses and related interests, completing exploration work to date, and funding the ongoing activities of the Company, the Company had an accumulated deficit of $32,197,306 at December 31, 1997. The Company did have working capital in excess of $9 million at December 1997. However, due to the substantial drilling and exploration commitments of the Company and its current lack of production, the Company expects that it will continue to incur losses and that its accumulated deficit will increase. The Company has not had reoccurring revenues and does not currently have established production or proved reserves. The Company has funded its cash flow requirements to date through a series of equity and debt transactions. There can be no assurance that this source of funding will continue to remain available to the Company. If available, there is no assurance that it will provide the level of financing necessary for the Company to meet its business objectives or even the Company's existing obligations.
(See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

     When used herein, the "Company" includes EuroGas, Inc., and its wholly-owned subsidiaries, Danube International Petroleum Company ("Danube"), EuroGas Jakutien Exploration GmbH ("EJ," previously OMVJ), EuroGas Pulska Sp. zo.o. and Energy Global A.G. ("Energy Global"), and the subsidiaries of each of these subsidiaries, including GlobeGas B.V. ("GlobeGas"), Pol-Tex Methane, Sp. zo.o. ("Pol-Tex"), McKenzie Methane Ribnik Sp. zo.o. ("MMR"), McKenzie Methane Jastrebie Sp. zo.o. ("MMJ"), Danube International Petroleum Holding B.V. ("Danube Netherlands"), and the NAFTA Danube Association ("Danube Slovakia"). (See the discussion under "History" below.)

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

     Coal bed methane gas production has been occurring for some time in the United States and has drawn attention recently in Poland due in part to the joint EPA/AID study. The Polish Concessions were originally pursued by management of GlobeGas as they realized that there was a growing demand in Europe for this type of gas that is a cleaner and more efficient source of energy than coal. The Polish government adopted the position that production of the potential methane reserves would not only benefit the country economically but could also significantly reduce air pollution and acid rain in the country.

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

     Poland has an extensive collection pipeline network readily accessible to it that should facilitate the transmission and sale of any gas discovered on the Company's concessions.

The Pol-Tex Concession and Related Matters

     In January 1993, the Company's wholly-owned subsidiary, Pol-Tex was awarded exploration rights for coal bed methane gas in a concession located in the Upper Silesian Coal Basin in Poland (the "Pol-Tex Concession"). In September 1993, the Company's wholly owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA to form McKenzie Methane Ribnik Sp. zo.o. ("MMR") to exploit a second concession located in the Upper Silesian Coal Basin. In March 1996, the Company's 85%-owned subsidiary, McKenzie Methane Jastrzebie Sp. zo.o. ("MMJ"), entered into a joint venture agreement for a third concession in the same area. These three concessions (the "Polish Concessions") cover approximately 92,000 acres in south central Poland.

     In August of 1997, the Company completed an agreement with a subsidiary of Texaco Incorporated ("Texaco") to sell the Pol-Tex Concession, the largest of the coal bed methane gas concessions held by the Company, to Texaco in exchange for an initial payment $500,000. The agreement granted Texaco the right to commence an initial drilling program to appraise the concession and then to proceed to develop the concession, if warranted. The agreement also grants a first right of refusal to Texaco to obtain a controlling interest in two other Polish concessions (the MMR and MMJ concessions) upon which EuroGas intends to conduct development activities. The transaction included the sale of approximately $200,000 in fair market value of assets and equipment.

     Since August of 1997, Texaco has drilled six exploratory wells on the Pol-Tex Concession that it intends to perforate and fract during the spring of 1998. Texaco has also prepared for the drilling of two additional wells.

     At the end of the 18-month period (approximately February of 1999), Texaco can elect to continue to work on the Pol-Tex Concession in exchange for a $2,500,000 payment to the Company. If Texaco elects to proceed, it has up to 30 months to undertake development work on the Concession and then Texaco must elect whether or not to complete the acquisition of the Concession. If Texaco then elects to proceed, it must pay the Company an additional $2,500,000 and 14% of the net profit from the sale of the first 500 billion cubic feet of methane gas; 16% of the net profit from the sale of the next 500 billion cubic feet; 18% of the net profits of the next 1 trillion cubic feet sold; and 20% of the net profits thereafter. If Texaco elects not to proceed after the initial 18 months, the Company would receive the Concession back, with any improvements, subject to the approval of the Polish Ministry. If Texaco elects not to proceed after the development phase, the Company can reacquire the Concession at a price to be determined by the parties or a third party appraiser, again subject to approval by the Polish Ministry.

     In addition, the Company also granted Texaco the first right of refusal to acquire control of its other coal bed methane concessions in Poland known as the MMR and MMJ concessions, at a price to be determined either by the parties or a third party appraiser. For now, the Company will continue to operate the MMR and MMJ concessions.

     On October 13, 1997, the Company received an additional concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop 110 square kilometer coal bed methane concession located near the MMR and MMJ concessions. The Company plans to conduct a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The agreement requires expenditure of only $40,000 per year pending completion of a feasibility study and negotiations with third parties for the eventual purchase of natural gas if found.

     On October 23,1997, the Company completed an agreement with Polish Oil & Gas ("POGC") to undertake additional appraisal and development activities for a large area located in the Carpathian Flysch and tectonic Foredeep areas of Poland. The agreement contemplates a total expenditure by the Company of $15 million (US) over a three-year period. The parties established a joint team whose initial work is the interpreting of the data generated by a $1.5 million
(US) wide-line seismic work program which was conducted in the Rymanow-Leske area of the Carpathian Mountains in southeastern Poland. The technical team expects to use the interpreted data to select the site for drilling a deep well (5,000 to 5,500 meters) later this year.

     Since the Company does not currently have the funds necessary to meet the proposed development budget, it may seek to obtain an established industry partner to participate in the proposed joint venture. There can be no assurance that the Company will be able to do so or that such participation would be on terms favorable to the Company.

     The Company is also investigating the formation of a consortium of power companies to purchase any methane gas production from the MMR and MMJ concessions and to fund a proposed power plant to be constructed on the MMR and MMJ concession areas.

ACTIVITIES IN SLOVAKIA

     As part of its intent to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("Danube") which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. (See discussion under "History" below.) The Company has focused on the development of the Slovakian project, and abandoned its interest in the Czech Republic during 1997. Danube is a partner in a joint venture agreement (the "Slovakian Oil & Gas Joint Venture") with NAFTA Gbely A.S. ("NAFTA") organized for natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia. The joint venture now operates pursuant to an exploration permit that expires April 24, 1999. The Slovakian Oil & Gas Joint Venture recently completed four test wells and has commenced a fifth test well. In late 1996, NAFTA and the Company agreed to add an additional area of mutual interest to their joint activities (sometimes referred to as the Lipany area).

     In March 1998, the Company acquired a 55% interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia. Thyssen Schachtbau GmbH, a leading international mining engineering company, and Dorfner AG, a leading German processing and refining company for industrial minerals, hold the majority interest in the Gemerska Talc Deposit. The Company purchased its interest for a nominal cash payment and will assume 43% of the development budget which is expected to be approximately $12 million over the next two and one-half years. (The Company's obligation will be approximately $5 million.)

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

     The main economic segments of Slovakia are agricultural and manufacturing. Various foreign companies have located manufacturing plants in Slovakia, taking advantage of skilled, cheap professionals and other labor, as well as the close proximity to "Western" Europe. A prime example of this is Volkswagen A.G., which has located manufacturing facilities in Slovakia. Energy in Slovakia is primarily provided by massive gas and oil imports from countries formerly a part of the Soviet Union. Domestic production of oil and gas cover only a small percentage of Slovakia's energy needs.

Slovakian Oil & Gas Joint Venture

     The activities of the Slovakian Oil & Gas Joint Venture with NAFTA are conducted pursuant to a three-year exploration permit granted on April 24, 1996 (the "License"). As it continues its exploration and development on the area subject to the License, the Joint Venture will seek to acquire additional permits that have not yet been granted. Recently, an area known as Lipany was added to the Slovakian Joint Venture. Prior to the Company acquiring its interest in the Slovakia Oil & Gas Joint Venture 11 wells were drilled in the area covered by the License between 1960 and 1982. All of these wells had gas shows, though none were completed for commercial production. The Company believes that new wells can be drilled offsetting the old wells that, if they have similar gas shows, can be completed with routine techniques that now exist for the recovery of gas from these types of formations.

     The Slovakian Oil & Gas Joint Venture drilled its initial well, Trebisov 5R in what is known as the South Cluster, which encountered a 980 meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep). In December of 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMcf") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a flowing pressure of 275 psi. The tests were preliminary and were conducted prior to the cleaning up of the well and removing water from the well.

     Subsequently, the Joint Venture has completed the drilling of three additional wells and has commenced the drilling of a fifth well in the area. In consultation with its technical consultant, Schlumberger, the joint venture has decided to complete all the wells drilled, construct a processing plant and tie production to a nearby gas pipeline by the end of the year. The Company recently engaged a leading petroleum engineering firm to prepare a reserve analysis on the Trebisov reservoir.

     The joint venture is also completing 3D seismic surveys in the northern Trebisov area and if the results warrant, drill an exploration well in that area. The Company expects to spend approximately $9 million during the remainder of the year for its share of the cost in Slovakia. These expenditures should permit the Company to meet all its contractual commitments outlined below.

     Under the terms of the agreement, the Company was obligated to provide 75% ($4.98 million) of the projected initial test phase funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. In addition to the wells, the Company is obligated to complete a seismic program to collect additional geophysical data. All funds required for the initial test phase have been expended and the drilling is now being paid 60% by the Company and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, additional funds will be paid 50% by the Company and 50% by NAFTA. The current projections indicate that this limit will be exceeded later this year. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")

     In late 1996, the Company and NAFTA agreed to add an additional area in the Lipany region of Slovakia as part of the joint venture. This area consists of approximately 26,000 acres located in the northeastern part of Slovakia and lies within a geological structure known as the Central Carpathian Paleogene Basin. Six wells were drilled by the Communist regime in Lipany and tested with either gas and/or oil showings. Those wells have not been plugged and the joint venture may investigate re-entering those wells. The Company had originally intended to farm out this additional area to a third party, but has determined not to complete the farm out as previously contemplated.

     During March of 1998, the Company was informed by NAFTA that there may be certain title problems related to areas of mutual interest proposed to be explored and developed by the Slovakian Oil & Gas Joint Venture outside of the Trebisov area. All of the wells drilled by the Company to date are located in the Trebisov area and the Company is not aware of any title problems in that area. The disputed area is located in the southern portion of the property covered by the designations contained in the joint venture agreement and is subject to a competing claim of ownership by a private Slovakian company. To the extent that the Slovakian Oil & Gas Joint Venture does not have the right to explore certain areas as previously contemplated, the Company's expansion beyond the Trebisov area may be limited. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem. (See "ITEM 3. LEGAL PROCEEDINGS.")

     On April 16, 1997, the Company announced that it had entered into a Confidentiality Agreement that covered the possible participation in a number of its projects by OMV Aktiengesellschaft. OMV is Austria's largest industrial company and it explores and develops oil and gas projects in Europe, the Mediterranean, and Asia, owns a number of oil refineries, and operates an extensive pipeline network. OMV was granted an option to purchase 2,000,000 shares of the Company's restricted common shares. The area under current investigation includes the Slovakian Concession (including the Lipany area) and other areas which may reach into Poland. The discussions with OMV are preliminary in nature and there can be no assurance that an agreement will result.

     The Slovakian Oil & Gas Joint Venture is managed by a joint management committee consisting of four appointees of each of the joint venture participants. Major decisions with respect to the development and operation of the Slovakian Concession require the approval of the joint management committee. Action taken by the joint management committee is required to be unanimous. The Company, through its subsidiary, Danube, acts as the operator of the Slovakian Concession during the initial test phase and for all subsequent drilling and testing operations. NAFTA acts as the operator for production operations. All of the assets acquired by the joint venture are owned 50% by each of the participants. If one of the participants wishes to undertake any drilling, testing, production, or exploration work on the Slovakian Concession and is unable to obtain the approval of the joint management committee, it can proceed with the work at its own expense and risk. Any party drilling a successful well under such conditions is entitled to recover 200% of the direct investment in the well if it is drilled in an existing field or 400% of the direct investment if the well is a wildcat well.

     The Slovakian Oil & Gas Joint Venture has not established the extent of any reservoir that may have been tapped by its activities to date and has not entered into any contracts for the sale or transportation of any gas that might be recovered. If the Joint Venture is unable to obtain the necessary permits or if it is unable to establish ongoing production and sell the gas at a sufficiently high price to pay the associated production costs, provide a return on the capital expenditures made, provide funds for ongoing activities, and provide a profit, it may be unable to continue its exploration and development activities or successfully produce any natural gas that may be discovered.

SLOVAKIAN TALC DEPOSIT

     In March 1998, the Company acquired a controlling interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a minority interest in a talc deposit (the "Gemerska Poloma-Talc Deposit") located approximately 50 kilometers west of Kosice in eastern Slovakia. Exploratory holes drilled between 1987 and 1994 confirmed the existence of a large talc deposit located approximately 350 meters, or 1150 feet, below the surface.

     RimaMuran has the obligation to fund 43% of the projected $12 million of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will be provided by the Company. While initial exploration activities have indicated the existence of a large talc deposit, the commercial recovery of the talc has not been established.

ACTIVITIES IN THE SAKHA REPUBLIC

     On June 11, 1997, the Company acquired all of the issued and outstanding stock of OMV (Jakutien) Exploration GmbH from OMV A.G., Austria's largest industrial concern, in exchange for $6,252,754 (US), an option to acquire up to 2,000,000 shares of the Company's common stock, a 5% interest in the acquired company's net profits from identified preliminary oil and gas licenses, and 1% of gross production of the TAKT Joint Venture outside such licenses. Subsequently, the subsidiary's name was changed to EuroGas Jakutien Exploration GmbH ("EJ").

     EJ's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of the Sakha Republic. The conversion of TAKT to a joint stock company with limited liability was approved by the Company and Sakhaneftegas on December 1, 1997. TAKT was formed to appraise, explore, and develop, and, when appropriate, export oil and gas reserves, in two large areas of interest located in Yakutia (officially known as the Sakha Republic and often referred to as "Jakutien" in German and "Yakutia" or "Yakut" in English). Yakutia has the largest land area of the members of the Russian Federation and is located in the far eastern portion of what was formerly the Soviet Union. TAKT has negotiated a detailed agreement with the Sakha Republic and the Russian Federation for the exploration, production, and development of hydrocarbons located in the areas of interest. This agreement is subject to execution and approval by the legislative bodies of the Sakha Republic and the Russian Federation, which approval is currently being sought.

     Yakutia is thinly populated (just over 1,000,000 people) and covers approximately 3,100,000 square kilometers that the United States Geological Service has rated as extremely rich in natural resources. There has been limited commercial exploitation of hydrocarbons in Yakutia and current production is generally limited to providing fuel for heat and energy to local urban and industrial complexes, partly because of the general remoteness of the area and the poor transportation network currently in existence. Since 1991, the Yakutian government has put in place an economic and legal system that is designed to encourage foreign investment and the export of hydrocarbons. The Company's interest in acquiring EJ was based in large part on the Company's belief that TAKT is well-positioned to participate in the perceived international gas export project which has been envisioned pursuant to feasibility studies conducted by Korean, Chinese, and Japanese consortiums.

     TAKT currently holds two exploration blocks located near the city Lensk, which cover approximately 21,300 square kilometers (approximately 8,225 square miles) located in the southeast of the East Siberian platform or East Siberian Basin. An application to extend the two exploration licenses for an additional 20 years was submitted to the Sakha Ministry of Justice in January 1998. TAKT also holds first right refusal on adjoining exploration blocks. TAKT has been conducting activities within the two blocks for the past six years, employing modern seismic and exploration techniques with encouraging results. The exploration for and, if justified, the production of, hydrocarbons, in Yakutia is made more difficult by the climatic conditions, the general remoteness of the area, and the lack of infrastructure. The area is subject to extreme arctic conditions and does not have any facilities for transporting hydrocarbons to existing markets. The Company's ability to exploit any potential benefit from this project will rely in part on the activities of other independent entities in constructing the necessary infrastructure and establishing markets for hydrocarbons.

     Under the terms of the proposed Exploration and Production Sharing Contract, the exploration phase, which is expected to last for another three to five years, is estimated to cost in its entirety approximately $28 million (US) of which EJ's share would be $14 million (US). Under the proposed agreement, TAKT has also agreed with the Yakutian government to spend 2.5% of its budget in the exploration phase for environmental and social concern obligations and another 2.0% of the development stage expenditures, but in no event will these collective commitments exceed $30 million (US). Such expenses are recoverable against royalties and profits payable. The production carries with it an 8% royalty and a 40% net profit interest payable to the Yakutian and Russian Federation governments.

     Principal work which should be undertaken during 1998 will be to reprocess 17 kilometers of seismic information. The reprocessing work will be done by Yakutskgeofisika, the geophysical arm of Sakhaneftegas. The parties are now discussing whether or not a second well could be spudded prior to year-end.

     EJ and Sakhaneftegas each appoint two members to the board of directors of TAKT with EJ having the right to nominate the chairman who holds the tie-breaking vote. Unanimous votes are required for any amendments of the joint venture itself, the admission of new partners, any buying or selling of shares, reappointment or dismissal of the director general, and certain other specified actions.

     EuroGas has selected Wolfgang Rauball and J. Toni Preuss as its representatives, with Wolfgang Rauball to serve as the chairman.

ACTIVITIES IN CANADA

     The Company had entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia.
The gas fields was originally developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia. Technical problems led to excess water production and Amoco shut-in the field in 1978. However, a subsidiary of Canadian Occidental Petroleum has entered into an agreement to attempt to reestablish commercial natural gas production in the project using up-to-date technology and may, if warranted, spend up to $13 million (US) on the project before requiring any participation from the other working interests.
The contracting parties amended the terms and structure of the transaction to some degree so that the Company has exercised a portion of its option by first purchasing 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for a total of $950,000 (US). United Gunn Resources, Ltd. holds an approximately 12% working interest in the project. The Company will complete the exercise of its options by acquiring a direct 16% percent working interest in the project by exchanging $300,000 and 2,400,000 shares of restricted common stock with a third party. EuroGas will retain the right to purchase back 1,900,000 of the 2,400,000 shares of restricted common stock, for return of the interest, any time prior to April 15, 1999 if EuroGas determines that the results produced do not warrant the continued holding of the direct interest.

ACTIVITIES IN THE UKRAINE

     EuroGas has entered into a letter of intent with an Ukrainian state-owned company, Zahidukrgeologia, to acquire 13 oil and gas properties which include both standard oil and gas and coal bed methane projects located in the western Ukraine. The Company is looking for a partner and has recently signed a Confidentiality Agreement with a major European energy concern concerning its possible participation in this and other Ukrainian projects.

     The Company had previously announced the signing of a letter of intent with Ukrnafta, a joint stock company, to explore and develop several large potential oil and gas fields, which it believes have the potential for substantial reserves which the Company believes may be exploited by the introduction of modern technology and secondary recovery technology. Part of the formations subject to this letter of intent are a continuation of the Carpathian structures present in the Company's activities in Slovakia and Poland.

     The Company intends to spend at least the first half of 1998 with a number of its key consultants in an attempt to formalize the acquisition and development proposals covered by these letters of intent.

RISKS ASSOCIATED WITH THE STAGE OF EXPLORATION AND LOCATION OF COMPANY'S
INTERESTS

     The Company has acquired interests in potential oil and gas projects that are in the very early stages of exploration based on management's belief that these projects have sufficient potential for reserves to justify the acquisition and exploration costs. However, none of these projects have been sufficiently developed to establish the existence of significant recoverable hydrocarbons, and the Company does not currently have production or established reserves. The value of the interests held by the Company is entirely dependent on the successful completion of its exploratory activities, of which no assurance can be given.

     The Company's activities carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Yakutia, and the Ukraine) are in the process of developing capitalistic economies therefore, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or yet adopted. Each of the governments have announced attempts to provide opportunities for foreign investment which has been one of the factors encouraging the Company's attention to oil and gas development in eastern Europe. Additionally, each of the governments, state agencies, and national companies with which the Company now deals have demonstrated a significant degree of stability and reliability. Nonetheless, there remains a risk that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's holdings at some future date.

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

COMPETITION

     In seeking to explore for, develop, and produce oil and gas, the Company competes with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Many of the entities that the Company competes with have access to far greater financial and managerial resources than the Company. As a result of the exclusive nature of the concessions held by the Company, to the extent that it is able to successfully explore for, develop, and produce hydrocarbon resources, the Company will be able to exclude any competitor from production of the resources located on the concessions, but it cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

EMPLOYEES AND CONSULTANTS

     As of March 30, 1998, the Company had two administrative employees located in Salt Lake City, Utah; six technical and field workers in Poland; one project manager in Slovakia, and one engineer located in Vienna. The Company's four principal consultants are located in Europe. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical and other consultants to provide specific geological, geophysical, and other professional services. Because the Company has concentrated primarily on acquiring concessions for later exploitation rather than operating them during 1997, the Company has relied principally on consultants who are paid one-time fees for their work and assistance. The Company expects to rely substantially on consultants for 1998, but expects thereafter to rely more on employees and permanent operating personnel.

OPERATIONAL HAZARDS AND INSURANCE

     The Company is engaged in the exploration for methane and natural gas and the drilling of wells and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of activities. The Company has not as yet obtained any hazard insurance although it has applications pending. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on the Company.

OFFICE SPACE

     The Company leases the 35th floor and penthouse of the building located at 80 Broad Street, New York, New York, consisting of approximately 8,800 square feet, under the terms of a sublease ending on August 31, 2000. The rent under this lease is $11,025 per month and required an initial prepaid rent of $481,100 on execution. The Company received a rent allowance equal to the first four months of the lease term commencing on September 1, 1996. The monthly lease payments are subject to annual escalation, based on the operating expenses of the building. The offices are currently occupied by the Company's public and shareholder relations firm that currently provides services to the Company in lieu of rent. The Company expects to use more of the space itself as its operations expand.

     The New York office maintains the Company's Website at http://www.eugs.com and also has available, for interested stockholders, maps and other material concerning the Company's activities.

     On September 3, 1996, the Company entered into a three-year lease for property located at 942 East 7145 South, #101A, Midvale, Utah, that provides for monthly payments of $1,631.40. The lease provides for annual increases in the lease payment in an amount equal to the increase in Consumer Price Index; provided that, such annual increase shall be not less than 6% or greater than 10%.

     The Company maintains an office (approximately 600 square feet) at Parkring 10 A-1010 Vienna, Austria, that has a monthly rental of approximately $3,240
(US). The Company also has an office located at Chilehaus A Fischertwiete 2, 20095, Hamburg, Germany, with a monthly rent of approximately $2,603 (US). Both of these offices are leased under one-year contracts. Finally, the Company owns an office with approximately 2,230 square feet in Warsaw, Poland.

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

     The agreement with Energy Global required that Northampton complete a stock consolidation of one share for each twenty-four shares previously issued and outstanding and deliver a sufficient number of post-consolidation shares of common stock to the former owners of Energy Global to reduce the prior shareholders' interest to approximately 10%. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") Thus the former shareholders of Energy Global became the controlling shareholders of the Company, which changed its name to EuroGas, Inc. Merlin V. Fish and Mark Burdge of the United States, officers and directors of Northampton, continued to act as officers and directors until December of 1995. (See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.")

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

     In August of 1997, the Company completed an agreement with a subsidiary of Texaco Incorporated ("Texaco") to sell the Pol-Tex concession, the largest of the coal bed methane gas concessions held by the Company, to Texaco in exchange for a payment $500,000 which granted Texaco the right to commence an initial drilling program to appraise the concession and then to proceed to develop the concession, if warranted. The agreement also grants a first right of refusal to Texaco to obtain a controlling interest in two other Polish Concessions (the MMR and MMJ concessions). The transaction included the sale of approximately $200,000 in assets and equipment.

     At the end of the 18-month period (approximately February of 1999), Texaco can elect to continue to work on the Concession in exchange for a $2,500,000 payment to the Company. If Texaco elects to proceed, it has up to 30 months to undertake development work on the Concession and then Texaco must elect whether or not to complete the acquisition of the Concession. If Texaco then elects to proceed, it must pay the Company an additional $2,500,000 and 14% of the net profit from the sale of the first 500 billion cubic feet of methane gas; 16% of the net profit from the sale of the next 500 billion cubic feet; 18% of the net profits of the next 1 trillion cubic feet sold; and 20% of the net profits thereafter. If Texaco elects not to proceed after the initial 18 months, the Company would receive the Concession back, with any improvements, subject to the approval of the Polish Ministry. If Texaco elects not to proceed after the development phase, the Company can reacquire the Concession at a price to be determined by the parties or a third party appraiser, again subject to approval by the Polish Ministry.

     In addition, the Company also granted Texaco the first right of refusal to acquire control of its other coal bed methane concessions in Poland known as the MMR and MMJ concessions, at a price to be determined either by the parties or a third party appraiser. For now, the Company will continue to operate the MMR and MMJ concessions.

     In July 1996, the Company continued in its quest to acquire additional gas interests in Eastern Europe by acquiring Danube. Danube was a participant in joint ventures for the exploration and production of natural gas in Slovakia and the Czech Republic. Danube was acquired for $3,000,000 in cash ($500,000 paid at closing and $2,500,000 which was eventually converted into 383,790 shares of common stock (the issuance of 2,500,000 shares of the Company's restricted common stock) the issuance of 1,250,000 shares of a newly created preferred stock (the "1996 Preferred Stock"), which was converted into an aggregate of 2,500,000 additional shares of the Company's common stock, and the issuance of warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the closing. The Company has recently lodged an indemnity claim against the former Danube shareholders. (See Item 3 - Legal Proceedings.)

     In connection with the transaction, the Company also issued 12,500,000 shares of common stock to Chemilabco, which held an interest in the operating subsidiaries of Danube and options to participate in the Czech and Slovakian operations of Danube. An outside investment group held a 5% interest in the gas projects of Danube that it received in exchange for a $1,000,000 investment and which was granted prior to the acquisition of Danube by the Company. The 5% minority interest was recently acquired for 250,000 shares of restricted common stock. As part of the acquisition, Danube agreed to pay advisory fees to SBC Warburg, a United Kingdom investment bank, and Moyes Newby & Company.

     In July of 1996, the Company added Dr. Martin A. Schuepbach, the President of Danube, as a director of the Company and appointed him as the Company's president and chief executive officer. Mr. Schuepbach subsequently resigned as a director and officer of the Company.

     On June 11, 1997, the Company acquired all of the issued and outstanding stock of EJ from OMV Inc., Austria's largest industrial concern, in exchange for $6,252,754 (US), an option to acquire up to 2,000,000 shares of the Company's common stock, a 5% interest in EJ's net profits from identified preliminary oil and gas licenses, and 1% of gross production of the TAKT Joint Venture outside such licenses.

     EJ's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of the Sakha Republic.

     On October 13, 1997, the Company received an additional concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 110 square kilometer coal bed methane concession located near the MMR and MMJ concessions. The Company plans to conduct a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The agreement requires expenditure of only $40,000 per year pending completion of feasibility study and negotiations with third parties for the eventual purchase of natural gas if found.

     On October 23 ,1997, Pol-Tex completed an agreement with Polish Oil & Gas ("POGC") to undertake additional appraisal and development activities for a large area located in the Carpathian Flysch and tectonic Foredeep areas of Poland. The agreement contemplates a total expenditure by the Company of $15 million over a three-year period. The parties established a joint team whose initial work is the interpreting of the data generated by a $1.5 million (US) wide-line seismic work program which was conducted in the Rymanow-Leske area of the Carpathian Mountains in southeastern Poland. The technical team expects to use the interpreted data to select the site for drilling a deep well (5,000 to 5,500 meters) later this year.

     In late 1997, the Company entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia. The gas field was originally developed by Amoco Canada in the 1960s and was one of the largest producing gas field in British Columbia. Technical problems led to excess water production and Amoco shut-in the field in 1978. However, a subsidiary of Canadian Occidental Petroleum has entered into an agreement to attempt to establish commercial natural gas production in the project using up-to-date technology and may, if warranted, spend up to $13 million (US) on the project before requiring any participation from the other working interests. The Company has proceeded to exercise its options by first purchasing 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for a total of $950,000 (US). United Gunn Resources, Ltd. holds approximately a 12% working interest in the project. The Company completed the exercise of its option by exchanging $300,000 and 2,400,000 shares of restricted common stock for 16% direct working interest from a third party. EuroGas did retain the right to purchase back, in exchange for return of the working interest, 1,900,000 of the 2,400,000 shares of restricted common any time prior to April 15, 1999 if EuroGas determines that the results produced do not warrant the continued holding of the direct interest.

     In March 1998, the Company acquired a 55% interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia. Thyssen Schachtbau GmbH, a leading international mining engineering company, and Dorfner AG, a leading German processing and refining company for industrial minerals, hold the majority interest in the Gemerska Talc Deposit. The Company purchased its interest for a nominal cash payment and will assume 43% of the development budget which is expected to be approximately $12 million over the next two and one-half years. (The Company's obligation will be approximately $5 million.)


                           ITEM 3.  LEGAL PROCEEDINGS

     In the annual report on form 10-KSB for the year ended December 31, 1996, the Company listed seven material pending legal proceedings. During 1997, the Company resolved a number of these matters, believes that the SEC investigation is essentially dormant, and continues to litigate two related matters as discussed below.

     On August 1, 1995, the United States Securities and Exchange Commission (the "SEC") issued a formal order In the Matter of EuroGas, Inc., to investigate whether violations of applicable law may have occurred. The Company has produced numerous documents pursuant to extensive subpoenas from the SEC and the oral testimony of its officers and directors. The SEC has obtained similar information from the Company's former independent public accountants. The Company has not been contacted by the SEC in connection with this matter for more than eighteen (18) months. However, the SEC has given no formal indication that it has completed its investigation and, the Company cannot predict the duration or outcome of this investigation.

     The Company's active litigation is now limited to matters relating to KUKUI and associated parties.

     In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims were resolved pursuant to a settlement agreement entered into in November 1996. Under the terms of the settlement agreement, the Company issued 100,000 shares of restricted Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998, to the Bishop's Estate (KUKUI's parent). The option exercise price was $3.50 per share if exercised within 90 days of the execution of the agreement with Texaco; $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

     In March of 1997, a trustee over certain of the individual McKenzies and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco agreement and exploitation of the Pol-Tex Concession in an action entitled: Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane,
Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division). The trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from persons who were acting as nominees for the McKenzies or in fact may be operating as a nominee for the McKenzies and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. (KUKUI is also the principal creditor of the McKenzies in these other cases.) The Company plans to vigorously defend against such claims. The Company believes that the litigation is without merit based on its belief that the prior settlement with KUKUI bars any such claim, the trustee over the McKenzies has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that the Company paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession. The Company also believes that continued pursuit of the claim may give rise to a separate cause of action against third parties that the Company will pursue if necessary.

     On August 21, 1997, KUKUI, Inc. asserted a claim against EuroGas, Inc. in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the settlement agreement between the Company and KUKUI as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares delivered to KUKUI in connection with the settlement. In addition, KUKUI has informed the Company and the court that Bishop's Estate, its parent, would be entering a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 shares in the Company's common stock. The Company has denied any liability, intends to vigorously defend the claim and recently filed a counterclaim against KUKUI and Bishop's Estate for breach of contract, in particular concerning its joint activities with the Trustee over the McKenzies.

     The Company has resolved three actions during the year and has one resolution pending as follows.

     The Kingdom of the Netherlands had assessed a tax against the Company's operating subsidiary, GlobeGas in the amount of $911,051 even though it had significant operating losses. During 1997, the income tax liability was reduced on the financial statements of the Company to $753,306 due to different exchange ratios. The Company has appealed the assessment and has proposed a settlement with the Netherlands which would reflect a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statement.

     On August 30, 1997, the Company settled all matters outstanding between the former shareholders of Danube and the Company by entering an agreement which satisfied the outstanding past due principal and interest due on a promissory note in the amount of $2,808,493 in exchange for 383,790 shares of the Company's common restricted stock (calculated based on $7.00 per share). In connection with this agreement, all claims held by the former Danube shareholders, including claims previously asserted by Martin Schuepbach as a result of an alleged breach of his employment agreement, were released.

     In February 1998, the Company settled a claim asserted by Moyes, Newby & Co., Inc., a financial consulting firm retained by the Company's subsidiary, Danube, prior to the acquisition of Danube by the Company. The settlement was for a cash payment of $310,000 which covered not only any funds raised or invested in the Danube projects (Slovakia) through the date of settlement, but covers any additional funds raised or invested by parties introduced directly or indirectly by Moyes Newby in the future.

     As a result of an analysis of the Czech properties, the Company determined that the pursuit of those properties were no longer warranted and returned the properties to its Czech partner. The Company does not believe it has any continuing liability with respect to the activities in the Czech Republic, but has reserved approximately $327,000 in the event of assertion of any liability in the future.

     As set forth in "ITEMS 1. & 2. BUSINESS & PROPERTIES: Slovakian Oil & Gas Joint Venture," the Company has been notified of a potential title problem with certain areas which the Company intended to explore and develop with NAFTA in the future. The area of concern relates to rights acquired through the acquisition of Danube. The Company believes that the owners of Danube knew or should have known about the problem prior to the acquisition of Danube and that no disclosure concerning the problem was made at the time. The Company has initiated a further investigation concerning the matter and has notified the former Danube shareholders of a claim for indemnity to the extent that the Company suffers any damage by reason of the potential title problem. As the matter is in its initial stages, the Company cannot predict whether it will be ultimately damaged by the title problem or, if damaged, will be able to recover from the former Danube shareholders.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a meeting of its shareholders on December 12, 1997, to elect its five directors, Dr. Reinhard Rauball, Paul Hinterthur, Dr. Gregory P. Fontana, Dr. Hans Fischer, and Hank Blankenstein. There were 21,549,618 shares in attendance at the meeting, by person or by proxy. All proposals of management were approved with the directors being elected by a vote of 21,549,618, all shares present, for the nominees.


                                    PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The common stock of the Company is traded on the Bulletin Board under the symbol "EUGS" under the symbol "EUGSF" on the Frankfurt Stock Exchange, the symbol "EUGSBE" on the Berlin Stock Exchange, EUGSS on the Stuttgart Exchange and EUGSH on the Hamburg Stock Exchange. As of March 30, 1998, there were 63,179,917 shares of the Company's common stock issued and outstanding.

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

           Quarter Ended            High Bid          Low Bid
         ------------------         ---------        ----------
         March 31, 1996             $  3.25          $   1.125
         June 30, 1996              $  7.875         $   1.75
         September 30 1996          $  5.75          $   2.875
         December 31, 1996          $  5.00          $   2.875
         March 31, 1997             $  6.75          $   3.4375
         June 30, 1997              $ 12.50          $   4.375
         September 30, 1997         $ 10.6875        $   4.9375
         December 31, 1997          $  7.625         $   3.75

     The liquidity of the common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 30, 1998, the closing quotation for the Company's common stock in the over-the-counter market was $5.1875.

     No dividends have been paid on the Company's common stock, and the Company does not have retained earnings from which to pay dividends. The Company accrued cumulative preferred dividends of $423,530 and $150,592 in 1997 and 1996, respectively. Of this amount, $305,325 was paid in 1997 by the issuance of common stock in connection with the conversion of a portion of the preferred stock. In 1996, the Company paid dividends on the preferred stock of $120,000 in cash at a time the Company had a stockholders' deficit. All cumulative dividends with respect to the Company's preferred stock would be required to be paid prior to the Company declaring or paying any dividend on its common stock. (See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.") Even if the Company was to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

SALE OF UNREGISTERED SECURITIES

      During 1997, the Company sold or delivered 10,544,030 shares of common stock and 4,450,000 options in transactions that were not registered under the Securities Act as described in more detail below. Unless otherwise noted, the sales were made without the participation of underwriters and without the payment of any commission. The Company relied upon the exemptions from registration provided in Section 4(2) of the Securities Act and Regulation D.

      No placement of securities involved a public offering. The two offerings for cash proceeds were to sophisticated institutions. The balance of shares and options were delivered in connection with either a conversion of outstanding indebtedness or the acquisition of property or mineral interests. In each instance, the Company used the proceeds for general working capital.

      The following summary does not include two sales previously reported in which the Company relied principally on Regulation S as an exemption from registration. The reports considering those sales were on the Company's
Form 8-K dated March 24, 1997, covering the sale of 500,000 shares for gross proceeds of $2.5 million and Form 8-K dated May 30, 1997, covering the issuance of a newly created preferred stock for gross proceeds of $15 million.

      On June 11, 1997, the Company delivered an option to OMV A.G. in connection with its purchase of a subsidiary of OMV A.G. whose principal asset was a joint venture in the Sakha Republic as described under ITEMS 1 & 2. BUSINESS & PROPERTIES: Activities in the Sakha Republic." The terms of the option provide for an exercise price of $4.00 per share until April 1, 1998, $5.00 per share until March 31, 1999, and $6.00 per share until March 31, 2000, at which time the unexercised portion expires.

      On June 30, 1997, the Company sold 1,430,000 shares of its restricted stock, at $7.00 per share, for a gross purchase price of $10 million (US) to Chemilabco B.V., a principal shareholder of the Company. (See "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

      Also on June 30, 1997, the Company sold to Finance Credit & Development Corporation, in a transaction that amended a prior financing agreement, a total of 2,999,999 shares of restricted common stock for $7.5 million and converted a $1 million outstanding debenture to 333,334 shares of restricted common stock. In connection therewith, the Company also granted a warrant for the acquisition of 2,200,000 shares of the Company's common stock at $3.00 per share. The option expires December 31, 1998.

      During the 1997 fiscal year, holders of convertible debenture notes (proceeds of which were received prior to 1997), converted a total of $10,947,991 of principal and accrued interest into 2,646,907 shares of the Company stock pursuant to the terms of the various debentures.

      On July 3, 1997, 1,250,000 shares of the 1996 Preferred Stock were automatically converted into 2,500,000 shares of common stock. The shares were held by the former shareholders of Danube that the Company acquired during fiscal 1996.

      On August 9, 1997, the Company sold an option to purchase 250,000 shares to CIBC Oppenheimer in connection with the entering into of a financial advisory agreement. The option provides for an exercise price $11.79, expires August 9, 2002, and provides CIBC Oppenheimer with registration and cashless exercise rights.

      On August 30, 1997, the Company converted a promissory note held by the former Danube shareholders in the amount of $2,846,590 of principal and accrued interest into 383,790 shares of the Company's common stock.

      On November 11, 1997, the Company delivered 250,000 shares of restricted common stock for the acquisition of the 5% interest in the Danube subsidiary which had been held by two foreign individuals which had invested $1 million with the Danube project prior to its acquisition by the Company in 1996.


                        ITEM 6.  SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company have been audited by the Company's independent certified public accountants. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included with this filing and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

STATEMENT OF OPERATIONS DATA

                                                         Year Ended December 31,
                            -------------------------------------------------------------------------------
                                1997             1996             1995             1994             1993
                            -----------      -----------      -----------      -----------      -----------
Net Sales                   $   500,000      $         0      $         0      $         0      $         0

Loss from Operations        $11,501,899      $ 6,413,183      $ 4,327,581      $ 3,699,439      $ 3,363,296

Loss per Common Share       $      0.22      $      0.16      $      0.13      $      0.15      $      0.18


BALANCE SHEET DATA

                                                      At December 31,
                            ----------------------------------------------------------------
                                1997              1996              1995             1994
                            ------------      ------------      -----------      -----------
Total Assets                $ 40,754,543      $ 15,902,139      $ 7,680,367      $ 7,599,962

Long-Term Obligations       $  3,157,789      $ 10,631,547      $ 4,011,750      $ 3,011,750

Cash Dividends
  per Common Share          $          0      $          0      $         0      $         0


                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons in various parts of the world. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland which has been sold to a subsidiary of Texaco, Inc. ("Texaco"), a natural gas project in Slovakia, a natural gas project in the Sakha Republic, a member of the Russian Federation located in eastern Siberia, a natural gas interest in Canada, and an interest in a Talc deposit in Slovakia.

     In addition, the Company has recently entered into a joint venture agreement with Polish Oil & Gas Company ("POGC") concerning a separate project in the Carpathian Flysch and Tectonic Foredeep formation located principally in southeastern Poland. The Company is also in the final stages of negotiation for an agreement to explore and develop projects in the Ukraine.

RECENT DEVELOPMENTS

Funding Activities

     Prior to the second quarter of 1997, the Company suffered from a lack of capital. The Company's activities to date have not generated revenue, except for the gross revenue of $500,000 recognized in connection with the sale of a single interest in property, so it is not able to meet any of its funding needs from operations. During the 1997 fiscal year, the Company completed a number of equity financings with cash proceeds to the Company of in excess of $33 million. In addition, the Company converted approximately $11 million of debt to equity. These transactions significantly improved the Company's working capital position and provided it with funds to complete its recent acquisitions and to meet its contractual obligations in the near term. At December 31, 1997, the Company had $17,247,667 in cash and cash equivalents and $9,365,940 in working capital available.

Financial Position

     The Company had an accumulated deficit of $32,197,306 at December 31, 1997, most of which has been funded out of proceeds received from the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's financing activities provided net cash of approximately $31 million, $8.2 million, and $2.9 million during the years ended 1997, 1996, and 1995, respectively. During this same period, operating activities used net cash of $3.2 million, $4.0 million, and $2.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. The largest portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with $11.2 million, $3.7 million, and $1.3 million used in investing activities for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs which include the costs of Company owned equipment. Since the Company has no proved reserves or established production, these properties have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates its properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception, except for the $500,000 received from Texaco during the year ended December 31, 1997. These revenues were offset against $500,000 of the cost of the property sold, and no gain or loss was recognized on the sale. The Company does not currently have a source of ongoing revenues.

     The Company had a net loss applicable to common shares of approximately $11,925,429 and $6,413,000, respectively, for the years ended December 31, 1997, and 1996. The difference is due in large part to the expansion of the Company's activities, primarily as a result of acquisitions, the growth of the Company's administrative expenses, the Company's decision to write off the carrying value associated with its interests in the Czech Republic in the amount of $1,972,612, and additional interest expenses in 1997. The 1997 interest expense includes a reserve of $1 million, which is management's estimate of the amount due to a lender who provided funding from 1995 to 1997. This amount has not yet been finally determined. (See Note 9 to Financial Statements.) A substantial portion of the general and administrative expenses consist of payments to a limited number of officers, directors, and consultants.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately $332,000, ($401,000), and ($131,000) in gains (losses) were recognized as a result of currency transactions in the years ended December 31, 1997, 1996, and 1995, respectively. The Company had a cumulative foreign currency translation adjustment of ($14,749) at December 31, 1997. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

     Under the full cost method by which the Company accounts for its mineral interests in properties, costs of unproved properties are assessed periodically and any resulting provision for impairment would normally be charged to the proved property base, but since the Company does not have any proved properties, the impairment is charged to operations. The impact of such reassessment and resulting impairment charge could be significant during any particular period and resulted in a write down of $1,972,612 in the carrying value of the assets associated with the Company's interests in the Czech Republic during the year ended December 31, 1997.

     As of December 31, 1997, the Company's balance sheets reflected approximately $22,723,000 in mineral interests in unproved mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish productions or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Such net cash has been used principally to fund cumulative net losses of approximately $32 million.

     During the years ending December 31, 1997 and 1996, operations required cash of approximately $3,245,000 and $3,985,000, respectively. Investing activities used net cash of approximately $11,205,000 for the year ended December 31, 1997, the largest component of which was the approximately $6,315,000 booked in connection with the acquisition of EJ, and $3,727,000 in 1996.

     Financing activities provided net cash of approximately $31,286,000 during the year ended December 31, 1997, as compared to $8,194,000 in the prior year.

     At December 31, 1997, the Company had total current assets of approximately $17,450,000 and total current liabilities of approximately $8,085,000, resulting in working capital of approximately $9,366,000 or a working capital ratio of 1.8-to-1.

     While the Company had cash of approximately $17 million at December 31, 1997, it has substantial financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest. Many of the Company's projects are long-term and will require to expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will be required to obtain additional cash either from financing transactions or operating activities to meet its longer-term needs. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company by the current shareholders.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses.


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth immediately following the signature page.


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company and its current auditors have not disagreed on any items of accounting treatment or financial disclosure.


                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is the name and age of each executive officer and director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

        Name                 Age        Positions With the Company         Director Since
----------------------       ---       -----------------------------       ---------------
Dr. Reinhard Rauball         52        Director                            1994 - August

Paul Hinterthur              60        President and Director              1995 - December

Hank Blankenstein            56        Vice-President and Director         1995 - December

Dr. Gregory P. Fontana       38        Director                            1996 - January

Dr. Hans Fischer             52        Director                            1996 - January

J. Toni Preuss               50        Managing Director of GlobeGas       N/A

     The current board of directors was elected at the December 12, 1997, shareholders' meeting. A director's regular term continues until the next annual meeting of shareholders and thereafter until his successor is duly elected and qualified. Officers serve at the pleasure of the board of directors. There is no family relationship among the current directors and executive officers.

     The Company's executive committee consist of three members, Paul Hinterthur, Hank Blankenstein, and J. Toni Preuss, an officer and director of the Company's subsidiary, GlobeGas. The executive committee is charged with overseeing the day-to-day management of the Company and with making all significant contractual and financial decisions.

COMPANY CONTROL

     Dr. Reinhard Rauball, the chairman of the board of directors, and Wolfgang Rauball, the Company's chief consultant, are brothers. Both gentlemen have been key figures in arranging the original transaction with Energy Global, the acquisition of the concessions in Poland, the later acquisition of Danube, which holds concessions in Slovakia, the acquisition of EJ and the Yakutia Concession, and the participation in the British Columbia project. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have directly loaned some of their own funds to the Company. (See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

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

     Wolfgang Rauball has acted as an independent consultant to the European subsidiaries of the Company since August 1994. He is president of Pol-Tex Methane Sp. zo.o. in Poland and also acts as a director of GlobeGas B.V. Amsterdam. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971 but did not receive a degree. Thereafter, Mr. Rauball worked as a mining geologist in Canada from 1972 to the present date. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States, and South America. Wolfgang Rauball arranges for financing for business enterprises, primarily public companies engaged in the mineral industry. In 1993, Wolfgang Rauball was convicted by a German court of negligently causing the bankruptcy of a German subsidiary of a Canadian company. Mr. Rauball was a managing director of the Canadian company. Beginning in 1987, he was involved in a contest for control of the Canadian company. During the contest, the German subsidiary used some of its capital to purchase restricted securities of an unrelated company, which purchase caused the German subsidiary to become insolvent from a balance sheet point of view. Prior to being able to solve the problem, Mr. Rauball was deprived of his ability to participate in management of the Canadian company (his right to participate in management was subsequently restored by the British Columbia Securities Commission in Canada). German law is very strict in this regard and generally holds managing directors of parent companies responsible for either infusing additional funds to make the subsidiary solvent or making the appropriate bankruptcy filings on behalf of the subsidiary, neither of which was done in this case. The German court held that Mr. Rauball was negligent in participating in the original stock purchase by the German subsidiary. Mr. Rauball received a suspended sentence and a monetary fine of approximately $70,000. This type of activity is not a crime in either the United States or Canada, where Mr. Rauball then resided, and therefore, the board of directors of the Company does not feel that this matter compromises in any way the value of Mr. Rauball's services.

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

     Hank Blankenstein is a director and secretary/treasurer of the Company. He has had over 30 years experience in various levels of management positions. He served as an administrative financial officer for a large semiconductor facility from 1973 to 1985. Prior to that, he served in a number of operational positions for high tech industry companies, having engineering production supervising responsibilities, in charge of a 400-person division. He has been involved in several high tech start-up situations serving in senior management positions. He holds a bachelor of science degree in finance and banking from Brigham Young University that was awarded in 1966.

     Dr. Gregory P. Fontana is a director of the Company. He is currently an attending cardiothoracic surgeon at Brotman Medical Center and Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California followed by ten years of postgraduate training at Duke University and University of California at Los Angeles. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine and he has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and bibliographies. He is currently a consultant to Heartport, Inc., Redwood City, California.

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

     Dr. F. Horvath is currently Professor at the Eotvos University in Budapest. Dr. Horvath now acts as the Company's chief geological advisor. He is particularly familiar with many of the formations in which the Company has or is planning to obtain concessions. At Eotvos University, he specializes in instructing students in geophysics and geology for general and applied geophysics, basin research, petroleum exploration, and seismic interpretation. His primary field of research has always been the tectonic interpretation of geological and geophysical data, particularly in the evolution of sedimentary basins and the exploration for hydrocarbon resources. He is the principal investigator of eight major research projects and has worked with leading academic and industrial experts in Europe and the Americas. His contribution to earth sciences has been acknowledged by a number of awards, including an honorary fellowship in the European Union of Geosciences, Academia Europaea, and the Geological Society of America.

     Armando Ulrich acted as a consultant to the Company and served as an officer of two of the Company's subsidiaries, Energy Global and Pol-Tex Methane until March of 1997. Mr. Ulrich remains available for consultation on projects of which he helped develop. Mr. Ulrich made the original introduction of the Company to Energy Global and GlobeGas. From 1981 to 1988, he worked with a number of bio-chemical institutes in the development of various bio-medical projects. He currently produces wine and olive oil on properties he owns in Tuscany, Italy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's stock is not registered under Section 12 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as a consequence, its officers, directors, and principal shareholders are not subject to the reporting obligations of Section 16 of the Exchange Act.


                        ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996, and 1995, to the chief executive officer of the Company and the other executive officers of the Company who received compensation in excess of $100,000. The Company also paid significant consulting fees as set forth below under "Executive Employment and Consulting Arrangements."

                                             SUMMARY COMPENSATION TABLE
                                                                             Long Term Compensation
                                                                        ------------------------------
                                             Annual Compensation               Awards          Payoffs
                                       ------------------------------   ---------------------  -------
                                                               Other
                                                               Annual                                    All Other
                                                              Compen-    Restricted             LTIP      Compen-
        Name and                                              sation       Stock     Options/  Payouts    sation
   Principal Position          Year    Salary($)   Bonus($)     ($)       Awards($)  SARs(#)     ($)        ($)
------------------------       ----    ---------   --------   -------    ----------  --------  -------   ---------
  President

       Paul Hinterthur         1997    $294,100       0         0            0         0         0          0
       CEO and director        1996    $ 27,000       0         0            0         0         0          0
                               1995    $      0       0         0            0         0         0          0

       Merlin V. Fish          1997    $      0       0         0            0         0         0          0
       Former CEO              1996    $      0       0         0            0         0         0          0
                               1995    $115,693       0         0            0         0         0          0

       Reinhard Rauball        1997    $874,120(1)    0         0            0         0         0          0
                               1996    $ 33,000       0         0            0         0         0          0
                               1995    $      0       0         0            0         0         0          0

       Hank Blankenstein       1997    $300,000       0         0            0         0         0          0
                               1996    $ 84,000       0         0            0         0         0          0
                               1995    $      0       0         0            0         0         0          0

       J. Toni Preuss          1997    $203,902       0         0            0         0         0          0
                               1996    $              0         0            0         0         0          0
                               1995    $              0         0            0         0         0          0

(1) Dr. Rauball was paid fees for services rendered to the Company in connection with its acquisitions during 1997, particularly the negotiation of the business transaction in which the Company acquired EJ as a wholly-owned subsidiary.

EXECUTIVE EMPLOYMENT AND CONSULTING ARRANGEMENTS

     The Company has relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, the Company paid $1,260,253 in 1997 and $479,166 in 1996 to Wolfgang Rauball, the brother of Reinhard Rauball, the Chairman of the Board of the Company. The Company did not make any payments to Wolfgang Rauball in 1995. The Company also paid $509,467 in 1997, $449,600 in 1996, and $69,447 in 1995 to Armando Ulrich. The Company also paid $273,113 during 1997 to Andrew K. Andraczke, a key employee in Poland who does not perform executive level functions. If the Company does not continue to make significant acquisitions and as revenues are developed, the Company anticipates that it will rely more on the services of employees and the amounts paid to consultants will be reduced.

COMPENSATION OF DIRECTORS

     The Company compensated its outside directors for service on the board of directors by payment of a monthly fee of $10,000 and reimbursement of expenses incurred in attending board meetings. The Company does not separately compensate its board members who are also employees of the Company for their service on the board.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Management compensation is overseen by the board of directors of the Company. The board has not appointed a compensation committee. The board of directors consists of three members of executive management, Dr. Reinhard Rauball, Paul Hinterthur, and Hank Blankenstein, and two outside directors who are not employees of the Company.

     The Company has to date been involved in the acquisition of interests in potential hydrocarbon resources and in obtaining the necessary governmental approvals, industry partners, and financing for the exploration of such resources. The Company has compensated senior management based on the perceived contribution of each to the potential growth of the Company. The Company anticipates that it will continue to rely on both executive management and outside consultants in connection with the acquisition of additional projects and the initial development of existing projects. However, the Company anticipates that if it is able to establish ongoing revenues from production, it will retain management personnel as employees of the Company and compensate them on a salary basis, based on comparable compensation packages offered by employers within the Company's general industry and geographical area.

     The Company approved a stock option plan in 1996 pursuant to which options to acquire 2,000,000 shares at $1.50 per share were issued to senior management and consultants of the Company. The Company did not issue any stock bonuses or grant stock options during 1997 and does not have a plan in effect currently that would permit it to do so in 1998. However, the Company may at some point propose and adopt such a plan.


                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 1998, the number of shares of the Company's common stock, par value $0.001, held of record or beneficially by each person who held of record or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director and of all officers and directors as a group.

Name of Person or Group(1)          Common Stock       Options(2)       Percent(3)
--------------------------          ------------       ----------       ----------
Principal Shareholders:

Chemilabco, B.V.(4)                 11,480,000                 0           18.2%
World Trade Center
Amsterdam Netherlands

Finance Credit and                   2,688,333         2,200,000            7.7%
Development Corporation
"Chateau Amiral"
Bloc B-42, Boulevard
d'Italic
MC 9800 Monaco

Officers, Directors, and
Controlling Persons:

Dr. Reinhard Rauball(5)                600,000           250,000            1.3%

Wolfgang Rauball(6)                  1,000,000            50,000            1.7%

Paul Hinterthur(7)                     100,000           200,000            0.5%

Dr. Gregory P. Fontana                       0           100,000            0.2%

Dr. Hans Fischer                             0           100,000            0.2%

Hank Blankenstein                            0           200,000            0.3%

J. Toni Preuss                               0                 0            0.0%
                                     ---------           -------            ----
All Officers, Directors,
and Controlling Persons
as a Group (7 Persons)               1,700,000           950,000            4.2%

(1) Except as otherwise indicated, to the best knowledge of the Company, all stock is owned beneficially and of record by the listed shareholder, and each shareholder has sole voting and investment power.

(2) Represents options to acquire shares of Common Stock at an exercise price of $1.50 per share except for the option held by Finance Credit & Development Corporation which is exercisable at $3.00 per share, all currently exercisable.

(3) The percentage indicated represents the number of shares of Common Stock held by the indicated shareholder divided by the 63,179,917 shares of Common Stock issued and outstanding as of March 30, 1997.

(4)  Includes shares held by Chemilabco's parent, Oxbridge, Ltd.

(5) Dr. Rauball is the record owner, as trustee, of an additional 50,000 shares, although he relinquished his trusteeship effective August 26, 1996, and consequently, these shares are not reflected on the foregoing table.

(6) These shares are held in the name of the spouse and children of Wolfgang Rauball. Wolfgang Rauball disclaims a direct economic interest in these shares, but may be deemed to beneficially own such shares under the guidelines of the Exchange Act.

(7) These shares are held in the name of the spouse of Mr. Hinterthur. Mr. Hinterthur disclaims a direct economic interest in these shares, but may be deemed to beneficially own them under the guidelines of the Exchange Act.

TERMS OF PREFERRED STOCK

     There are 2,391,968 shares of the Company's 1995 Preferred Stock issued and outstanding. The holders of the 1995 Preferred Stock are entitled to dividends in the amount of $0.05 per share per annum, payable 30 days after the end of each calendar year, with the first payment to be made on January 31, 1996. Each share of 1995 Preferred Stock is convertible into two shares of common stock at the election of the holder on lawful presentation. The Company has the right to redeem the 1995 Preferred Stock on not less than 30 days written notice at a price of $36.84 per share, plus any accrued but unpaid dividends.

     In connection with the acquisition of Danube, the Company authorized the 1996 Series Preferred Stock consisting of 1,250, 000 shares, all of which were converted to 2,500,000 shares of common stock in 1997.

     On May 29, 1997, the company authorized the 1997 Series A Convertible Preferred Stock. This series of preferred stock is nonvoting and accrues dividends at six percent annually. The preferred stock has a liquidation of preference of $1,000 per share plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to other previously issued and outstanding preferred stock series. The 1997 Series Preferred Stock along with unpaid dividends thereon is convertible into common stock at the rate of $1,000 dividend by the lessor of 125 percent of the average closing bid price for five trading days prior to issuance or 82 percent of the average closing bid price for five trading days prior to conversion. At December 31, 1997, 14,740 of the 15,000 shares of 1997 Preferred Stock, together with accrued dividends, had been converted into 2,763,165 shares of common stock.

     During 1997 and 1996, the Company accrued dividends of $423,153 and $150,592, respectively, with respect to the Preferred Stock outstanding. The Company is prohibited from paying dividends with respect to any other class of security until such time as all accrued dividends on Preferred Stock have been paid. Of this amount, $305,325 was paid in 1997 by the issuance of common stock and $120,000 was paid in 1996 in cash. The cash payment may have been inappropriate under Utah law due to the existence of a stockholders' deficit, which could create a right to recover the payment.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to January 1, 1997, the Company had a number of related party transactions, descriptions of which are set forth in the Company's prior reports.

     Unless otherwise indicated, the terms of any of the following transactions were not the result of an arms-length negotiations because such transactions were between parties that were related or had other business, professional or personal relationships that may have effected the terms of such transaction.

DR. REINHARD RAUBALL AND WOLFGANG RAUBALL

     Dr. Reinhard Rauball, the chairman of the board of directors, and Wolfgang Rauball, the Company's chief consultant, are brothers. Both gentlemen have been key figures in arranging the original transaction with Energy Global, the acquisition of the concessions in Poland, the later acquisition of Danube, which holds concessions in Slovakia, the acquisition of EJ and the Yakutia Concession, and the participation in the British Columbia project. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have directly loaned some of their own funds to the Company.

     While there is no formal agreement among the Rauballs and other debt and equity holders of Company, the practical result of the relationships is to vest control of the Company in the Rauballs.

RELATIONSHIP WITH OXBRIDGE AND CHEMILABCO

     Chemilabco and its parent, Oxbridge, Ltd., constitute the largest single shareholder of the Company. (See Item 12. - Security Ownership of Certain Beneficial Owners and Management.)

     In 1997, Chemilabco purchased 1,430,000 shares of the Company's restricted stock for $10 million.

     On December 31, 1997, the Company still owed Oxbridge an aggregate of $1,230,235. Oxbridge holds (with others) the shares of Pol-Tex Methane Sp. zo.o. as security for the debt.

HERBERT ZIMMER

     Herbert Zimmer, a certified accountant, holds 700,000 shares of common stock and represents some of the Company's shareholders and debenture holders. Mr. Zimmer has from time to time assisted the Company in completing its internal accounting. During 1997, Mr. Zimmer advanced $2,023,306 as a short-term loan. In connection with this loan, Mr. Zimmer deposited proceeds from the issuance of common stock by the company and paid company obligations from those proceeds for approximately 90 days. Thereafter, Mr. Zimmer returned control over any funds to the Company. In 1997, Mr. Zimmer received $104,493 for management services from these funds. Mr. Zimmer received compensation of $26,000, and $70,000 during 1996, and 1995, respectively, for accounting services.

LOAN TRANSACTIONS

     The Company has also funded part of its on-going operations requirements in funds advanced from related parties, including certain advances in 1997.

     At December 31, 1997, the company owed $2,181,563 to related parties other than Chemilabco. Approximately $1,772,000 of this amount was owed to Wolfgang Rauball or his affiliates. These advances are evidenced by promissory notes that bear interest at the rate of 10 percent per annum and are due December 31, 1999.


                                    PART IV

             ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements, including the index to the financial statements, are included immediately following the signatures to this report.

EXHIBITS

                    SEC
  Exhibit        Reference
   Number         Number                        Title of Document                                 Location
  -------        ---------     ----------------------------------------------------        ----------------------
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

     3              (2)        English translation of Transfer Agreement between           Report on Form 8-K
                               EuroGas and OMV, Inc. for the Acquisition of                dated June 11, 1997
                               OMV (Yakut) Exploration GmbH dated June 11, 1997            Exhibit No. 1*

     4              (3)        Articles of Incorporation                                   Registration Statement
                                                                                           on Form S-18, File
                                                                                           No. 33-1381-D
                                                                                           Exhibit No. 1*

     5              (3)        Amended Bylaws                                              Annual Report on
                                                                                           Form 10-K for the
                                                                                           fiscal year ended
                                                                                           September 30, 1990,
                                                                                           Exhibit No. 1*

     6              (3)        Designation of Rights, Privileges, and Preferences          Quarterly Report on
                               of 1995 Series Preferred Stock                              Form 10-QSB dated
                                                                                           March 31, 1995,
                                                                                           Exhibit No. 1*

     7              (3)        Designation of Rights, Privileges, and Preferences          Report on Form 8-K
                               of 1996 Series Preferred Stock                              dated July 12, 1996,
                                                                                           Exhibit No. 1*

     8              (3)        Designation of Rights, Privileges, and Preferences          Report on Form 8-K
                               1997 Series A Convertible Preferred Stock                   dated May 30, 1997
                                                                                           Exhibit No. 1*

     9              (3)        Articles of Share Exchange                                  Report on Form 8-K
                                                                                           dated August 3, 1994,
                                                                                           Exhibit No. 6*

     10             (4)        Warrant Agreement dated July 12, 1996, with                 Report on Form 8-K
                               Danube shareholders                                         dated July 12, 1996,
                                                                                           Exhibit No. 2*

     11             (4)        Registration Rights Agreement dated July 12, 1996,          Report on Form 8-K
                               with Danube shareholders                                    dated July 12, 1996
                                                                                           Exhibit No. 3*

     12             (4)        Option granted to the Trustees of the Estate of             Annual Report on
                               Bernice Pauahi Bishop                                       Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 10*

     13             (4)        Registration Rights Agreement by and among                  Annual Report on
                               EuroGas, Inc., and Kukui, Inc., and the Trustees of         Form 10-KSB for the
                               the Estate of Bernice Pauahi Bishop                         fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 11*

     14             (4)        Convertible Debenture issued to Lux Immobilien              Annual Report on
                               for $2,200,000                                              Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 12*

     15             (4)        Option issued to OMV Aktiengesellschaft to acquire up       Annual Report on
                               to 2,000,000 shares of restricted common stock              Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1996,
                                                                                           Exhibit No. 13*

     16            (10)        Agreement in Principle between EuroGas, Inc.,               Annual Report on
                               and Chemilabco B.V., dated June 1996,                       Form 10-KSB for the
                               as amended November 1996                                    fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 13*

     17            (10)        1996 Stock Option and Award Plan                            Annual Report on
                                                                                           Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 14*

     18            (10)        Settlement Agreement by and among Kukui, Inc., and          Annual Report on
                               Pol-Tex Methane, Sp. zo.o., McKenzie Methane                Form 10-KSB for the
                               Rybnik, McKenzie Methane Jastrzebie, GlobeGas,              fiscal year ended
                               B.V. (formerly known as McKenzie Methane Poland,            December 31, 1995,
                               B.V.), and the Unsecured Creditors' Trust of the            Exhibit No. 15*
                               Bankruptcy Estate of McKenzie Methane Corporation

     19            (10)        Employment Agreement with Martin A. Schuepbach              Report on Form 8-K
                               dated July 12, 1996                                         dated July 12, 1996,
                                                                                           Exhibit No. 6*

     20            (10)        General Agreement governing the operation of                Report on Form 8-K
                               McKenzie Methane Poland, B.V.                               dated August 3, 1994,
                                                                                           Exhibit No. 2*

     21            (10)        Concession Agreement between Ministry of                    Annual Report on
                               Environmental Protection, Natural Resources, and            Form 10-KSB for the
                               Forestry and Pol-Tex Methane Ltd.                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 18*

     22            (10)        Association Agreement between NAFTA a.s. Gbely              Annual Report on
                               and Danube International Petroleum Company                  Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 19*

     23            (10)        Agreement between Moravske' Naftove' Doly a.s.              Annual Report on
                               and Danube International Petroleum Company                  Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 20*

     24            (10)        Form of Convertible Debenture                               Report on Form 8-K
                                                                                           dated August 3, 1994,
                                                                                           Exhibit No. 7*

     25            (10)        Form of Promissory Note, as amended, with attached          Annual Report on
                               list of holders                                             Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 23*

     26            (10)        Amendment #1 to the Association Agreement Entered           Annual Report on
                               on 13th July 1995, between NAFTA a.s. Gbely and             Form 10-KSB for the
                               Danube International Petroleum Company                      fiscal year ended
                                                                                           December 31, 1996,
                                                                                           Exhibit No. 25*

     27            (10)        Initial Agreement between Belmont Resources, Inc.,          Annual Report on
                               EuroGas Incorporated, and Danube International              Form 10-KSB for the
                               Petroleum Company dated April 21, 1997                      fiscal year ended
                                                                                           December 31, 1996,
                                                                                           Exhibit No. 26*

     28            (10)        Letter of Intent by and between Polish Oil and Gas          Annual Report on
                               Company and Pol-Tex Methane, dated April 28, 1997           Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1996,
                                                                                           Exhibit No. 27*

     29            (10)        Purchase and Sale Agreement between Texaco Slask            Report on Form 8-K
                               Sp. zo.o., Pol-Tex Methane Sp. zo.o. and                    dated March 24, 1997
                               GlobeGas B.V.                                               Exhibit No. 1*

     30            (10)        English translation of Articles of Association of the       Report on Form 8-K/A
                               TAKT Joint Venture dated June 7, 1991, as amended           dated June 11, 1997
                               April 4, 1993                                               Exhibit No. 3*

     31            (10)        English translation of Proposed Exploration and             Report on Form 8-K/A
                               Production Sharing Contract for Hydrocarbons                dated June 11, 1997
                               between the Republic of Sakha (Yakutia) and the Russian     Exhibit No. 4*
                               Federation and the TAKT Joint Venture

     32            (10)        Mining Usufruct Contract between The Minister of            Quarterly Report on
                               Environmental Protection, Natural Resources and             Form 10-Q dated
                               Forestry of the Republic of Poland and Pol-Tex              September 30, 1997
                               Methane, dated October 3, 1997                              Exhibit No. 1*

     33            (10)        Agreement between Polish Oil and Gas Mining Joint           Quarterly Report on
                               Stock Company and EuroGas, Inc., dated                      Form 10-Q dated
                               October 23, 1997                                            September 30, 1997
                                                                                           Exhibit No. 2*

     34            (10)        Agreement for Acquisition of 5% Interest in a               Quarterly Report on
                               Subsidiary by and between EuroGas, Inc., B. Grohe,          Form 10-Q dated
                               and T. Koerfer, dated November 11, 1997                     September 30, 1997
                                                                                           Exhibit No. 3*

     35            (10)        Option Agreement by and between EuroGas, Inc.,              Quarterly Report on
                               and Beaver River Resources, Ltd., dated                     Form 10-Q dated
                               October 31, 1997                                            September 30, 1997
                                                                                           Exhibit No. 4*

     36            (21)        Subsidiaries                                                Annual Report on
                                                                                           Form 10-KSB for the
                                                                                           fiscal year ended
                                                                                           December 31, 1995,
                                                                                           Exhibit No. 24*

     37            (27)        Financial Data Schedule                                     This Filing

[FN]
*Incorporated by reference

REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1997, the Company did not file any reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          EUROGAS, INC.


Dated:  March 31, 1998                    By   /s/ Paul Hinterthur
                                            Paul Hinterthur, President
                                            (Principal Executive Officer)


Dated:  March 31, 1998                    By   /s/ Hank Blankenstein
                                            Hank Blankenstein, Vice-President
                                            (Principal Financial and
                                            Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Dated:  March 31, 1998                    By   /s/ Paul Hinterthur
                                            Paul Hinterthur, Director


Dated:  March 31, 1998                    By   /s/ Reinhard Rauball
                                            Dr. Reinhard Rauball, Director


Dated:  March 31, 1998                    By   /s/ Gregory P. Fontana
                                            Dr. Gregory P. Fontana, Director


Dated:  March 31, 1998                    By   /s/ Dr. Hans Fischer
                                            Dr. Hans Fischer, Director


Dated:  March 31, 1998                    By   /s/ Hank Blankenstein
                                            Hank Blankenstein, Director



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


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Eurogas, Inc.

We have audited the accompanying consolidated balance sheets of Eurogas, Inc. (a Utah corporation) and Subsidiaries (referred to herein as "the Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Globegas B.V. and subsidiaries, wholly-owned subsidiaries, for the year ended December 31, 1995, which statements reflect a net loss of $2,210,336. Those statements were audited by other auditors whose report has been furnished to us and included an explanatory paragraph describing conditions which raised substantial doubt about the ability of Globegas B.V. to continue as a going concern. Our opinion, insofar as it relates to the amounts included for Globegas B.V. and subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eurogas, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                              /s/ Hansen, Barnett & Maxwell
                              HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 31, 1998


                    EUROGAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                   1997          1996
                                               ------------  ------------
                                ASSETS

Current Assets
   Cash and cash equivalents                   $ 17,247,667  $    642,605
   Other receivables                                173,691       122,047
   Other current assets                              29,370         4,942
                                               ------------  ------------
    Total Current Assets                         17,450,728       769,594
                                               ------------  ------------
Property and Equipment
   Mineral interests and equipment,
    net of  valuation allowance                  22,723,660    14,252,754
   Other property and equipment                   1,010,772     2,423,039
                                               ------------  ------------
                                                 23,734,432    16,675,793
   Less: accumulated depreciation                  (767,177)   (2,144,113)
                                               ------------  ------------
    Net Property and Equipment                   22,967,255    14,531,680
                                               ------------  ------------
Other Assets                                        336,560       600,865
                                               ------------  ------------
Total Assets                                   $ 40,754,543  $ 15,902,139
                                               ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                            $  1,532,949  $  1,389,859
   Accrued liabilities                            3,420,042     2,659,721
   Accrued income taxes                             753,306       911,051
   Notes payable - current portion                1,107,944     3,688,788
   Notes payable to related
    parties - current portion                     1,270,547     1,062,091
                                               ------------  ------------
    Total Current Liabilities                     8,084,788     9,711,510
                                               ------------  ------------
Long-Term Debt
   Notes payable                                  2,246,773     5,733,702
   Notes payable to related
    parties                                         911,016     4,897,845
                                               ------------  ------------
       Total Long-Term Debt                       3,157,789    10,631,547
                                               ------------  ------------
Minority Interest                                      -          950,000
                                               ------------  ------------
Stockholders' Equity (Deficit)
   Preferred stock, $.001
    par value; 3,661,968 shares
    authorized; 2,392,228 and
    3,641,968 shares issued and
    outstanding; $499,197 liquidation
    preference                                        2,392         3,642
   Common stock, $.001 par value;
    325,000,000 shares authorized;
    62,283,934 shares and 49,143,862
    shares issued and outstanding                    62,284        49,144
   Additional paid-in capital                    61,644,596    14,828,173
   Accumulated deficit                          (32,197,306)  (20,271,877)
                                               ------------  ------------
    Total Stockholders' Equity
     (Deficit)                                   29,511,966    (5,390,918)
                                               ------------  ------------
Total Liabilities and
 Stockholders' Equity (Deficit)                $ 40,754,543  $ 15,902,139
                                               ============  ============

The accompanying notes are an integral part of these financial statements.



                      EUROGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Years Ended December 31,
                                       1997         1996         1995
                                   ------------  -----------  -----------
Sale of Mineral Interests
 and Equipment                     $    500,000  $      -     $      -

Operating Expenses
 Cost of mineral interests
  and equipment sold                    500,000         -            -
 Impairment of mineral interests
  and equipment                       1,972,612         -            -
 Depreciation and amortization           25,637      132,459      480,999
 General and administrative           6,716,365    4,739,380    3,528,114
                                   ------------  -----------  -----------
  Total Operating Expenses            9,214,614    4,871,839    4,009,113
                                   ------------  -----------  -----------
Other Income (Expenses)
 Interest income                        517,845       18,588        9,580
 Interest expense                    (3,680,090)  (1,057,039)    (644,991)
 Foreign currency exchange
  gains (losses), net                   331,837     (401,141)     (81,213)
 Other income                            43,123       48,840       16,184
                                   ------------  -----------  -----------
  Other Expenses, Net                (2,787,285)  (1,390,752)    (700,440)
                                   ------------  -----------  -----------
Loss Before Income Taxes            (11,501,899)  (6,262,591)  (4,709,553)

Benefit from Income Taxes                  -            -         468,148
                                   ------------  -----------  -----------
Net Loss                            (11,501,899)  (6,262,591)  (4,241,405)

Preferred Dividends                     423,530      150,592       86,176
                                   ------------  -----------  -----------
Loss Applicable to Common
 Shares                            $(11,925,429) $(6,413,183) $(4,327,581)
                                   ============  ===========  ===========
Basic and Diluted Loss
 Per Common Share                  $      (0.22) $     (0.16) $     (0.13)
                                   ============  ===========  ===========
Weighted Average Number
 of Common Shares Used
 In Per Share Calculation            54,705,726   41,059,000   32,459,436
                                   ============  ===========  ===========

The accompanying notes are an integral part of these financial statements.


                       EUROGAS, INC. AND SUBSIDIARIES
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         Deficit
                                                                                       Accumulated       Total
                                                                        Additional      During the   Stockholders'
                                Preferred Stock        Common Stock       Paid-in      Development       Equity
                              Shares     Amount     Shares     Amount     Capital         Stage        (Deficit)
                             ----------  --------  ----------  --------  ------------  ------------  ------------
Balance - December
 31, 1994                     2,391,968  $  2,392  31,932,314  $ 31,932  $  9,355,196  $ (9,531,113) $   (141,593)

Issuance of common
 stock upon exercise
 of stock options for
 cash                              -          -       157,793       158        38,648          -           38,806
Issuance of common
 stock for compensation
 to officer upon exercise
 of stock option                   -          -        41,667        42         9,958          -           10,000
Distribution to two
 shareholders                      -          -           -         -      (1,150,000)         -       (1,150,000)
Issuance of common stock
 for cash and conversion
 of a $1,671,567 debenture,
 $3.12 per share, net
 of $75,546 offering
 costs                             -          -       842,259       842     2,626,520          -        2,627,362
Dividends on preferred
shares                             -          -           -         -            -          (86,176)      (86,176)
Net loss                           -          -           -         -            -       (4,241,405)   (4,241,405)
                             ----------  --------  ----------  --------  ------------  ------------  ------------
BALANCE - DECEMBER 31, 1995   2,391,968     2,392  32,974,033    32,974    10,880,322   (13,858,694)   (2,943,006)

Issuance of common
 stock for cash                    -          -        18,912        19         6,789          -            6,808
Issuance of common stock
 upon conversion of
 debentures                        -          -     1,128,917     1,129     3,340,621          -        3,341,750
Issuance of common stock
 as settlement costs               -          -        22,000        22       100,678          -          100,700
Issuance of preferred
 and common stock for
 purchase of subsidiary       1,250,000     1,250  15,000,000    15,000       499,763          -          516,013
Dividends on preferred
 shares                            -          -           -         -            -         (150,592)     (150,592)
Net loss                           -          -           -         -            -       (6,262,591)   (6,262,591)
                             ----------  --------  ----------  --------  ------------  ------------  ------------
BALANCE - DECEMBER 31, 1996   3,641,968     3,642  49,143,862    49,144    14,828,173   (20,271,877)   (5,390,918)

Issuance of common
 stock and 2,200,000
 options for cash, net
 of $75,000 offering
 costs                             -          -     4,929,999     4,930    20,170,070          -       20,175,000
Conversion of notes
 payable and related
 interest                          -          -     2,646,907     2,647    10,945,344          -       10,947,991
Issuance for cash,
 net of $1,750,000
 offering costs                  15,000        15      50,000        50    13,249,935          -       13,250,000
Options granted in
 connection with
 acquisition of OMV
 (Jakutien) Exploration
 GmbH                              -           -          -         -       1,150,000          -        1,150,000
Conversion of 1996
 Series Preferred
 shares and related
 accrued dividends           (1,250,000)   (1,250)  2,500,001     2,500        71,524          -           72,774
Conversion of 1997
 Series
Preferred
 shares and related
 accrued dividends              (14,790)      (15)  2,763,165     2,763       229,800          -          232,548
Issuance to acquire
 minority interest
 in subsidiary                     -          -       250,000       250       999,750          -        1,000,000
Dividends on preferred
 shares                            -          -           -         -            -         (423,530)     (423,530)
Net loss                           -          -           -         -            -      (11,501,899)  (11,501,899)
                             ----------  --------  ----------  --------  ------------  ------------  ------------
Balance - December 31, 1997   2,392,228  $  2,392  62,283,934  $ 62,284  $ 61,644,596  $(32,197,306) $ 29,511,966
                             ==========  ========  ==========  ========  ============  ============  ============

[FN]
The accompanying notes are an integral part of these financial statements.



                      EUROGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Years Ended December 31,
                                       1997         1996         1995
                                   ------------  -----------  -----------
Cash Flows From Operating
 Activities
  Net loss                         $(11,501,899) $(6,262,591) $(4,241,405)
  Adjustments to reconcile
   net loss to cash provided
   by operating activities:
   Impairment of mineral
    interests and equipment           1,972,612         -            -
   Depreciation and amortization         25,637      132,458      480,999
     Expenses paid by issuance
    of notes payable                  1,321,295         -            -
   Compensation paid by issuance
    of common stock                        -         351,808       10,000
     Exchange (gain) loss              (331,837)    (401,141)     (81,213)
   Changes in assets and liabilities,
    net of acquisitions:
     Receivables                         26,510      (97,595)      11,155
     Accounts payable                 1,814,545     (210,990)     177,508
     Accrued liabilities              3,271,804    2,468,676    1,746,946
     Accrued income taxes                  -            -        (468,938)
       Other                            156,451       33,903        9,200
                                   ------------  -----------  -----------
   Net Cash Used in Operating
    Activities                       (3,244,882)  (3,985,472)  (2,355,748)
                                   ------------  -----------  -----------
Cash Flows From Investing
 Activities
  Purchases of mineral interests,
   property and equipment            (5,391,568)  (3,368,342)  (1,294,324)
  Proceeds from sale of property
   and equipment                        501,646         -            -
  Acquisition of subsidiaries,
   net of cash acquired              (6,314,287)     181,743         -
  Increase in deposits and
   prepayments                             -        (540,000)        -
                                   ------------  -----------  -----------
   Net Cash Used In Investing
    Activities                      (11,204,208)  (3,726,599)  (1,294,324)
                                   ------------  -----------  -----------
Cash Flows From Financing
 Activities
  Proceeds from issuance of notes
   payable - related parties            339,191    4,542,487    3,398,854
  Repayment of notes payable -
   related parties                     (905,866)  (1,002,026)  (2,293,898)
  Proceeds from issuance of
   notes payable                      1,135,729    4,846,995    1,245,196
  Principal payments on notes
   payable                           (2,707,551)     (80,123)    (397,500)
  Proceeds from issuance of
   common stock                      20,175,000        6,808      974,060
  Proceeds from issuance of
   preferred stock                   13,250,000         -            -
  Dividends paid on preferred
   stock                                   -        (120,000)        -
                                   ------------  -----------  -----------
   Net Cash Provided By
    Financing Activities             31,286,503    8,194,141    2,926,712
                                   ------------  -----------  -----------
Effect of Exchange Rate
 Changes on Cash and Cash
 Equivalents                           (232,351)      88,323       (2,253)
                                   ------------  -----------  -----------
Net Increase (Decrease) in
 Cash and Cash Equivalents           16,605,062      570,393     (725,613)

Cash and Equivalents at
 Beginning of Period                    642,605       72,212      797,825
                                   ------------  -----------  -----------
Cash and Equivalents at
 End of Period                     $ 17,247,667  $   642,605  $    72,212
                                   ============  ===========  ===========

The accompanying notes are an integral part of these financial statements.


                    EUROGAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                      For the Years Ended December 31,
                                       1997         1996         1995
                                   ------------  -----------  -----------
Supplemental Disclosure of
 Cash Flow Information
     Cash paid for interest        $    362,622  $    97,162  $     8,025
     Cash paid for income taxes            -            -            -

Supplemental Schedule of Noncash Investing and Financing Activities

                                      For the Years Ended December 31,
                                       1997         1996         1995
                                   ------------  -----------  -----------
Common stock issued upon
 conversion of notes payable
 and accrued interest              $ 10,947,991  $ 4,091,750  $ 1,692,108

Equity distribution to two
 shareholders by issuance
 of notes payable, which
 were immediately repaid           $       -     $      -     $ 1,150,000

Common stock issued as payment
 of preferred dividends            $    305,322  $      -     $      -

Common stock issued to acquire
 minority interest in subsidiary   $  1,000,000  $      -     $      -

Business acquisitions:
  Fair value of assets
   acquired                        $  7,506,621  $ 4,999,405
  Liabilities assumed                   (28,317)    (433,392)
  Obligation to sellers                    -      (2,500,000)
  Minority interest recognized             -        (950,000)
  Preferred and common stock
   issued                                  -        (516,013)
  Stock options granted              (1,150,000)        -
                                   ------------  -----------
     Cash Paid                        6,328,304      600,000

  Less cash acquired                    (14,017)    (781,743)
                                   ------------  -----------
     Net Cash Paid (Received)      $  6,314,287  $  (181,743)
                                   ============  ===========


                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Eurogas, Inc. and Subsidiaries (the Company) have acquired oil and gas properties through investments in joint ventures in Poland, Slovakia and Yukutia, Russia. The Company's operations to date have consisted of evaluation, acquisition, exploration and disposition of interests in oil and gas properties.

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries and joint ventures from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES--The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

OIL AND GAS PROPERTIES--The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. These costs include costs of drilling and equipping wells and directly related overhead costs. Capitalized costs are categorized either as being subject to amortization (proved properties) or not subject to amortization (unproved properties). The cost of unproved properties, which is the only category of costs the Company has to date, are not subject to amortization but instead are assessed periodically and any resulting provision for impairment which is required is charged to operations. The assessment for impairment is based upon estimated fair value of the unproved properties. All capitalized costs of properties subject to amortization, including the estimated future costs to develop proved reserves, if found, will be amortized on the unit-of-production method using estimates of proved reserves.

Sales of unproved properties are accounted for as adjustments of capitalized costs by recognizing cost of properties sold equal to the sales proceeds which results in no recognition of gain or loss.

OTHER PROPERTY AND EQUIPMENT--Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized. Depreciation of property is provided on a straight-line basis over the estimated useful lives, as follows: buildings--40 years; equipment--3 to 5 years. Upon retirement, sale, or other disposition of other property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $83,885, $196,232 and $480,999,
respectively, of which $65,639 and $63,773 were capitalized in mineral interests and equipment in 1997 and 1996, respectively.

FINANCIAL INSTRUMENTS--The Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows.

The Company had cash in Polish banks in the amount of $532,627 and $63,385 at December 31, 1997 and 1996 for which the Company would incur certain taxes if the cash were transferred out of Poland.

LOSS PER SHARE--In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation. The effect of the new standard on prior years was immaterial; accordingly, prior periods have not been restated.

FOREIGN CURRENCY TRANSLATION--Foreign currency exchange gains and losses have been reflected in the results of operations. Due to the highly-inflationary Polish economy in which the Polish subsidiaries operate, the U.S. dollar is considered their functional currency. The U.S. dollar is also considered the functional currency of all other foreign subsidiaries. Financial statements of foreign subsidiaries are translated into U.S. dollars using historical exchange rates.

INCOME TAXES--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards, computed at enacted tax rates when such amounts are expected to be realized or settled.

STOCK BASED COMPENSATION--The Company accounts for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted.

NEW ACCOUNTING STANDARDS--The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.

The Company adopted SFAS No. 128, "Earnings per Share", and SFAS No. 129, "Disclosures of Information about Capital Structure", in 1997. In accordance with SFAS Nos. 128 and 129, both basic net loss per share and diluted net loss per share as well as rights and liquidation preferences of debt and equity securities and have been presented in the accompanying consolidated financial statements.

NOTE 2--BUSINESS ACQUISITIONS

ACQUISITION OF DANUBE INTERNATIONAL PETROLEUM COMPANY, INC.-- On July 12, 1996, the Company completed an acquisition of Danube International Petroleum Company, Inc. and Subsidiaries (Danube). Danube is a joint venture partner in agreements for the exploration and production of natural gas in Slovakia and the Czech Republic. All of the issued and outstanding common stock of Danube was acquired for $500,000 paid at closing, an obligation to pay $2,500,000 on or before December 31, 1996, 15,000,000 shares of the Company's common stock, 1,250,000 shares of 1996 Series preferred stock (which is convertible into an aggregate of 2,500,000 shares of common stock), and warrants to purchase up to 5,000,000 shares of common stock at $3.00 per share during the five years subsequent to the date of the acquisition. In addition, a $100,000 finder's fee was paid to a third party. The acquisition of Danube was accomplished by Eurogas forming a wholly-owned Texas subsidiary into which Danube was merged.

The acquisition was accounted for under the purchase method of accounting, with the total purchase price being $3,616,013, determined primarily based upon the fair value of the mineral interests acquired. Accordingly, the preferred stock and common stock issued were assigned values of $73,716 and $442,297, respectively, which was equal to the par value of these shares. Goodwill was not recognized from the acquisition but the portion of the purchase price in excess of historical cost was allocated to the mineral interests in unproved properties. The operations of Danube have been included in the consolidated results of operations of the Company from July 1, 1996.

ACQUISITION OF REMAINING INTEREST IN POL-TEX METHANE AND DANUBE -- On May 17, 1996 the Company acquired the remaining 15% interest in the Company's subsidiary, Pol-Tex Methane Sp.Zo.o. from the Polish Government for a cash payment of $5,225 and the release of the obligation of the Polish Government to fund development costs of the concession. The Company's operations are unchanged on a proforma basis from this acquisition. On November 11, 1997, the Company acquired a remaining minority interest in the Danube project by issuing 250,000 shares of common stock valued at $1,000,000, which was equal to the carrying value of the minority interest after reclassification of related liabilities.

ACQUISITION OF OMV (JAKUTIEN) EXPLORATION GASELLSCHAFT m.b.H. -- On June 11, 1997 the Company acquired all the issued and outstanding stock of OMV (Jakutien) Exploration Gasellschaft m.b.H. (OMVJ), in exchange for $6,252,724 in cash, options to purchase 2,000,000 shares of common stock valued at $1,150,000, and a 5% interest in OMVJ's net profits. OMVJ's primary asset is a 50% interest in a joint venture in the Republic of Sakha (commonly known as Yakutia) of the Russian Federation. Expenses relating to the purchase were $75,580.

The acquisition was accounted for under the purchase method of accounting with the total purchase price of $7,478,304 determined based upon the consideration paid and the fair value of the options granted. The purchase price was allocated to the acquired assets and liabilities of OMVJ based upon their fair values on the date of the acquisition. The operations of OMVJ have been included in the consolidated results of operations of the Company since the acquisition date.

 Summary unaudited pro forma results of operations for the years ended December 31, 1997, 1996 and 1995, assuming the acquisition of Danube occurred on January 1, 1995 and the acquisition of OMVJ occurred on January 1, 1996 are as follows:

                                       1997         1996         1995
                                   ------------  -----------  -----------
     Revenues                      $    500,000  $      -     $      -
     Net loss                       (11,589,555)  (7,233,786)  (4,443,798)
     Net loss applicable to
     common shares                  (12,913,085)  (8,346,878)  (4,592,474)
     Net loss per common share            (0.23)       (0.20)       (0.10)

NOTE 3--MINERAL INTERESTS IN PROPERTIES AND EQUIPMENT

The Company has interests in oil and gas properties located in Poland, Slovakia and Yakutia, Russia. A determination was not made, nor has a determination been subsequently made, regarding the extent of any potential oil and gas reserves relating to the Company's interests in properties. The properties are periodically assessed for impairment. During 1997, the investment in oil and gas interests in the Czech Republic were determined to be impaired and an impairment loss of $1,972,612 was recognized and charged to operations. The capitalized costs of the other unproved properties were also evaluated. The evaluation resulted in a determination that further recognition of impairment of those properties was not necessary. All oil and gas property interests are presently in the exploration stage and no production has been obtained. Accordingly, amortization of the cost of the properties has not begun.

Capitalized costs relating to oil and gas acquisition and exploration activities and the related valuation allowance for impairment as of December 31 are as follows:

                                       1997         1996         1995
                                   ------------  -----------  -----------
     Unproved properties           $ 25,665,373  $15,221,855  $ 8,006,345
     Less: Accumulated valuation
      allowance                      (2,941,713)    (969,101)    (969,101)
                                   ------------  -----------  -----------
     Net Capitalized Costs         $ 22,723,660  $14,252,754  $ 7,037,244
                                   ============  ===========  ===========

Costs incurred in oil and gas acquisition and exploration activities during the three years ended December 31, are set forth below. Property acquisition costs represent costs incurred to purchase or lease oil and gas properties. Exploration costs include costs of geological and geophysical activity and drilling exploratory wells.

                                       1997         1996         1995
                                   ------------  -----------  -----------
     Unproved property acquisition
      costs                        $  7,574,601  $ 4,217,069  $      -
     Exploration costs                3,370,563    2,998,441    1,261,295
                                   ------------  -----------  -----------
     Total Expenditures            $ 10,945,164  $ 7,215,510  $ 1,261,295
                                   ============  ===========  ===========

In August 1997, the Company closed a transaction with a subsidiary of Texaco for the exploration and potential development of the Company's coal bed methane gas interests held by a concession in Poland. The Company retained a 14-percent to 20-percent carried interest in the net profits from the property, computed after deducting capital and operating costs incurred by the Texaco subsidiary, and transferred the remaining interest in the property to Texaco in exchange for an initial payment of $500,000 and payments of $2,500,000 due in December 1998 and June 2000 if Texaco elects at those dates to continue with the project. The agreement also granted first right of refusal to Texaco to obtain a controlling interest in two other property interests in Poland held by the Company. The payment received during 1997 was recognized as a sale of the mineral interest with costs of the property interest sold also recognized for the same amount.

NOTE 4--OTHER PROPERTY AND EQUIPMENT

Other property and equipment consist of the following at December 31:

                                                    1997        1996
                                                 ----------  -----------
     Land                                        $   22,156  $    17,725
     Buildings                                       92,914       92,914
     Drilling rigs and related equipment            895,702    2,312,400
                                                 ----------  -----------
                                                  1,010,772    2,423,039
     Less:  Accumulated depreciation               (767,177)  (2,144,113)
                                                 ----------  -----------
     Net Other  Property and Equipment           $  243,595  $   278,926
                                                 ==========  ===========

NOTE 5--NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 1997 and 1996 were as follows:

                                                     1997        1996
                                                 -----------  -----------
  Loan from a former officer, director and
   employee, due on demand with interest at
   10%, unsecured                               $    290,206  $   290,206
  Amount due to a former officer                        -         652,601
  Loan from a company associated with an
   officer and director, due in 1999 with
   interest at 7.5%, unsecured                       362,477      269,643
  Loan from an officer and director, due
   in 1999, interest of 7.5% to 10%, unsecured     1,409,596    1,142,047
  Loans from an officer and director who is
   acting as trustee on behalf of others,
   interest at 7.5% to 10%, due on demand
   and in 1999, unsecured                            119,284    1,405,439
  7.5% convertible debenture, payable to
   a consultant, converted during 1997 to
   852,630 shares of common stock                       -       2,200,000
                                                 -----------  -----------
  Total Notes Payable to Related Parties           2,181,563    5,959,936
  Less: Current Portion                           (1,270,547)  (1,062,091)
                                                 -----------  -----------
  Notes Payable to Related Parties - Long-Term   $   911,016  $ 4,897,845
                                                 ===========  ===========
NOTE 6--NOTES PAYABLE

Other loans and notes payable at December 31, 1997 and 1996 were as follows:

                                                    1997         1996
                                                 -----------  -----------
  Loans due 1999, interest at 10%, unsecured     $ 3,354,717  $ 4,022,591
  Amount due to the former owners of Danube             -       1,847,399
  7% note paid in February 1997                         -       1,802,500
  7.5% convertible debentures                           -       1,750,000
                                                 -----------  -----------
  Total Notes Payable                              3,354,717    9,422,490
  Less: Current Portion                           (1,107,944)  (3,688,788)
                                                 -----------  -----------
  Note Payable - Long-Term                       $ 2,246,773  $ 5,733,702
                                                 ===========  ===========

Annual maturities of notes payable to related parties and others are as follows:

          Years Ending December 31:
                1998                         $2,378,491
                1999                          3,157,789
                                             ----------
                                             $5,536,280
                                             ==========
NOTE 7--INCOME TAXES
                                      For the Years Ended December 31,
                                       1997         1996         1995
                                   ------------  -----------  -----------
    Current foreign income tax
     benefit                       $       -     $      -     $   468,148
                                   ============  ===========  ===========

Foreign currency exchange gains of $157,745 reduced accrued income taxes by that amount during 1997 and were included in foreign currency exchange gain during 1997. The related income tax liability, which is payable in a foreign currency, did not change during 1997.

Deferred tax assets are comprised of the following:

                                                      December 31,
                                                     1997        1996
                                                 -----------  -----------
          Tax loss carry forwards                $ 2,885,384  $ 1,001,917
          Reserves for contingencies                 396,863         -
          Less: Valuation allowance               (3,282,247)  (1,001,917)
                                                 -----------  -----------
          Net Deferred Tax Asset                 $      -     $      -
                                                 ===========  ===========

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                       1997         1996         1995
                                   ------------  -----------  -----------
    Tax at statutory rate (34%)    $ (3,910,646) $(2,129,281) $(1,601,248)
    Non-deductible expenses                -            -             763
    State taxes, net of federal
     benefit                           (154,969)        -            -
    Deferred tax asset valuation
     change                           2,280,330      295,877      220,563
    Effect of lower tax rates and
     foreign losses with no federal
     benefit                          1,785,285    1,833,404      911,774
                                   ------------  -----------  -----------
    Total Income Tax Benefit       $       -     $      -     $  (468,148)
                                   ============  ===========  ===========

The Company has operating loss carry forwards of approximately
$7,822,776 in various countries which expire from 1998 through 2012.

The Company's subsidiary, Globegas BV, has applied for a reduction in an income tax liability of $753,306 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of Globegas to the Company's Poland subsidiary. The Company's position is that the gain on the sale should not have been taxable to Globegas. The liability will continue to be reflected in the Company's financial statements until the proposed reduction is accepted by the Netherlands' tax authorities.

NOTE 8--RELATED PARTY TRANSACTIONS

Loans from related parties are described in Note 5.

During 1996, a shareholder of the Company, through his employer, raised $1,992,000 in convertible debentures for the Company and was paid a fee for the related services of $208,000. During 1997, the shareholder advanced $2,023,306 as a short-term loan. In connection with this loan, the shareholder retained control of the proceeds from the issuance of common stock by the Company, and paid Company obligations from those proceeds. The shareholder received $104,493 for management services from these funds. The shareholder received compensation of $26,000 and $70,000 during 1996 and 1995, respectively, for accounting services.

NOTE 9--COMMITMENTS AND CONTINGENCIES

In 1995, the Company was issued a formal order that it was the subject of an investigation by the United States Securities and Exchange Commission (SEC), involving the financial and other information set forth in the Company's periodic filings and press releases. The Company has produced numerous documents and the oral testimony of its officers and directors pursuant to extensive subpoenas from the SEC. The SEC has obtained similar information from the Company's prior independent public accountants. The SEC has given no formal indication that it has completed its investigation and, the Company cannot currently predict the duration or outcome of this investigation.

Employment contracts with certain former officers of a subsidiary of the Company were terminated during 1997 with no further liability associated with those contracts.

A financial consulting firm retained by Danube prior to its acquisition by the Company asserted a claim in 1996 that it was entitled to commissions on financing raised for Danube. The claim was settled in 1997 by the Company paying $310,000. The settlement covers all commissions due from funds raised or invested to date as well as funds which may be raised in the future from parties which were introduced directly or indirectly by the consulting firm.

As discussed further in Note 7, the Company recently proposed a settlement of its tax liability in the Kingdom of the Netherlands.

A bankruptcy trustee appointed for certain former shareholders of Globegas has asserted a claim to the proceeds that the Company has and may receive from the Texaco agreement discussed in Note 3. The Trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex Methane concession in Poland) from former shareholders and therefore they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company is vigorously defending against the claim. The Company believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that the Company paid substantial consideration for Globegas.

During 1997, a shareholder asserted a claim against the Company based upon an alleged breach of the settlement agreement between the shareholder and the Company as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by the shareholder of 100,000 shares delivered to the shareholder in connection with the settlement. In addition, the shareholder has informed the Company and the court that it would be entering a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 shares of the Company's common stock. The Company had denied any liability and intends to vigorously defend the claims. The Company has filed a counterclaim against the shareholder for breach of contract concerning its joint activities with the bankruptcy trustee appointed for certain former shareholders of Globegas.

As a result of the Company's analysis of the Czech properties, the Company's pursuit of those properties was terminated in 1997 and the property was returned to the Czech partner. The Company has accrued $328,000 for any continuing liability, although none has been specifically identified, with respect to the Czech properties.

The Company paid $120,000 of dividends on its 1995 Series preferred stock during 1996. The dividends may have been inappropriately paid under Utah law due to the existence of a stockholders' deficit throughout the year ended December 31, 1996. As a result, the Company may have a claim against the preferred shareholders who received the dividends for their repayment.

On August 30, 1997 the Company settled an obligation payable to the former shareholders of Danube. In satisfaction of the $2,500,000 obligation and $346,590 of accrued interest, the Company issued 383,790 shares of common stock valued at $2,846,590. All claims related to employment contracts with the former owners were released in connection with the settlement.

During March of 1998 the Company was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Slovakian joint venture. The problem area is outside of the Trebisov area where the Company has drilled five wells and which are unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Slovakian joint venture agreements and is subject to a competing claim of ownership by a private Slovakian company. To the extent the Slovakian joint venture may not have exploration rights as previously contemplated, the Company's expansion beyond the Trebisov area may be limited.

The Company believes the owners of Danube knew or should have known about the problem prior to the acquisition of Danube and made no disclosure concerning the problem. The Company has made a claim against the former Danube shareholders for indemnity to the extent the Company suffers any damage by reason of the potential title claim. As the matter is in its initial stages, the Company cannot predict whether impairment of the Slovakian mineral interests will be warranted, or if impaired, whether the Company will be able to recover from the former Danube shareholders.

The Company has determined that it has an obligation to a lender in in connection with loans made principally to a subsidiary from 1995 through 1997. Management is in the process of negotiating a final agreement with the lender to settle and determine all amounts owing, but no agreement has yet been reached. Management has estimated that the obligation will not exceed $1 million which amount has been included in accrued liabilities at December 31, 1997 and charged to interest expense during the year then ended. Because the amount of the actual obligation has not been finally established with the lender, it could ultimately be determined to be in excess of the amount accrued.

NOTE 10--STOCKHOLDERS' EQUITY

PREFERRED STOCK--The 1995 Series Preferred Stock (the 1995 Series), issued on April 12, 1995, is non-voting, non-participating , and has a liquidation preference of $0.10 per share plus unpaid dividends.
The 1995 Series stockholders are entitled to an annual dividend of $0.05 per share. Each share of the 1995 Series shall be converted into two shares of the Company's common stock upon lawful presentation and shall pay dividends until converted. The Company has the right to redeem the 1995 Series, on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series are $119,598.

The 1996 Series Preferred Stock was issued on July 12, 1996. All of the shares of 1996 Series Preferred Stock were converted into 2,500,001 shares of common stock (at the rate of two common shares per 1996 Series Preferred share) on July 3, 1997, along with accrued but unpaid dividends.

On May 29, 1997, the Company authorized the 1997 Series A Convertible Preferred Stock (the 1997 Series). This series of preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to other previously issued and outstanding preferred stock series. The 1997 Series along with unpaid dividends thereon is convertible into common stock at the rate of $1,000 divided by the lessor of 125 percent of the average closing bid price for five trading days prior to issuance or 82 percent of the average closing bid price for five trading days prior to conversion. At December 31, 1997, 14,740 of the 15,000 shares of 1997 Series preferred stock along with related accrued dividends had been converted into 2,763,165 shares of common stock.

NOTE 11--STOCK OPTIONS AND WARRANTS

The Company granted stock options and warrants during 1996 in connection with the acquisition of Danube and the settlement of claims relating to the Globegas reorganization in prior years.

During 1997, options to purchase 2,000,000 common shares were issued in connection with the acquisition of OMVJ. The options are exercisable at $4.00 per share until April 1, 1998, then at $5.00 per share until March 31, 1999 and then at $6.00 per share until March
31, 2000 at which time they expire if not exercised. Options to purchase 2,200,000 shares of common stock were granted in conjunction with the issuance of 2,999,999 shares of common stock for $7,500,000 (less $75,000 in offering costs). The options are exercisable at $3.00 per share through December 31, 1998. Options to purchase 250,000 were granted in connection with an investment firm contract. The options are exercisable at $11.79 per share through August 9, 2002.

The Company granted options to its employees and consultants during 1996 under the Stock Option and Award Plan which was adopted in January 1996. Options for 2,000,000 shares of common stock were authorized and granted in January 1996. The options granted to employees and consultants are exercisable at $1.50 over a period of five years beginning July 18, 1996 and expire January 18, 2001. The market value of the underlying common stock was equal to the exercise price on the date granted and, therefore, no compensation relating to the options was recognized during 1996 or 1997.

The Company has accounted for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted. Had compensation cost for the Company's Stock Option and Award Plan been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's loss applicable to common shares and loss per common share for the years ended December 31, would have been increased to the pro forma amounts shown below.

                                       1997         1996         1995
                                   ------------  ------------  -----------
    Net loss applicable to
      common shares:
          As reported              $(11,925,429) $ (6,413,183) $(4,327,581)
          Pro forma                  11,925,429    (8,492,547)  (4,327,581)

     Basic and diluted net loss
      per common share:
          As reported              $      (0.22) $      (0.16) $     (0.13)
          Pro forma                       (0.22)        (0.21)       (0.13)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: average risk-free interest rate - 5.7% and 5.7%; expected volatility - 95.5% and 82.6%; expected life - 1.4 years and
5.0 years.

A summary of the status of stock options as of December 31, 1997 and 1996 and changes during the years ended December 31, are presented below:

                                      1997                    1996
                                -------------------  --------------------
                                          Weighted-            Weighted-
                                           Average              Average
                                           Exercise             Exercise
                                   Shares    Price    Shares     Price
Outstanding at beginning        ----------  -------  ---------  ---------
 of year                         9,000,000  $ 2.78        -     $    -
Granted                          4,450,000    3.94   9,000,000       2.78
                                ----------           ---------
Outstanding at end of year      13,450,000    3.54   9,000,000       2.78
                                ==========           =========
Exercisable at end of year      13,300,000    3.56   8,800,000       2.81
Weighted-average fair value of
 options granted during the
 year                                $2.07               $1.04

Options and warrants outstanding at December 31, 1997 were exercisable at prices ranging from $1.50 to $11.75 with remaining contractual lives from
1.0 to 4.6 years.

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED)

In March 1998, the Company exercised its option to acquire a 16-percent carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and 2,400,000 shares of common stock. The Company will retain the right to purchase back 1,900,000 of the 2,400,000 common shares any time prior to April 15, 1999 if the Company determines that the results produced do not warrant the continued holding of the carried interest. The acquisition has been preliminarily valued at $7,875,000. Subsequent to December 31, 1997, the Company acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) for $950,000. United Gunn Resources, Ltd. holds an approximately 12-percent working interest in the Beaver River Project.

In March 1998, the Company acquired an indirect, minority interest in a talc deposit located in Slovakia for $90,000 in cash and the requirement to spend approximately $5,000,000 in development of the talc deposit over the next two and one-half years.

On January 28, 1998, the Company entered into an agreement with a public relations firm in Europe. The firm agreed to provide for dissemination of information regarding the Company in Germany and other European countries for a period of one year. The Company is obligated to pay the firm $9,315 per month and granted the firm an option to purchase up to 100,000 restricted shares of common stock at $6.50 per share through January 28, 2000.

As discussed further in Note 9, the Company has become aware of a potential title dispute with respect to a portion of its oil and gas properties in Slovakia.




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