Form 10-Q
period 1998-03-31
EUROGAS INC
filed 1998-05-15
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended  March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 13, 1998, the Issuer had 64,683,934 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART 1
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of March 31, 1998, and December 31, 1997 (the Company's most recent year end), and unaudited condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1997, and unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in-place reservoirs of hydrocarbons, the successful addressing of technical problems in completing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, the success of the operating entities on the projects in which the Company has an interest but does not control, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward looking statements contained in this report.


                   EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                            March 31,  December 31,
                                              1998         1997
                                         ------------  ------------
                               ASSETS

  Current Assets
     Cash and cash equivalents           $ 10,809,855  $ 17,247,667
     Other receivables                        155,102       173,691
     Other current assets                        -           29,370
                                         ------------  ------------
      Total Current Assets                 10,964,957    17,450,728
                                         ------------  ------------
  Investment in securities available
    -for-sale                                 962,398          -
                                         ------------  ------------
  Property and Equipment
     Oil and gas properties subject
       to amortization                      7,295,012          -
     Oil and gas properties not subject
       to amortization                     24,105,418    22,723,660
     Other property and equipment           1,014,139     1,010,772
                                         ------------  ------------
                                           32,414,569    23,734,432
     Less: accumulated depreciation          (770,100)     (767,177)
                                         ------------  ------------
   Net Property and Equipment              31,644,469    22,967,255
                                         ------------  ------------
  Other Assets                                525,280       336,560
                                         ------------  ------------
  Total Assets                           $ 44,097,104  $ 40,754,543
                                         ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
     Accounts payable                    $    696,598  $  1,532,949
     Accrued liabilities                    3,407,398     3,420,042
     Accrued income taxes                     738,450       753,306
     Notes payable - current portion          539,190     1,107,944
     Notes payable to related parties
      - current portion                     1,043,526     1,270,547
                                         ------------  ------------
      Total Current Liabilities             6,425,162     8,084,788
                                         ------------  ------------
  Long-Term Debt
     Notes payable                          1,599,892     2,246,773
     Notes payable to related parties         911,016       911,016
                                         ------------  ------------
         Total Long-Term Debt               2,510,908     3,157,789
                                         ------------  ------------
  Stockholders' Equity
     Preferred stock, $.001 par value;
      3,661,968 shares authorized;
      2,392,228 shares issued and
      outstanding; $499,197 liquidation
      preference                                2,392        2,392
     Common stock, $.001 par value;
       325,000,000 shares authorized;
       issued and outstanding 64,683,934
       shares in 1998 and 62,283,934
       shares in 1997                          64,684       62,284
     Additional paid-in capital            69,235,945   61,644,596
     Cumulative translation adjustment       (145,590)        -
     Accumulated deficit                  (33,996,397) (32,197,306)
                                         ------------  -----------
      Total Stockholders' Equity           35,161,034   29,511,966
                                         ------------  -----------
  Total Liabilities and Stockholders'
    Equity                               $ 44,097,104  $40,754,543
                                         ============  ===========

  The accompanying notes are an integral part of these financial statements.


                   EUROGAS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)


                                           For the Three Months
                                              Ended March 31,
                                            1998         1997
                                         -----------  -----------
  Revenues                               $      -     $      -

  Operating Expenses
     Depreciation and valuation
      allowance                                2,923       40,329
     General and administrative
      expense                              1,730,638      940,331
                                         -----------  -----------
         Total Operating Expenses          1,733,561      980,660
                                         -----------  -----------
  Other Income (Expense)
     Interest income                         170,556         -
     Interest expense                       (135,964)    (242,148)
     Exchange losses, net                    (57,661)        -
                                         -----------  -----------
         Other Expense, Net                  (23,069)    (242,148)
                                         -----------  -----------
  Loss Before Income Taxes                (1,756,630)  (1,222,808)

  Benefit From Income taxes                     -         122,281
                                         -----------  -----------
  Net Loss                                (1,756,630)  (1,100,527)

  Dividends Applicable to Preferred
   Shares                                     42,462      182,098
                                         -----------  -----------
  Loss Applicable to Common Shares       $(1,799,092) $(1,282,625)
                                         ===========  ===========
  Basic and Diluted Loss Per
   Common Share                          $     (0.03) $     (0.03)
                                         ===========  ===========
  Weighted Average Number of Common
   Shares Used in Per Share Calculation   63,483,934   49,354,271
                                         ===========  ===========

  Net Loss Applicable to Common Shares   $(1,799,092) $(1,282,625)

  Other Comprehensive Income
     Cumulative translation adjustment      (145,590)        -
                                         -----------  -----------
  Comprehensive Loss                     $(1,944,682) $(1,282,271)
                                         ===========  ===========

The accompanying notes are an integral part of these financial statements.


                   EUROGAS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)

                                                For the Three Months
                                                   Ended March 31,
                                                 1998          1997
                                            -------------  ------------
  Cash Flows From Operating Activities
       Net loss                             $ (1,756,629)  $ (1,100,527)
       Adjustments to reconcile net loss
        to cash provided by operating
        activities:
         Depreciation and amortization             4,770        147,337
         Changes in assets and liabilities,
          net of assets acquired:
            Receivables                           18,589         39,142
          Accounts payable                      (836,351)       131,907
          Accrued liabilities                    (55,106)       152,327
          Accrued income taxes                    14,856       (122,281)
            Other                                 62,812         11,497
                                            ------------  -------------
         Net Cash Used in Operating
          Activities                          (2,547,059)      (740,598)
                                            ------------  -------------
  Cash Flows From Investing Activities
       Purchases of property and equipment    (1,105,137)      (412,788)
       Increase in deposits and prepayments     (220,000)        24,830
       Investment in securities available-
         for-sale                               (962,398)          -
                                            ------------   ------------
         Net Cash Used In Investing
          Activities                          (2,287,535)      (387,958)
                                            ------------   ------------
  Cash Flows From Financing Activities
       Principal payments on notes payable    (1,442,656)    (1,802,500)
       Proceeds from issuance of common stock       -         2,932,097
                                            ------------   ------------
         Net Cash Provided By (Used In)
            Financing Activities              (1,442,656)     1,129,597
                                            ------------   ------------
  Effect of Exchange Rate Changes on Cash
   and Cash Equivalents                         (160,562)          -
                                            ------------   ------------
  Net Increase (Decrease) In Cash
   and Cash Equivalents                       (6,437,812)         1,041

  Cash and Equivalents at Beginning
   of Period                                  17,247,667        642,605
                                            ------------   ------------
  Cash and Equivalents at End of Period     $ 10,809,855   $    643,646
                                            ============   ============

  Supplemental Disclosure of Cash Flow Information
         Cash paid for interest             $    226,429   $    242,148


  Supplemental Schedule of Noncash Investing and Financing Activities

  During March 1998, the Company exercised its option to acquire a 16% carried interest in the Beaver River oil and gas project in British Columbia, Canada for $300,000 and 2,400,000 shares of common stock. The acquisition was recorded at $7,875,000.

  The accompanying notes are an integral part of these financial statements.


                   EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


  NOTE 1 --  SIGNIFICANT ACCOUNTING PRINCIPLES

  CONDENSED FINANCIAL STATEMENTS -- The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's report on Form 10-K for the period ended December 31, 1997. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  LOSS PER SHARE -- In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Prior periods have been restated to conform to the requirements of SFAS No. 128. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable resulted in the issuance of common
  stock.   In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

  REPORTING COMPREHENSIVE INCOME -- SFAS No. 130, "Reporting
  Comprehensive Income" was adopted by the Company during the first quarter of 1998. SFAS No. 130 requires the display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 had no effect on the results of operation.

  NOTE 2 -- ACQUISITIONS

  In March 1998, the Company exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 shares of its common stock. The Company will retain the right to purchase back 1,900,000 of the 2,400,000 common shares any time prior to April 15, 1999 by returning the carried interest, if the Company determines that the results produced do not warrant the continued holding of the carried interest. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization in the accompanying condensed consolidated balance sheet as of March 31, 1998.

  The Company acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) for $962,398 during the quarter ended March 31, 1998. United Gunn Resources, Ltd. holds an approximately 12% working interest in the Beaver River Project. The investment in United Gunn Resources, Ltd. has been accounted for as a noncurrent investment in securities available-for-sale and is carried at market value which approximated cost at March 31, 1998.

  NOTE 3 -- OIL AND GAS PROPERTIES

  An oil and gas reserve report was prepared for the Company's interests in the Trebisov oil and gas properties in Slovakia, dated May 1, 1998, which determined that proved reserves of oil and gas exist. Costs incurred with respect to that project have been reclassified as oil and gas properties subject to amortization during the quarter ended March 31, 1998. Amortization will begin when and if production begins from wells on that property.

  NOTE 4 -- CHANGE IN FUNCTIONAL CURRENCY OF FOREIGN SUBSIDIARIES

  Effective January 1, 1998, the Company changed the functional currencies of the subsidiaries operating in Poland and Slovakia from the U.S. dollar to the local currencies due to those economies ceasing to be considered highly inflationary. The change had no effect on consolidated financial position at the date of the change. The effect of changes in exchange rates during the quarter ended March 31, 1998, and in the future with respect to those subsidiaries has been and will be recognized as a separate component of stockholders' equity whereas those changes were previously recognized in the results of operations. The effect of the change during the quarter ended March 31, 1998, was not material.

  NOTE 5 -- COMMITMENTS AND CONTINGENCIES

  The Company's subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability of $738,450 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to the Company's Poland subsidiary. The Company's position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in the Company's financial statements until the proposed reduction is accepted by the Netherlands' tax authorities.

  A bankruptcy trustee appointed for certain former shareholders of GlobeGas has asserted a claim to the proceeds that the Company has and may receive from the sale of assets to Texaco. The trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession in Poland) from former shareholders and, therefore, they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company is vigorously defending against the claim. The Company believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that the Company paid substantial consideration for GlobeGas.

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

  During March of 1998, the Company was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Slovakian joint venture. The problem area is outside of the Trebisov area where the Company has drilled six wells and which is unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Slovakian joint venture agreements and is subject to a competing claim of ownership by a private Slovakian company. The Company recently entered into a letter of intent to acquire a controlling interest in the disputed area which is located to the south of Trebisov. The terms of the letter of intent provide for the acquisition of the competing interest in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares for $5.00 per share. The division of the working interest for this territory will then be 75% for the Company (rather than the 50% split which governs the Trebisov area) provided that the Company carries the cost of drilling the first two wells in the disputed area. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem. The cost of the acquisition of the property will be based on the fair value of the common stock and warrants on the date the transaction is completed less any amounts recovered or recoverable from the former shareholders of Danube.

  The Company has determined that it has an obligation to a lender in connection with loans made principally to a subsidiary from 1995 through 1997. Management is in the process of negotiating a final agreement with the lender to settle and determine all amounts owing, but no agreement has yet been reached. Management has estimated that the obligation will not exceed $1 million, which amount has been included in accrued liabilities. Because the amount of the actual obligation has not been finally established with the lender, it could ultimately be determined to be in excess of the amount accrued.

  In March 1998, the Company acquired a controlling interest in RimaMuran S.r.o. whose principal asset is a minority interest in a talc deposit in eastern Slovakia. RimaMuran has the obligation to fund 43% of the projected $12,000,000 of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by the Company.


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

     In June 1997, the Company acquired EuroGas Jakutien Exploration GmbH, formerly known as OMV (Jakutien) Exploration GmbH ("EJ"), from OMV Group ("OMV"), which holds a 50% interest in a joint venture established to explore for oil and gas in the Sakha Republic in northeastern Siberia. The Company also holds an interest in an oil and gas project in Canada and, in March 1998, purchased an interest in a talc deposit located in Slovakia. The Company has terminated an earlier interest it held in the Czech Republic.

     The Company is in the early stages with respect to its exploration interests and has not yet established production or a source of revenues. The Company has been dependent to date on equity financings to meet its funding needs and anticipates that it will continue to be so for the foreseeable future.

RECENT DEVELOPMENTS

Slovakian Project

     The Company has drilled six wells on its Slovakian Concession. In consultation with its technical consultant, Schlumberger, the joint venture has decided to complete all the wells drilled, construct a processing plant, and tie production to a nearby gas pipeline by the end of the year. The Company recently engaged Ryder Scott Company, a petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The reserve report concluded the that the Company had total proved reserves of 94,880 barrels of oil condensate and 5,487 million cubic feet of natural gas on its Slovakian Concession. Of this amount, 15,824 barrels of oil condensate and 868 million cubic feet of natural gas are undeveloped proven reserves. Based on this report, the proved reserves have a net present value, discounted at 10%, of approximately $7.3 million.

     The joint venture is also completing 3D seismic surveys in the northern Trebisov area and if the results warrant, will drill an exploration well in that area. The Company has recently reduced its projected budget for this area as a result of perceived cost savings and a revised development plan and currently expects to spend approximately $5 million during the remainder of the year for its share of the costs in Slovakia. These expenditures should permit the Company to meet all its contractual commitments in this area.

     During March of 1998, the Company was informed by NAFTA that a third-party held rights to exploit a portion of the areas of mutual interest proposed to be explored and developed by the Slovakian joint venture outside of the Trebisov area. The Company recently entered into a Letter of Intent to acquire a controlling interest in the disputed area. The terms of the Letter of Intent provide for the acquisition of the competing interests in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares for $5.00 per share. The division of the working interest for this territory will now be 75% for the Company, rather than the 50% split which governs the Trebisov area, provided that the Company carries the cost of drilling the first two wells in the previously disputed area. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem.

Beaver River Project

     The Company had entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia.
The gas field was originally developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia. Technical problems led to excess water production and Amoco shut-in the field in 1978. However, a subsidiary of Canadian Occidental Petroleum has entered into an agreement to attempt to reestablish commercial natural gas production in the project using up-to-date technology and may, if warranted, spend up to $13 million (US) on the project before requiring any participation from the other working interests.
The contracting parties amended the terms and structure of the transaction to some degree so that the Company has exercised a portion of its option by first purchasing 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for approximately $962,000 (US). United Gunn Resources, Ltd. holds an approximately 12% working interest in the project. The Company completed the exercise of its option by acquiring a direct 16% percent working interest in the project in exchange for $300,000 and the issuance of 2,400,000 shares of restricted common stock. EuroGas will retain the right to purchase back 1,900,000 of the 2,400,000 shares of restricted common stock, for return of the interest, any time prior to April 15, 1999, if EuroGas determines that the results of the efforts to re-establish the field do not warrant the continued holding of the direct interest.

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

     The Company had previously announced the signing of a letter of intent with Ukrnafta, a joint stock company, to explore and develop several large potential oil and gas fields, which it believes have the potential for substantial reserves that may be exploited by the introduction of modern technology and secondary recovery technology. Part of the formations subject to this letter of intent are a continuation of the Carpathian structures present in the Company's activities in Slovakia and Poland. The Company has recently entered into a second letter of intent with Ukrnafta to explore the possibility of a joint venture development of the Dolina Oil Field located in western Ukraine.

     The Company is now in the process of attempting to formalize the proposals covered by the letters of intent.

Slovakian Talc Deposit

     In March 1998, the Company acquired a controlling interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a minority interest in a talc deposit located approximately 50 kilometers west of Kosice in eastern Slovakia. Exploratory holes drilled between 1987 and 1994 confirmed the existence of a large talc deposit located approximately 350 meters, or 1150 feet, below the surface.

     RimaMuran has the obligation to fund 43% of the projected $12 million of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funds will be provided by the Company. While initial exploration activities have indicated the existence of a large talc deposit, the commercial recovery of the talc has not been established.

Financial Position

     The Company had an accumulated deficit of $33,996,397 at March 31, 1998, most of which has been funded out of proceeds received from the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's activities to date have not generated revenue, except for the gross revenue of $500,000 recognized in connection with the sale of a single interest in property, so it is not able to meet any of its funding needs from operations. The Company's financing activities provided net cash of approximately $31 million, $8.2 million, and $2.9 million during the years ended 1997, 1996, and 1995, respectively.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs which include the costs of Company owned equipment. Since the Company has not had proved reserves or established production, these properties have not been amortized. However, in the quarter ended March 31, 1998, the Company obtained a reserve report on its Trebisov holdings in Slovakia, establishing proved reserves with a net present value of $7,295,012, which will be amortized against future production from this area.

     In the event that the Company is ultimately unable to establish production or sufficient reserves on its properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates its properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception, except for the $500,000 received from Texaco during the quarter ended September 30, 1997. The Company does not currently have a source of ongoing revenues.

     The Company had a net loss applicable to common shares for the three months ended March 31, 1998 and 1997, of approximately $1,800,000 and $1,300,000, respectively. The difference is due in large part to the expansion of the Company's activities, primarily as a result of acquisitions and the growth of the Company's administrative expenses. A substantial portion of the general and administrative expenses consist of payments to a limited number of officers, directors, and consultants.

     Due to changes in exchange rates between the U.S. dollar and currencies in the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. A loss of $57,661 related to this currency conversion was recognized in the three months ended March 31, 1998. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

     Under the full cost method by which the Company accounts for its mineral interests in properties, costs of unproved properties are assessed periodically and any resulting provision for impairment would normally be charged to the proved property base, if any. If there is not a proved property base, the impairment is charged to operations. The impact of such reassessment and resulting impairment charge could be significant during any particular period. As a result, the results of operations for any particular period may not be indicative of the results that could be expected for the remainder of the year.

     As of March 31, 1998, the Company reported approximately $31,400,000 in oil and gas properties. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession or license, of which there can be no assurance.
If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the three months ending March 31, 1998 and 1997, operations required cash of approximately $2,547,000 and $741,000, respectively. The cash used in operations in the first quarter of 1998 was used primarily to fund the Company's operational loss of $1,756,629 and to reduce the Company's accounts payable by $836,351.

     Investing activities used net cash of approximately $2,288,000 for the three months ended March 31, 1998, the largest components of which were the approximately $1,105,000 to purchase equipment and approximately $962,000 to purchase securities held for investment, as compared to approximately $388,000 used for acquisitions in the prior three month period.

     Financing activities used net cash of approximately $1,443,000 during the three month period ending March 31, 1998, as compared to providing net cash of approximately $1,130,000 in the prior year comparative period. Available cash was used to reduce the principal balance of loans by this amount during the first quarter of 1998.

     At March 31, 1998, the Company had total current assets of approximately $10,965,000 and total current liabilities of approximately $6,425,000, resulting in working capital of approximately $4,540,000, or a working capital ratio of 1.7-to-1.

     As noted above, the Company has relied principally on financing activities to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will be required to obtain additional cash either from financing activities or operations to meet its longer term needs. There can be no assurance that funds will be available to the Company as and when needed by its business activities, or at all. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company held by the current shareholders.

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

                               OTHER INFORMATION


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

                SEC
Exhibit      Reference
Number         Number        Title of Document
-------      ---------       -----------------
  1             (10)         Asset Exchange Agreement by and among EuroGas, Inc.,
                             Beaver River Resources, Ltd., and Terrell W. Smith,
                             Dated April 1, 1998

  2             (10)         Letter of Intent by and between EuroGas, Inc., and
                             Belmont Resources, Inc., Dated May 8, 1998

  3             (23)         Consent of Ryder Scott Company, Petroleum Engineers

  4             (27)         Financial Data Schedule

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EUROGAS, INC.


Dated:  May 15, 1998                      By   /s/ Hank Blankenstein
                                            Hank Blankenstein, Vice-President