Form 10-Q
period 1998-06-30
EUROGAS INC
filed 1998-08-12
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED              JUNE 30, 1998

                COMMISSION FILE NUMBER                   33-1381-D


                                EUROGAS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                      UTAH                                   87-0427676
        -------------------------------                 -------------------
        (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                 Identification No.)


           942 EAST 7145 SOUTH, #101A
                 MIDVALE, UTAH                                 84047
        -------------------------------                 -------------------
    (Address of principal executive offices)                 (Zip Code)


                                (801) 255-0862
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                     N/A
                 ----------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X        No

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 11, 1998, the Issuer had 64,845,811 shares of its common stock, par value $0.001 per share, issued and outstanding.

                                     PART 1
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of June 30, 1998, and December 31, 1997 (the Company's most recent year end), and unaudited condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, and unaudited condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

FORWARD LOOKING INFORMATION MAY PROVE INACCURATE

     This report on Form 10-Q contains certain forward looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including establishing beneficial relationships with industry partners to provide funding and expertise to the projects of the Company, locating commercial deposits of methane and natural gas on the Company's concessions and licenses, the successful negotiation of additional licenses and permits for the exploitation of any reserves located, the successful completion of wells, the economic recoverability of in-place reservoirs of hydrocarbons, the successful addressing of technical problems in completing wells and producing gas, the success of the marketing efforts of the Company, the ability of the Company to establish required facilities to gather and transport hydrocarbons that may be produced, the success of the operating entities on the projects in which the Company has an interest but does not control, and the ability of the Company to obtain the necessary financing to successfully complete its goals. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those described. The Company does not intend to update the forward-looking statements contained in this report.

                         EUROGAS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                                     June 30,    December 31,
                                                        1998            1997
                                                 -----------     -----------

                                    ASSETS

Current Assets
    Cash and cash equivalents                    $11,157,986     $17,247,667
    Other receivables                                444,355         173,691
    Receivable from related party                  1,100,000               -
    Other current assets                              17,691          29,370
                                                 -----------     -----------

         Total Current Assets                     12,720,032      17,450,728
                                                 -----------     -----------
Investment in securities
   available-for-sale                                953,413               -
                                                 -----------     -----------
      Property and Equipment

       Oil and gas properties subject
       to amortization                             8,503,935               -
   Oil and gas properties not
    subject to amortization                       24,405,418       22,723,660
   Other property and equipment                    1,037,800        1,010,772
                                                 -----------      -----------
                                                  33,947,153       23,734,432
     Less: accumulated depreciation                (779,668)         (767,177)
                                                 -----------      -----------

         Net Property and Equipment               33,167,485       22,967,255
                                                 -----------      -----------

Other Assets                                         303,432          336,560
                                                 -----------      -----------

Total Assets                                     $47,144,362      $40,754,543
                                                 ===========      ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                             $ 1,459,738      $ 1,532,949
    Accrued liabilities                            3,378,713        3,420,042
    Accrued income taxes                             773,329          753,306
    Notes payable - current portion                  349,284        1,107,944
    Notes payable to related parties
     - current portion                               839,397        1,270,547
                                                  ----------       ----------
       Total Current Liabilities                   6,800,460        8,084,788
                                                  ----------       ----------
Long-Term Debt
    Notes payable                                    496,584        2,246,773
    Notes payable to related parties                       -          911,016
                                                 -----------       ----------
       Total Long-Term Debt                          496,584        3,157,789
                                                 -----------       ----------
Stockholders' Equity
   Preferred stock, $.001 par value;
   3,661,968 shares authorized;
   2,400,228 shares issued
     and outstanding; $8,499,197 liquidation
     preference                                        2,400           2,392
     Common stock, $.001 par value;
      325,000,000 shares authorized; issued
      and outstanding 64,746,934 shares
      in 1998 and 55,309,825 shares in 1997           64,747          62,284
     Additional paid-in capital                   76,956,124      61,659,345
     Other comprehensive income                     (612,706)        (14,749)
     Accumulated deficit                         (36,563,247)    (32,197,306)
                                                 -----------      -----------
        Total Stockholders' Equity                39,847,318       29,511,966
                                                 -----------      -----------
Total Liabilities and
  Stockholders' Equity                           $47,144,362      $40,754,543
                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                         For the Three Months     For the Six Months
                               Ended June 30,         Ended June 30,
                        ------------------------   -----------------------
                               1998         1997          1998        1997
                        -----------  -----------   -----------   ---------
Revenues                $         -  $         -   $         -   $       -
                        -----------  -----------   -----------   ---------

Operating Expenses
  Depreciation and
  valuation allowance         6,980        2,207        11,750        42,536
  General and
  administrative expense  2,523,718    2,118,558     4,252,509     3,058,889
                        -----------   ----------   -----------    ----------
     Total Operating
      Expenses            2,530,698    2,120,765     4,264,259     3,101,425
                        -----------   ----------   -----------    ----------

Other Income (Expense)
  Interest income           143,406       12,250       313,962       12,250
  Interest expense         (186,875)    (278,360)     (322,839)    (520,508)
  Exchange gains
   (losses), net             47,247       47,157       (10,414)      47,157
                        -----------  -----------   -----------   ----------

    Other Income
    (Expense), Net            3,778     (218,953)      (19,291)    (461,101)
                        -----------  -----------   -----------    ---------

Loss Before Income
 Taxes                   (2,526,921) (2,339,718)    (4,283,550)  (3,562,526)

Provision for
  Income taxes                    -    (122,281)             -            -
                        -----------  ----------    -----------   ----------

Net Loss                 (2,526,921) (2,461,999)    (4,283,550)  (3,562,526)

Dividends Applicable
  to Preferred Shares        25,181      (7,962)        67,643      174,136
                        -----------  -----------   -----------   ----------
Loss Applicable to
  Common Shares         $(2,552,102) $(2,454,037) $(4,351,193)  $(3,736,662)

Basic and Diluted
  Loss Per Common
  Share                 $    (0.04)   $     (0.05) $     (0.07) $     (0.07)
                        ==========    ===========   ==========  ===========
Weighted Average
  Number of Common
  Shares Used in
  Per Share
  Calculation            64,688,142     50,531,925   63,496,056  49,892,495
                        ===========   ============ ============  ==========
Net Loss Applicable
  to Common Shares      $(2,552,102)  $ (2,454,037)$(4,351,193) $(3,736,662)

Other Comprehensive Income
Net change in unrealized
  loss on securities
  available for sale       (454,787)             -     (454,787)          -
Net change in cumulative
 foreign currency
 translation adjustment     (27,078)             -     (157,919)          -
                        -----------   ------------   ----------  -----------

Comprehensive Loss      $(3,033,967)  $(2,454,037)   $(4,963,899)$(3,736,662)
                        ===========   ===========    =========== ===========

The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                                  For the Six Months
                                                    Ended June 30,
                                               -------------------------
                                                       1997         1998
                                               ------------  -----------
Cash Flows From Operating Activities
    Net loss                                   $(4,283,550)  $(3,562,526)
    Adjustments to reconcile
     net loss to cash
     provided by operating activities:
         Depreciation and amortization              11,750        42,536
         Exchange loss                              10,414             -
         Issuance of stock as financing
          and finders fees                         324,250             -
         Changes in assets and
          liabilities, net of
          assets acquired:
            Receivables                           (270,664)      (235,515)
            Accounts payable                       (73,211)       302,108
            Accrued liabilities                   (104,537)     2,956,755
            Accrued income taxes                    20,023         27,256
            Other                                  (26,203)         5,392
                                               -----------     ----------
Net Cash Used in Operating
 Activities                                     (4,391,728)      (463,994)
                                               -----------     ----------
Cash Flows From Investing Activities
 Acquisition of subsidiaries, net of
 cash acquired                                           -     (6,252,724)
 Purchases of mineral interests,
   property and equipment                       (2,637,721)    (1,918,050)
    Decrease in deposits and prepayments                 -         38,752
    Receivable from related party               (1,100,000)             -
    Investment in securities
     available-for-sale                         (1,411,292)             -
                                               -----------    -----------
       Net Cash Used In Investing
         Activities                             (5,149,013)    (8,132,022)
                                               ===========    ===========

Cash Flows From Financing Activities
   Principal payments on notes payable
    to related parties                          (1,342,166)             -
   Principal payments on notes payable          (2,508,848)    (1,802,498)
   Proceeds from issuance of
    common stock, net of
    offering costs                               7,400,000     15,202,150
                                                ----------     ----------

     Net Cash Provided By Financing
      Activities                                 3,548,986     13,399,652

                                                ----------    -----------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                              (97,926)             -
                                                ----------    -----------

Net Increase (Decrease)
 In Cash and Cash Equivalents                   (6,089,681)     4,803,636

Cash and Equivalents at
 Beginning of Period                            17,247,667        642,605
                                               -----------    -----------

Cash and Equivalents at
 End of Period                                 $11,157,986    $ 5,446,241
                                               ===========    ===========

                                                  For the Six Months
                                                     Ended June 30,
                                                  -------------------
                                                        1998     1997
                                                  ----------   ------

Supplemental Disclosure of
  Cash Flow Information
    Cash paid for interest                        $  300,557   $    -
                                                  ==========   ======

Supplemental Schedule of Noncash Investing and Financing Activities During March 1998, the Company exercised its option to acquire a 16% carried interest in the Beaver River oil and gas project in British Columbia, Canada for $300,000 and 2,400,000 shares of common stock. The acquisition was recorded at $7,875,000.

During June 1997 the Company acquired all of the outstanding common stock of OMV (Jakutien) Exploration Gesellschaft m.b.H., (OMVJ) for $6,252,724 cash, expenses related to the acquisition of $75,580, a stock option to purchase 2,000,000 shares of common stock exercisable at $4.00 to $6.00 per share, and a 5% interest in OMVJ's net profits. The fair value of the stock option on the date granted was $1,150,000. The fair value of the OMVJ net assets was $7,478,304.

During June 1997 long-term notes payable of $3,950,000, and accrued interest of $102,101 were converted into 1,485,964 shares of common stock at an average conversion rate of $2.67 per share.

During May 1997 15,000 shares of the Company's 1997 Series A
Preferred Stock were issued for net cash of $13,500,000, in conjunction with the issuance commissions were paid in the form of 50,000 shares of the Company's common stock.

During June 1997 an option was exercised and a subscription received for the issuance of 2,999,999 shares of the Company's common stock at $2.50 per share. Subsequently, during July 1997, $7,500,000 in cash was received for the subscription.

During June 1997, 1,430,000 shares of common stock were issued at $7.00 per share for a subscription received. Subsequently, during August 1997, $10,010,000 in cash was received for the subscription.


The accompanying notes are an integral part of these financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Financial Statements - The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's report on Form 10-K for the period ended December 31, 1997. The financial position and results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Loss Per Share - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Prior periods have been restated to conform to the requirements of SFAS No. 128. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable resulted in the issuance of common stock. In the Company's present position, diluted loss per share is the same as basic loss per share because potentially issuable common shares would decrease the loss per share and have been excluded from the calculation.

New Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1997. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and have no impact on the Company's consolidated financial position, results of operations or cash flows. The Company adopted SFAS No. 129, Disclosures of Information about Capital Structure, in 1997. In accordance with SFAS No. 129, rights and liquidation preferences of debt and equity securities have been presented in the accompanying condensed consolidated financial statements.

NOTE 2 - STOCKHOLDERS' EQUITY

During May, 1998 the Company issued 8,000 shares of a newly-created 1998 Series B Convertible Preferred Stock (Series B) in a private placement. The Company has designated 30,000 shares of the Series B shares with a par value of $0.001 per share and a liquidation preference of $1,000 per share, plus all accrued but unpaid dividends. The Series B shares are non-voting and bear a dividend rate of 6% per annum, which dividend may be paid in shares of the Company's common stock at its option.

The Series B shares issued during May 1998 were issued for proceeds of $7,400,000 net of finders fees of $600,000 and the issuance of 50,000 common shares, valued at $262,500. Each of the currently issued Series B shares are convertible into that number of shares of Common Stock determined by taking the sum of $1,000, plus any accrued but unpaid dividends through the conversion date, and dividing it by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares, or 80% of the average closing price five trading days prior to conversion. New issuances of Series B shares are similarly convertible into that number of shares of Common Stock determined by taking the sum of $1,000, plus any accrued but unpaid dividends through the conversion date, and dividing it by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares, or 85% of the average closing price five trading days prior to conversion.

The current Series B shareholders have committed to purchase the remaining 22,000 Series B shares in additional traunches of 4,000 shares with gross proceeds of $1,000 per share and commissions of 71/2%. The Company filed a registration statement with the U.S. Securities and Exchange Commission relating to the common stock underlying the Series B shares. The registration statement became effective on August 7, 1997. The Company is required to maintain the effective status of the registration statement for the period the B Series shares remain outstanding.

The Company issued 13,000 common shares valued at $61,750 as financing fees, and issued 2,400,000 shares in connection with the acquisition of an interest in the Beaver River Project described in Note 3.

NOTE 3 - ACQUISITIONS

In March 1998, the Company exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia,Canada in exchange for $300,000 and the issuance of 2,400,000 shares of its common stock. The Company will retain the right to purchase back 1,900,000 of the 2,400,000 common shares any time prior toApril 15, 1999 by returning the carried interest, if the Company determines that the results produced do not warrant the continued holding of the carried interest. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization in the accompanying condensed consolidated balance sheet as of June 30, 1998.

The Company acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) through a private placement subscription agreement for $962,398 during the quarter ended March 31, 1998. United Gunn Resources, Ltd. holds an approximate 12% working interest in the Beaver River Project. During the 2nd quarter of 1998 the Company acquired an additional 528,500 shares of equity securities of United Gunn through market purchases at a cost of $448,894. Through the purchase of equity securities the Company holds 8.7% of the outstanding United Gunn Shares as of June 30, 1998. The investment in United Gunn Resources, Ltd. has been accounted for as a noncurrent investment in securities available-for-sale and is carried at market value. During the 2nd quarter an unrealized loss in the amount of $454,894 on securities available for sale, resulted from the decline in the trading value of the United Gunn Investment and is presented in the financial statements as a component of other comprehensive loss.

NOTE 4 - OIL AND GAS PROPERTIES

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

During the six months ended June 30, 1998, $2,637,721 of cash was invested in oil and gas properties, of which $2,337,7211 related to drilling and developing the Trebisov Project in Slovakia and $300,000 related to the acquisition of Beaver River Project.

NOTE 5 - CHANGE IN FUNCTIONAL CURRENCY OF FOREIGN SUBSIDIARIES

Effective January 1, 1998, the Company changed the functional currencies of the subsidiaries operating in Poland and Slovakia from the U.S. dollar to the local currencies due to those economies ceasing to be considered highly inflationary. The change had no effect on consolidated financial position at the date of the change. The effect of changes in exchange rates during the six months ended June 30, 1998, and in the future with respect to those subsidiaries has been and will be recognized as a separate component of comprehensive loss whereas those changes were previously recognized in the results of operations. The effect of the change in functional currency of foreign subsidiaries was not material. Where the functional currencies of foreign subsidiaries are considered to be the U.S. dollar, financial statements are translated into US dollars using historical exchange rates and net foreign exchange gains and losses have been reflected in the results of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 1998, notes payable to related parties were reduced $1,342,166 by cash payments. In addition, the Company is currently negotiating repayment terms (which may be cash, stock or combination thereof). Of $1,100,000 which was paid to a related party lender in error. The payment has been accounted for as a receivable from the related party at June 30, 1998.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The holders of certain registration rights have requested the Company provide it with information concerning the delay in filing a required registration statement. While the shareholders have not asserted a specific legal claim against the Company to date, it may elect to do so if the Company is unable to resolve this matter.

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

Eurogas has engaged technical and business consultants for its various projects under terms which will require minimum payments of $1,632,000 and $1,200,000 during the years ending December 31, 1998 and 1999, respectively.

During March of 1998, the Company was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Slovakian joint venture. The problem area is outside of the Trebisov area where the Company has drilled six wells and which is unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Slovakian joint venture agreements and is subject to a competing claim of ownership by a private Slovakian company. To the extent the Slovakian joint venture may not have exploration rights as previously contemplated, the Company's expansion beyond the Trebisov area may be limited. During the 2nd quarter the Company entered into an agreement to acquire a controlling interest in the disputed area which is located to the south of Trebisov. The terms of the letter of intent provide for the acquisition of the competing interest in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares for $5.00 per share. The division of the working interest for this territory will then be 67 1/2% for the Company (rather than the 50% split which governs the Trebisov area) provided that the Company carries the cost of drilling the first two wells in the disputed area. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem. The cost of the acquisition of the property will be based on the fair value ofthe common stock and warrants on the date the transaction is completed less any amounts recovered or recoverable from the former shareholders of Danube.

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

NOTE 8 - SUBSEQUENT EVENTS

During July and August 1998, holders of Series B shares converted1000 Series B shares into 481,805 common shares at a weighted-average price of $3.36 per share.

During July 1998, the Company entered into agreements which grant the right to explore prospects within the Ukraine with two Ukrainian companies. The agreements require the Company to fund the exploration using the licenses of the joint venture partners for a net 70% interest in the profits until costs are recovered, then a 50% profits interest in the projects.

During July 1998, the Company acquired directors and officers liability insurance for a term of one year with a commitment of $67,500.

The Company has very recently entered into a joint venture with RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG ("RWE-DEA") that gives RWE-DEA the right to select the Ukrainian properties that RWE-DEA will be equal owners, although RWE-DEA will maintain administrative control and will be the operator of any proposed activities.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     EuroGas, Inc. (the "Company"), is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons. The Company has acquired interests in several large concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. One of the Company's early projects was a coal bed methane gas concession in Poland that was sold, with a retained interest, to a subsidiary of Texaco, Inc. ("Texaco"). In connection with this transaction, the Company gave Texaco a right of first refusal to acquire a controlling interest in two other coal bed methane concessions the Company holds in Poland. The Company has subsequently been granted another concession in Poland and has entered into an agreement with Polish Oil and Gas Company ("POGC") to jointly explore 1.9 million acres in which POGC holds, or has the right to acquire, interests. The Company has also recently entered into an agreement with Zahidukrgeologia, an Ukrainian state geological enterprise, and a joint venture agreement with Makyivs'ke Girs'ke Tovarystvo ("MGT"), both to expand the Company's potential exploration into Ukraine.

     The Company also holds an interest in a potential natural gas field located in Slovakia (the "Trebisov Area"). It is a joint venture partner there with NAFTA Gbely a.s. ("NAFTA"), an energy concern that was formerly part of the national oil and gas company. The Company has drilled five wells on this location and is currently drilling a sixth. On completion of all six wells, the installation of a production gathering system, and the construction of a pipeline to an existing transmission facility, the Company anticipates commencing natural gas production from this area. Recently, the Company entered into an agreement to acquire an interest in a concession located close to the Trebisov Area.

     The Company recently acquired EuroGas Jakutien Exploration GmbH ("EJ"), formerly known as OMV (Jakutien) Exploration GmbH, from OMV Group ("OMV"). EJ holds a 50% interest in a joint venture established to explore for oil and gas in the Sakha Republic in northeastern Siberia. The Company also holds an interest in an oil and gas project in Canada and, in March 1998, purchased an interest in a talc deposit located in Slovakia. During 1997, the Company terminated an earlier interest it held in the Czech Republic.

     The Company is in the early stages with respect to its exploration interests and has not yet established production or a source of revenues. The Company has been dependent to date on equity financing to meet its funding needs and anticipates that it will continue to be so for the foreseeable future.

RECENT DEVELOPMENTS

SLOVAKIAN PROJECT

     The Company has drilled six wells on its Slovakian Concession. In consultation with its technical consultant, Schlumberger, the joint venture has decided to complete all the wells drilled, construct a processing plant, and tie production to a nearby gas pipeline by the end of the year. The Company recently engaged Ryder Scott Company, a petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The reserve report concluded the that the Company had total proved reserves of 94,880 barrels of oil condensate and 5,487 million cubic feet of natural gas on its Slovakian Concession. Of this amount, 15,824 barrels of oil condensate and 868 million cubic feet of natural gas are undeveloped proven reserves. Based on this report, the proven reserves have a net present value, discounted at 10%, of approximately $7.3 million.

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

     During March of 1998, the Company was informed by NAFTA that a third-party held rights to exploit a portion of the areas of mutual interest proposed to be explored and developed by the Slovakian joint venture outside of the Trebisov area. The Company recently entered into an agreement to acquire a controlling interest in the disputed area. The terms of the Letter of Intent provide for the acquisition of the competing interests in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares for $5.00 per share. The division of the working interest for this territory will now be 67.5% for the Company, rather than the 50% split which governs the Trebisov area, provided that the Company carries the cost of drilling the first two wells in the previously disputed area. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem.

ACTIVITIES IN THE UKRAINE

     The Company has entered into an Agreement on Joint Investment and Production Activities with an Ukrainian state-owned company, Zahidukrgeologia, to explore and, if justified, develop a license area currently held by Zahidukrgeologia. The agreement also provides for the potential expansion of its scope to cover an additional nine prospects on the joint agreement of the parties and the approval of the State Committee of Geology. Zahidukrgeologia contributed its existing license, existing geological data, and its experience in facilitating the approval of the proposed projects. The Company will be responsible for all of the future costs associated with exploration, drilling, completing, and equipping wells. Any profits of the joint venture will be split 70% to the Company and 30% to Zahidukrgeologia until the Company has received an amount equal to the amount it has spent and 50% to each of the parties thereafter.

     The Company has also entered into a Statutory Agreement of Association of Limited Liability Company with Foreign Investments with MGT to form a limited liability company under the name "Eurodongas." The limited liability company will be formed for the purpose of exploring for and, if justified, developing three methane gas prospects. The Company will hold a 50% interest in this limited liability company with administrative control and will be obligated to fund the operations. The Company is entitled to receive 70% of the distributions until its contributions have been returned and then profits will be split 50% to each participant.

     Finally, the Company has an agreement with Ukrnafta, a joint stock company, to explore and, if justified, develop a concession located in the Ukraine which is, in part, a continuation of the geological formation underlying the Company's interests in Poland. This concession is in the very early stages of exploration.

     The Company has very recently entered into a joint venture with RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG ("RWE-DEA") that gives RWE-DEA the right to select the Ukrainian properties that the joint venture will explore and, if justified, develop. Under the terms of the joint venture, the Company and RWE-DEA will be equal owners, although RWE-DEA will maintain administrative control and will be the operator of any proposed activities.

ACTIVITIES IN CANADA

     The Company has acquired an interest in the Beaver River natural gas field located in northeastern British Columbia. The gas field was originally developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia. Technical problems led to excess water production and Amoco shut-in the field in 1978. However, a subsidiary of Canadian Occidental Petroleum has entered into an agreement and is working on the field in an attempt to reestablish commercial natural gas production in the project using up-to-date technology. It will, if warranted, spend up to $13 million
(US) on the project before requiring any participation from the other working interests. The Company first purchased 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for approximately $950,000 (US). Subsequently, the Company acquired an additional 528,500 shares of United Gunn through open market purchases at a cost of $454,894 and now holds 8.7% of United Gunn. United Gunn holds an approximately 12% working interest in the project. The Company then acquired an entity with a direct 16% working interest in the project in exchange for $300,000 and the issuance of 2,400,000 shares of restricted common stock. The Company retains the right to purchase back 1,900,000 of the 2,400,000 shares of restricted common stock, for return of the interest, any time prior to April 15, 1999 if the Company determines that the results produced do not warrant the continued holding of the 16% interest.

RECENT FINANCING

     The Company recently entered into an agreement to sell all of a newly authorized 30,000 shares of 1998 Series B Convertible Preferred Stock for $1,000 per share or $30,000,000 (US). In connection with the sale, investors have initially purchased 8,000 Preferred shares for gross proceeds of $8 million and net proceeds of $7,137,500 after payment of commissions and expenses. The Company may also require the investors to purchase 4,000 shares of Preferred Stock ($4 million) every thirty (30) days as the Company has now completed an effective Registration Statement covering the resale of common shares issuable upon conversion of the Preferred shares August 7, 1998. Pursuant to the agreement, the Company expects to receive net proceeds of approximately $20 million over the next six months.

     The shares have a par value of $0.001 per share and a liquidation preference of $1,000 per share, plus all accrued but unpaid dividends. The shares of 1998 Series B Convertible Preferred Stock bear a dividend of 6% per annum, pro rated to the date of conversion. The Company has the option to pay such dividend in cash or by delivery of shares of Common Stock at the time of conversion. The Company is prohibited from paying dividends or making other distributions on any stock ranking, as to dividends or liquidation, junior to the 1998 Series B Convertible Preferred Stock.

     Each share of 1998 Series B Convertible Preferred Stock currently outstanding is convertible into that number of shares of Common Stock determined by taking the sum of $1,000 plus, at the election of the Company to pay dividends by the issuance of Common Stock, the amount of any accrued but unpaid dividends through the conversion date and dividing it by the lesser of (i) 125% of the average closing bid price of the Common Stock, as reported by Bloomberg, for the five trading days preceding the issuance of the shares of 1998 Series B Preferred Stock then being converted; or (ii) 80% of the average closing bid price, as reported by Bloomberg, for the five trading days preceding the conversion date. After the initial 8,000 shares are converted, the remaining 22,000 shares of 1998 Series B Convertible Preferred Stock shall, if and when issued and converted, be converted into that number of shares of Common Stock determined by taking the sum of $1,000 plus any accrued but unpaid dividends to be paid in Common Stock and dividing it by the lesser of (i) 125% of the average closing bid price of the Common Stock, as reported by Bloomberg, for the five trading days preceding the issuance of each respective block of 1998 Series B Convertible Preferred Stock; or (ii) 85% of the average closing bid price of the Common Stock, as reported by Bloomberg, for the five trading days preceding the conversion date.

     The 1998 Series B Convertible Preferred Stock does not have voting rights, except to the extent that the consent of the holders is specifically required by the governing provisions of the corporate law of the state of Utah as now existing or as they may hereafter be amended.

     To date, investors have converted 1,000 Preferred Shares into 481,805 common shares at a weighted average price of $3.36 per share.

FINANCIAL POSITION

     The Company had an accumulated deficit of $36,563,247 at June 30, 1998, most of which has been funded out of proceeds received from the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's financing activities provided net cash of approximately $31 million, $8.2 million, and $2.9 million during the years ended 1997, 1996, and 1995, respectively, and used net cash of approximately $3.9 million for the six months ended June 30, 1998, for the repayment of long-term debt. During this same period, operating activities used net cash of $3.2 million, $4.0 million, and $2.4 million for the years ended December 31, 1997, 1996, and 1995, respectively, and $5.5 million for the six months ended June 30, 1998. The Company has also used cash to acquire mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with $11.7 million, $3.7 million, and $1.3 million used in investing activities for the years ended December 31, 1997, 1996, and 1995, respectively, and $2.6 million for the six months ended June 30, 1998.

     The Company's principal assets consist of unproved and undeveloped gas properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly related overhead costs which include the costs of Company owned equipment. Since the Company has not established production, these properties have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates its properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

RESULTS OF OPERATIONS

     The Company has not received any revenues since inception, except for the $500,000 received from Texaco during the quarter ended September 30, 1997. The Company does not currently have a source of ongoing revenues.

     The Company had a net loss applicable to common shares for the three months ended June 30, 1998 and 1997, of $2,552,102 and $2,454,037, respectively. The
Company had a net loss applicable to the six months ended June 30, 1998 and 1997 of $4,351,193 and $3,736,662 respectively.

     Due to changes in exchange rates between the U.S. dollar and currencies in the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. An exchange loss in the amount of $47,247 for the three months ended June 30, 1998 is offset by a net exchange gain of $10,414 for the six months ended June 30, 1998. A loss of $27,078 related to this currency conversion from the translation and consolidation of foreign subsidiaries' financial statements was recognized in the three months ended June 30, 1998 and $157,919 for the six months ended June 30, 1998 . The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

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

     As of June 30, 1998, the Company reported approximately $33,000,000 in oil and gas properties. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession or license, of which there can be no assurance. If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from debt and equity financing to provide the funds required for acquisitions and operating activities. The completion of the recent financing by the Company has greatly strengthened its capital and liquidity position.

     During the six months ending June 30, 1998 and 1997, operations required cash of approximately $4,091,728 and $463,194 respectively. Cash used in operations during the first six months of 1998 were used primarily to fund the Company's operational loss of $4,264,259.

     Investing activities used net cash of approximately $5,149,013 for the six months ended June 30, 1998, the largest component of which was the purchase of mineral interests, property and equipment of approximately $2,630,000. Approximately $1,400,000 was used to purchase securities.

     Of the $7.4 million provided by financing activities, approximately $3.8 million was used for principal payments on notes.

     Net increase and decrease in cash or cash equivalents for the six months ended June 30, 1998 was approximately $6 million.

     On June 30, 1998, the Company had total current assets of $12,720,032 and total current liabilities of approximately $6.8 million resulting in a working capital of approximately $5.9 million or a working capital ratio of 1.8:1.

     As noted above, the Company has relied principally on financing activities to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs particularly with the recent financing, it may be required to obtain additional cash either from financing activities or operations to meet its longer term needs. There can be no assurance that funds will be available to the Company as and when needed by its business activities, or at all. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company held by the current shareholders.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproved properties will be charged to operations, leading to significant additional losses.

                                    PART II

                                OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS


     The holder of certain registration rights, Finance Credit & Development Corporation, Ltd., has requested that the Company provide it with information concerning the delay in filing a required registration statement. While Finance Credit & Development Corporation, Ltd., has not asserted a specific legal claim against the Company to date, it may elect to do so if the Company is unable to resolve this matter with it.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

     The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document
------   -------    -----------------

     1   (23)       Consent of Ryder Scott Company, Petroleum Engineers

     2   (27)       Financial Data Schedule

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          EUROGAS, INC.

Dated:  August 12, 1998                   By /S/ Hank Blankenstein
                                             Hank Blankenstein, Vice-President