Form 10-Q
period 1998-09-30
EUROGAS INC
filed 1998-11-17
CIK 783209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  September 30, 1998

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

                         Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 9, 1998, the Issuer had 69,965,179 shares of its common stock, par value $0.001 per share, issued and outstanding.


                                     PART 1
                             FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

GENERAL

     EuroGas, Inc. (the "Company"), files herewith unaudited condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997 (the Company's most recent year end), and unaudited condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Company, such financial statements reflect all adjustments necessary to fairly present the financial condition, results of operations, and cash flows of the Company for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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


                       EUROGAS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                 September 30,   December 31,
                                                     1998           1997
                                                 -------------   ------------
                                    ASSETS

Current Assets
 Cash and cash equivalents                         $12,062,482    $17,247,667
 Value added tax receivables                           541,071        173,691
 Receivable from joint venture partner                 375,100             -
 Receivable from related party                       1,100,000             -
 Other current assets                                  118,985         29,370
                                                   -----------   ------------
  Total Current Assets                              14,197,638     17,450,728
                                                   -----------   ------------
Investment in securities available-for-sale            897,248             -

Property and Equipment
 Oil and gas properties subject
  to amortization                                    9,879,008             -
 Oil and gas properties not subject
  to amortization                                   25,110,037     22,723,660
 Other mineral interest property                     1,032,562             -
 Other property and equipment                        1,089,383      1,010,772
                                                   -----------   ------------
                                                    37,110,990     23,734,432
     Less: accumulated depreciation                   (770,433)      (767,177)
                                                   -----------   ------------
  Net Property and Equipment                        36,340,557     22,967,255
                                                   -----------   ------------
Other Assets                                           639,307        336,560
                                                   -----------   ------------
Total Assets                                       $52,074,750    $40,754,543
                                                   ===========   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                  $ 2,261,643   $  1,532,949
 Accrued liabilities                                 3,078,272      3,420,042
 Accrued income taxes                                  804,297        753,306
 Notes payable - current portion                     1,493,949      1,107,944
 Notes payable to related parties -
  current portion                                      845,868      1,270,547
                                                  ------------   ------------
  Total Current Liabilities                          8,484,029      8,084,788
                                                  ------------   ------------
Long-Term Debt
 Notes payable                                         349,284      2,246,773
 Notes payable to related parties                           -         911,016
                                                  ------------   ------------
    Total Long-Term Debt                               349,284      3,157,789
                                                  ------------   ------------
Stockholders' Equity
 Preferred stock, $.001 par value; 3,661,968
  shares authorized; 2,397,728 shares issued
  and outstanding; $5,999,197 liquidation
  preference at September 30, 1998                       2,398          2,392
 Common stock, $.001 par value; 325,000,000
  shares authorized; issued and outstanding
  68,430,123 shares at September 30, 1998 and
  62,283,934 shares in 1997                             68,430         62,284
 Additional paid-in capital                         82,321,462     61,659,345
 Other comprehensive income                           (674,353)       (14,749)
 Accumulated deficit                               (38,476,500)   (32,197,306)
                                                  ------------   ------------
  Total Stockholders' Equity                        43,241,437     29,511,966
                                                  ------------   ------------
Total Liabilities and Stockholders' Equity        $ 52,074,750   $ 40,754,543
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.


                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                         For the Three Months        For the Nine Months
                                          Ended September 30,        Ended  September 30,
                                       -------------------------   -------------------------
                                          1998          1997          1998          1997
                                       -----------   -----------   -----------   -----------
Sale of Property Interest              $        -    $   500,000   $        -    $   500,000
                                       -----------   -----------   -----------   -----------
Operating Expenses
 Cost of property interest sold                 -        500,000            -        500,000
 Impairment of mineral interests
    in property                                 -      1,972,612            -      1,972,612
 Depreciation and valuation allowance       13,153            -         19,066        10,268
 General and administrative expense      2,296,043     3,375,010     6,553,759     6,466,166
                                       -----------   -----------   -----------   -----------
    Total Operating Expenses             2,309,196     5,847,622     6,572,825     8,949,046
                                       -----------   -----------   -----------   -----------
Other Income (Expense)
 Interest income                           543,653       219,558       857,615       231,808
 Interest expense                           36,711      (268,817)     (286,128)     (789,325)
 Exchange gains (losses), net              (57,093)      191,859       (67,507)      239,015
                                       -----------   -----------   -----------   -----------
    Other Income (Expense), Net            523,271       142,600       503,980      (318,502)
                                       -----------   -----------   -----------   -----------
Net Loss                                (1,785,925)   (5,205,022)   (6,068,845)   (8,767,548)

Dividends Applicable to Preferred
 Shares                                    142,706       198,471       210,349       372,607
                                       -----------   -----------   -----------   -----------
Loss Applicable to Common Shares       $(1,928,631)  $(5,403,493)  $(6,279,194)   (9,140,155)
                                       ===========   ===========   ===========   ===========
Basic and Diluted Loss Per
 Common Share                          $     (0.03)  $     (0.09)  $     (0.10)  $     (0.17)
                                       ===========   ===========   ===========   ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation   66,456,970    58,108,511    63,918,059    52,612,078
                                       ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      For the Nine Months
                                                       Ended September 30,
                                                  ----------------------------
                                                      1998           1997
                                                  ------------    ------------
Cash Flows From Operating Activities
 Net loss                                         $ (6,068,845)   $ (8,099,715)
 Adjustments to reconcile net loss to cash
    provided by operating activities:
    Impairment of mineral interests in properties           -        1,972,612
  Depreciation and amortization                         19,066          10,268
    Exchange loss                                       67,507         239,016
    Issuance of stock as financing and for
     services                                          348,625              -
  Changes in assets and liabilities, net
     of assets acquired:
       Receivables                                    (365,360)         84,641
       Prepaid expenses                               (118,133)             -
       Accounts payable                               (621,443)        (32,119)
       Accrued liabilities                            (202,161)        843,527
       Other                                            30,213         149,885
                                                  ------------    ------------
  Net Cash Used in Operating Activities             (6,910,531)     (4,831,885)
                                                  ------------    ------------
Cash Flows From Investing Activities
 Acquisition of subsidiaries, net of
  cash acquired                                             -       (6,314,287)
 Purchases of mineral interests, property
  and equipment                                     (4,130,785)     (1,621,438)
 Increase in deposits and prepayments                 (308,290)     (4,000,000)
 Receivable from related party                      (1,100,000)             -
 Investment in securities available-for-sale        (1,408,200)             -
 Proceeds from sale of interest in gas property             -          500,000
                                                  ------------    ------------
  Net Cash Used In Investing Activities             (6,947,275)    (11,435,725)
                                                  ------------    ------------
Cash Flows From Financing Activities
 Proceeds from issuance of notes payable -
  related parties                                           -        1,444,128
 Principal payments on notes payable to
  related parties                                     (997,556)             -
 Proceeds from issuance of notes payable                    -       (2,638,022)
 Principal payments on notes payable                (2,855,384)             -
 Proceeds from issuance of common stock, net
  of offering costs                                 12,487,500      33,500,000
 Proceeds from exercise of stock options               150,000              -
 Dividends paid on preferred stock                    (260,141)             -
                                                  ------------    ------------
  Net Cash Provided By Financing Activities          8,524,419     32,306,106
                                                  ------------   ------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                  148,202             -
                                                  ------------   ------------
Net Increase (Decrease) In Cash and
 Cash Equivalents                                   (5,185,185)    16,038,496

Cash and Equivalents at Beginning of Period         17,247,667        642,605
                                                  ------------   ------------
Cash and Equivalents at End of Period             $ 12,062,482   $ 16,681,101
                                                  ============   ============

The accompanying notes are an integral part of these financial statements.


                        EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (UNAUDITED)


                                                      For the Nine Months
                                                      Ended September 30,
                                                  ---------------------------
                                                     1998            1997
                                                  ------------    -----------
Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                        $    300,557    $        -
                                                  ============    ===========

Supplemental Schedule of Noncash Investing and Financing Activities

During the nine months ended September 30, 1998, the Company accrued dividends on preferred shares in the amount of $210,349. During the third quarter of 1998, shareholders converted 8,000 shares of Series B preferred stock into 3,486,728 common shares and were issued 48,961 common shares for accrued dividends on the Series B preferred shares in the amount of $107,144.

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

During June 1997, long-term notes payable of $3,950,000, and accrued interest of $102,101 were converted into 1,485,964 shares of common stock at an average conversion rate of $2.67 per share.

During May 1997, the Company issued  15,000 shares of 1997 Series A
Preferred Stock for net cash of $13,500,000. In conjunction with the issuance, commissions were paid in the form of 50,000 shares of common stock.

During June 1997, an option was exercised and a subscription was received for the issuance of 2,999,999 shares of common stock at $2.50 per share. During July 1997, $7,500,000 in cash was received for the subscription.

During June 1997, the Company issued 1,430,000 shares of common stock at $7.00 per share for a subscription received. During August 1997, $10,010,000 in cash was received for the subscription.

During July 1997, 1,250,000 shares of 1996 Series preferred stock along with $72,774 in related accrued preferred dividends were converted into 2,500,001 shares of common stock. In addition, 10,825.5 shares of 1997 Series preferred stock and $156,948 of related accrued preferred dividends were converted into 1,772,246 shares of common stock from July through September 1997.

During September 1998, the company acquired a 51% interest in Envigco S.r.o. for $1,500,000 through a cash payment of $500,000 and by incurring a liability for the remainder in the amount of $1,000,000.


The accompanying notes are an integral part of these financial statements.


                        EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING PRINCIPLES

CONDENSED FINANCIAL STATEMENTS - The accompanying condensed consolidated financial statements have been prepared by the Company and are not audited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist of only normal recurring adjustments. These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with the Company's most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1997. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the company's present position, diluted loss per share is the same as basic loss per share because 18,251,746 and 13,450,000 potentially issuable common shares at September 30, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

NEW ACCOUNTING STANDARDS - During 1998, the Company adopted the following Statements of Financial Accounting Standards (SFAS). SFAS No. 130, Reporting Comprehensive Income, requires the components of comprehensive income to be disclosed in financial statements. SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure and the presentation revenue and total assets by country. These disclosures are required beginning with the Company's annual financial statement for 1998. To the extent applicable to interim financial statements, the required disclosures from these new standards are provided herein.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and will not require retroactive restatement of prior period financial statements. The company has not yet quantified the impact of adopting SFAS 133 on its financial statements, but does not expect the impact to be material.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company and its international subsidiaries occasionally incur obligations payable in currencies other than their functional currencies. This subjects the Company to the risks associated with fluctuations in foreign currency exchange rates. The Company does not reduce this risk by utilizing hedging. The amount of risk is not material to the Company's financial position or results of operations.

NOTE 2 - STOCKHOLDERS' EQUITY

During May and September 1998, the Company issued 13,500 shares of a newly-created 1998 Series B Convertible Preferred Stock (Series B) in an ongoing private placement. The Company has designated 30,000 shares of the Series B shares with a par value of $0.001 per share and a liquidation preference of $1,000 per share plus all accrued but unpaid dividends. The Series B shares are non-voting and bear a dividend rate of 6% per annum. Dividends may be paid in shares of the Company's common stock at its option.

Eight Thousand Series B shares were issued during May 1998 for $7,400,000, net of finders' fees of $600,000. An additional finders' fee was also paid by the issuance of 50,000 common shares valued at $262,500 or $5.25 per share. Each of the 8,000 Series B shares issued during May were convertible into common stock at the rate of $1,000 plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares or 80% of the average closing price five trading days prior to conversion. During the third quarter 1998, the 8,000 Series B shares were converted into 3,486,728 common shares at a weighted-average price of $2.29 per share. In connection with the conversion, 48,961 common shares were issued for $107,144 of accrued dividends on the converted Series B shares at $2.19 per common share.

During September 1998, 5,500 Series B shares were issued to the same investors for proceeds of $5,087,500 net of finders' fees of $412,500. The annual dividend requirement for the Series B shares outstanding at September 30, 1998 is $330,000. These Series B shares are similarly convertible into that number of shares of common stock at the rate of $1,000, plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares, or 85% of the average closing price five trading days prior to conversion.

The Company retains the rights to issue an additional 4,000 shares to a maximum 16,500 Series B shares every 30 days beginning January 1, 1999 if the common stock of the Company is trading in excess of $3.00 per share or if the subscribers otherwise consent, at $1,000 per share less commissions of 71/2%. The Company filed a registration statement with the U.S.
Securities and Exchange Commission relating to the common stock underlying the Series B shares. The registration statement became effective on August
7, 1998. The Company is required to maintain the effective status of the registration statement for the period the Series B shares remain outstanding.

The Company issued 20,500 common shares during 1998 which were valued at $86,117 for financing fees and for services. In addition, 2,400,000 shares were issued in 1998 in connection with the acquisition of an interest in the Beaver River Project described in Note 3. The Company issued 100,000 common shares during 1998 upon the exercise of stock options for $150,000.

NOTE 3 - ACQUISITIONS AND INVESTMENTS

In March 1998, the Company exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 shares of its common stock which were valued at $3.16 per share. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization in the accompanying condensed consolidated balance sheet as of September 30, 1998. The Company retains the right to purchase back 1,900,000 of the 2,400,000 common shares any time prior to April 15, 1999 by returning the carried interest, if the Company determines that the results produced do not warrant the continued holding of the carried interest.

The Company acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) through a private placement subscription agreement for $962,398 during the quarter ended March 31, 1998. United Gunn Resources, Ltd. holds an approximate 12% working interest in the Beaver River Project. During the second quarter of 1998 the Company acquired an additional 528,500 shares of equity securities of United Gunn through market purchases at a cost of $448,894. Through the purchase of equity securities the Company holds 8.7% of the outstanding United Gunn Shares as of September 30, 1998. The investment in United Gunn Resources, Ltd. has been accounted for as a noncurrent investment in securities available-for-sale and is carried at market value. During the second and third quarters an unrealized loss in the amount of $514,044 on securities available-for-sale resulted from the decline in the trading value of the United Gunn Investment and is presented in the financial statements as a component of other comprehensive loss.

During the third quarter of 1998, the Company posted a refundable cash bond of $337,723 which will allow the Company to purchase an interest in an operating oil refinery in Slovenia. If negotiations are successful, the Company will be required to pay cash and issue common stock to complete the acquisition. The refundable bond has been included as a long-term other asset in the accompanying financial statements.

During September 1998, the Company acquired a 51% interest in Envigco s.r.o., a Slovakian private company, which owns a 2,300 square kilometer concession in the north east corner of Slovakia. The concession expires in August 2001. The company paid $500,000 at the date of the acquisition and has an obligation to pay $1,000,000 by December 31, 1998; however, the due date of that payment is being renegotiated.

As further described in Subsequent Events, the Company has entered into an agreement to acquire a 31% interest in Big Horn Resources Ltd.

NOTE 4 - MINERAL INTEREST PROPERTIES

In August 1997, the Company entered into an agreement with a subsidiary of Texaco for the exploration and potential development of the Company's coal bed methane gas interests held by a concession in Poland. The property interest was transferred to Texaco in exchange for a $500,000 initial payment and a 14% carried interest in the net profits from the property and Texaco would pay all of the costs of the initial phase of exploration of the property. Texaco agreed to either return the concession to the Company at the conclusion of the initial phase or pay $2,500,000 in December 1998 and continue with phase 2 of the exploration and development of the property.

Texaco has informed the Company that it has elected not to proceed with phase 2 of the agreement between the companies. Texaco has stated that the testing results from the exploration wells it has drilled do not meet the financial criteria of Texaco. Management of the Company is currently discussing the return of the methane gas concession with Texaco and is evaluating the recoverability of the Company's $8,800,000 investment in the concession. Although the evaluation has not been completed, management has preliminarily determined that estimated net future cash flows from the property will likely support the carrying value of the property if the concession is returned. The Company plans to continue to pursue development of the coal bed methane project on this property.

An oil and gas reserve report was prepared for the Company's interests in the Trebisov oil and gas properties in Slovakia, dated May 1, 1998, which determined that proved reserves of oil and gas exist. The cost of that project has been classified as oil and gas properties subject to amortization. The wells drilled on the property have been completed and a gas gathering system is being constructed. Amortization will begin when and if production begins from wells on that property.

In addition to the investment in Beaver River and Envigro s.r.o. as described above, the Company increased its oil and gas investment in the Trebisov project in Slovakia by $2,600,395 and by $1,390,218 in the Ukraine projects.

NOTE 5 - CHANGE IN FUNCTIONAL CURRENCY OF FOREIGN SUBSIDIARIES

Effective January 1, 1998, the Company changed the functional currencies of the subsidiaries operating in Poland and Slovakia from the U.S. dollar to the local currencies due to those economies ceasing to be considered highly inflationary. The change had no effect on consolidated financial position at the date of the change or on the consolidated results of operations for periods prior to the change. The effect of changes in exchange rates during the nine months ended September 30, 1998, and in the future with respect to those subsidiaries has been and will be recognized as a separate component of comprehensive loss whereas those changes were previously recognized in the results of operations. Where the functional currencies of foreign subsidiaries continue to be the U.S. dollar, financial statements are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries have been reflected in the results of operations.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 1998, notes payable to related parties were reduced by $997,556 with cash payments. Collection of $1,100,000 which was paid to a related party lender in error during 1998 is anticipated during the fourth quarter of 1998. The payment has been accounted for as a receivable from the related party at September 30, 1998.

NOTE 7-COMPREHENSIVE LOSS

The Company adopted SFAS N0 130, "Reporting of Comprehensive Income", as of the beginning of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income or loss and its components. Other comprehensive income of the Company consists of unrealized losses on investment in securities available-for-sale and cumulative foreign currency translation adjustment. SFAS No. 130 does not affect the measurement of the items included in other comprehensive income; it only affects where those items are displayed and how they are described. Comprehensive loss is computed as follows:

                                         For the Three  Months       For the Nine Months
                                          Ended September 30,         Ended September 30,
                                       -------------------------   -------------------------
                                          1998          1997           1998          1997
                                       -----------   -----------   -----------   -----------
Loss Applicable to Common Shares       $(1,928,631)  $(5,403,493)  $(6,279,194)  $(9,140,155

Other Comprehensive Income
 Net change in unrealized loss on
  securities available-for-sale            (56,165)           -       (514,044)           -
 Net change in cumulative foreign
  currency translation adjustment           (2,390)            -       (145,560)          -

                                       -----------   -----------   -----------   -----------
Comprehensive Loss                     $(1,987,186)  $(5,403,493)  $(6,938,798)  $(9,140,155)
                                       ===========   ===========   ===========   ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability of $804,297 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to the Company's Poland subsidiary. The Company's position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in the Company's financial statements until the proposed reduction is accepted by the Netherlands' tax authorities.

During a prior period, a bankruptcy trustee appointed for certain former shareholders of GlobeGas asserted a claim to the proceeds that the Company has received and anticipated it would receive from the sale of assets to Texaco. The trustee's claim is apparently based upon the theory that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession in Poland) from former shareholders and, therefore, they are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company is vigorously defending against the claim. The Company believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that the Company paid substantial consideration for GlobeGas. During September 1998, Texaco notified the Company of its withdrawal from the project, accordingly, no further proceeds are anticipated. The effect on this claim of Texaco's withdrawal has not yet been determined.

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

During March of 1998, the Company was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Slovakian joint venture. The problem area is outside of the Trebisov area where the Company has drilled six wells and which is unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Trebisov Slovakian joint venture agreements and is subject to a competing claim of ownership by a private Slovakian company. To the extent the Slovakian joint venture may not have exploration rights as previously contemplated, the Company's expansion beyond the Trebisov area may be limited. During the second quarter the Company entered into an agreement to acquire a controlling interest in the disputed area which is located to the south of Trebisov. The terms of the agreement provide for the acquisition of the competing interest in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares at $2.50 per share. The division of the working interest for this territory will then be 67 1/2% for the Company (rather than the 50% split which governs the Trebisov area) provided that the Company carries the cost of drilling the first two wells in the disputed area. The cost of the acquisition of the property will be based on the fair value of the common stock and warrants on the date the transaction is completed less any amounts recovered or recoverable from the former shareholders of Danube. The agreements have been sent to the Slovakian government for appropriate registration.

The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem. The Company believes the owners of Danube knew or should have known about the problem prior to the acquisition of Danube and made no disclosure concerning the problem. The Company has made a claim against the former Danube shareholders for indemnity to the extent the Company suffers any damage by reason of the potential title claim. It is uncertain whether the Company will be able to recover from the former Danube shareholders.

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

In March 1998, the Company acquired a controlling interest in RimaMuran s.r.o. whose principal asset is a minority interest in a talc deposit in eastern Slovakia. RimaMuran has the obligation to fund 43% of the projected $12,000,000 of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by the Company. To date, the Company has invested $1,032,000 in the RimaMuran project.

The Company formed a 50/50 joint venture in June with UK National Power to develop a power generation project in Zielona Gora, Western Poland. The venture submitted an offer to regional power company ECZG to build a gas-fired combined heat and power plant. The proposed power plant will deliver 180 Mwe and 80 Mwt. The total investment will be in the range of $150 million US dollars with National Power (UK) covering 55% of total costs and the Company will be responsible for 45% of the costs. The Company can also include other partners in its share of the project.

During July 1998, the Company entered into agreements which grant the right to explore prospects within the Ukraine with two Ukrainian companies. The agreements require the Company to fund the exploration using the licenses of the joint venture partners for a net 70% interest in the profits until costs are recovered, then a 50% profits interest in the projects. The Company has recently entered into a joint venture with RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG ("RWE-DEA") to develop selected areas in the Ukrainian properties. Under the agreement, RWE-DEA will become the operator of the properties and will acquire 50% of the Company's interest in the properties.

During July 1998, the Company acquired directors and officers liability insurance for a term of one year with a commitment of $67,500.

NOTE 9 - SUBSEQUENT EVENTS

During October 1998, the Company entered into an agreement to purchase a 31% interest in Big Horn Resources Ltd. (Big Horn), a Canadian public oil producing company. As an interim step of the transaction, the Company loaned $1,600,000 to Big Horn which will be converted to Big Horn shares if the acquisition, which is subject to Big Horn shareholders approval, is completed.

If the transaction is completed, the Company will acquire 8,500,000 shares of Big Horn common stock for a total purchase price of approximately $4,700,000. The Company will receive an option to acquire all of the Big
Horn shares owned by certain Big Horn shareholders and lenders who are also shareholders and lenders of the Company. If the option is exercised, the Company would receive an additional 18% interest in Big Horn's common stock.

On November 13, 1997, the Company issued an additional 3,500 shares of 1998 Series B preferred stock for $3,237,500, after commissions.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     EuroGas, Inc. (the "Company"), is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production.

     One of the Company's early projects was a coal bed methane gas concession in Poland that was sold in 1997, with a retained net profits interest, to a subsidiary of Texaco, Inc. ("Texaco"). Texaco drilled six wells to complete its appraisal and evaluation of the concession, but has recently determined not to proceed with the project. The Company is currently studying whether or not it wishes to attempt to reacquire the concession. The Company also holds other concessions, MMR and MMJ, which are not affected by the Texaco decision, in Poland.

     In the fall of 1997, the Company entered into an agreement with Polish Oil and Gas Company ("POGC") to jointly explore 1.9 million acres in which POGC holds, or has the right to acquire, interests. The Company is presently exploring for oil and natural gas under this agreement in southeastern Poland.

     The Company has recently entered into an agreement with RWE-DEA, a large German integrated oil and natural gas concern, to undertake a 50/50 development of projects with various Ukrainian State and private companies to be selected by RWE-DEA. The Company has identified several possible projects and is currently in the process of completing a plan with RWE-DEA to proceed in the Ukraine.

     The Company now has four projects in Slovakia. One is a joint venture to develop a natural gas field with NAFTA Gbely a.s. ("NAFTA"), an energy concern that was formerly part of the national oil and gas company. The second is the majority ownership in an adjacent concession known as Maseva. Third is a project for the exploration for oil and gas reserves in the Carpathian Mountains adjacent to the Polish and Ukrainian borders. And fourth is a minority interest in development of a talc deposit; the majority interest being held by Thyssen Schachtbau GmbH and Dorfner AG, two leading German industrial companies.

     In 1997, the Company acquired EuroGas Jakutien Exploration GmbH ("EJ"), formerly known as OMV (Jakutien) Exploration GmbH, from OMV Group ("OMV"), Austria's largest industrial company. EJ holds a 50% interest in a joint venture established to explore for oil and gas in the Sakha Republic in northeastern Siberia.

     The Company holds two interests in Canada. The first is a 16% interest in the "Beaver River" natural gas project which is an attempt to reestablish commercial production in an old Amoco field now being explored and operated by Wascana Energy, a wholly-owned subsidiary of Canadian Occidental Petroleum Limited. The second is the right to acquire 31% of Big Horn Resources Ltd. ("Big Horn"), a Canadian full-service oil and gas producer. Big Horn's business is carried on primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Vancouver and Toronto Stock Exchanges.

     The Company has been dependent to date on equity financing to meet its funding needs and anticipates that it will continue to be so for the foreseeable future.

RECENT DEVELOPMENTS

Poland

     Texaco has informed the Company's subsidiary, Pol-Tex Methane, that it has elected not to proceed to phase 2 of the agreement between the companies.
Texaco has stated that the testing from the wells did not meet financial criteria of Texaco. The Company is currently negotiating with Texaco to discuss the return of the assets and possible acquisition of Texaco's Polish subsidiary which conducted Phase I. The other concessions held by the Company, MMR and MMJ, are unaffected by the Texaco decision. The Company plans to continue to pursue development of its coal bed methane projects in Poland due to the extensive potential the Company believes to exist there.

     The Company formed a 50/50 joint venture in June with UK National Power to develop a power generation project in Zielona Gora, Western Poland. The venture submitted an offer to regional power company ECZG to build a gas-fired combined heat and power plant. The proposed power plant will deliver 180 Mwe and 80MWt. The total investment will be in the range of $150 million US dollars with National Power (UK) covering 55% of total costs and the Company will be responsible for 45% of the costs. The Company can also include other partners in its share of the project and is negotiating with a major German utility company to participate as reflected in a signed letter of intent. The Company expects that the negotiations with ECZG will be finalized before Christmas 1998.

     EuroGas Polska, a wholly-owned subsidiary of the Company, executed a joint operations agreement with Polish Oil and Gas Company. In the framework of the agreement, a study for the Rymanow-Lesko block (southeastern Poland) was prepared. The results of the study, based on the seismic exploration and geological evaluation, identified substantial potential for oil and gas accumulations exceeding 50 billion cubic meters of gas and 60 million barrels of oil. Further studies (seismic data processing and reservoir map preparation) are being conducted and the final report with future drilling recommendations is expected to be completed in February 1999.

Slovakia

     As previously disclosed, the Company drilled six wells on its first Slovakian concession in the Trebisov area in a joint venture with NAFTA. The joint venture has completed the wells drilled and is now in the process of arranging for construction of a gas processing plant and a tie-in to a gas pipeline. The Company had originally believed this project would be completed by the end of the year, but the completion date has been delayed until the spring of 1999.

     The Company recently completed an agreement to acquire a majority interest in an adjacent oil and gas concession known as Maseva which had overlapping claims with the Company's other concessions and expects to conduct appraisal and exploration work in that area during 1999. The Company plans to do exploration work consisting of "Bug Survey" and 3D Seismic activities during the first six months of 1999. The approximate cost will be $1.5 million US to $2.5 million US. From this, a comprehensive development plan will be drafted. The terms of the agreement provide for the acquisition of the Maseva interest in exchange for 2,500,000 shares of restricted common stock and two year warrants providing for the purchase of 2,500,000 shares for $2.50 per share. (Adjusted from an original $5.00 per share warrant price because of the decline of the price of the Company's common stock.) The division of the working interest for this territory will now be 67.5% for the Company, rather than the 50% split which governs the adjacent Trebisov joint venture, provided that the Company carries the cost of drilling the first two wells in the previously disputed area. All agreements have now been sent to Slovakia for appropriate registration.

     By the purchase of the Maseva concession, the Company will solve any title problems it had with its original venture as set forth in more detail in the Company's prior reports and acquire additional property. The Company has notified the former shareholders of Danube of a claim against them by reason of the requirement to pay additional consideration for concession interests originally represented as owned by Danube.

     In September of 1998, the Company acquired a 51% interest in Envigeo s.r.o., a Slovakian private company, which owns a 2,300 square kilometer appraisal and survey concession in the North East corner of Slovakia, referred to as the Carpathian Flysh region, expiring in August 2001. This region extends into Poland and Ukraine, where extensive discoveries of oil and gas have been found. The acquisition was made from McCallan Oil and Gas GmbH of Austria. The total price for the 51% participation is $1,500,000 US, with an initial payment of $500,000 US which was made in September of 1998. McCallan Oil has spent over $300,000 US in exploratory activities over the last 18 months. The Company is currently conducting "Bug Surveys" in the above-mentioned concession. If the survey results are favorable, the Company intends to pursue additional exploration and, if justified, development and production.

     The Company's majority owned subsidiary, RimaMuran, and the other joint venture participants have continued to work on the talc deposit located in Eastern Slovakia. The Company's believes the exploitation of the talc deposit is particularly favorable due to a strong feasibility study, the willingness of DEG, a wholly-owned financing subsidiary of the German government, to participate, and the presence of majority partners, Thyssen and Dorfner. The joint venture has negotiated a non-recourse financing package which would give DEG a 10% equity participation in the project in exchange for financing of which 9% would be contributed by RimaMuran and 1% by Thyssen and Dorfner. The completion of the loan package is subject to the receipt by DEG of a Dorfner guarantee to purchase a portion of the mined talc. Dorfner is now completing a market survey to determine the amount of the guarantee it is willing to offer. During the last 90 days, the Company has advanced $801,178 to RimaMuran to fund its participation in the project.

Ukraine

     The Company has recently entered into an agreement with RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG ("RWE-DEA") that gives RWE-DEA the right to select the Ukrainian companies that have promising oil and natural gas properties for further exploration and development in the joint venture. Under the terms of the agreement, the Company and RWE-DEA will be equal owners, although RWE-DEA will maintain administrative control and will be the operator with respect to any proposed activities, and of any future joint ventures with the Company. To date, the parties have identified several potential joint ventures to proceed with in the Ukraine.

     The Company has also signed two joint operation agreements with ZahidUkrGeologyia and Chemihivnaftogasgeologyia. The joint operation agreement with ZahidUkrGeologyia calls for study and development of a potential oil reservoir, in the Western Ukraine, Ortinichska, with potential reserves exceeding 70 million barrels of oil and Kamienska natural gas reservoir with potential reserves exceeding 20 billion cubic meters.

     The project with Chemihivnaftogasgeologiya calls for evaluation of two potential reservoirs, the Selukivska oil reservoir, with potential reserves exceeding 100 million barrels, and the Pivdinno-Berestivska oil-gas-condensate reservoir. In addition the Company will conduct exploration works for U-prospect in the Donetsk-Dniepr Depression. According to Russian engineering estimates, these multiple oil and gas exploration concessions contain potential oil reserves exceeding 1 billion barrels, in place, and potential total gas reserves exceeding 500 billion cubic meters, in place.

     The Company has also executed a joint operation agreement with Ukraine's largest oil company, Ukrnafta. The agreement calls for creation of a joint venture to rejuvenate and increase the production for three producing oil fields: Dolina and Kohanovka (Western Ukraine) and Glinsk-Rozbyshewsk (Poltava Basin). The Dolina field is the largest producing field in the Western Ukraine, with estimates of oil in place exceeding 1 billion barrels. The field produced over 120 million barrels of oil and, with use of new technology, it is expected that the field can exceed an additional 100 million barrels. The Glinsk-Rozbyshewsk and Kohanovka fields are also estimated to have substantial remaining reserves which could exceed over 100 million barrels. Reservoir evaluation studies by the Company are currently underway.

     The Company formed a joint venture, EuroDonGas, with MGO (Ukrainian Mining Company) to explore and develop coal bed methane and natural gas reservoirs in the Donetsk Coal Basin. MGO engineering documentation places the potential recoverable reserves in excess of 20 billion cubic meters to a depth of 1500 meters. The first exploration well in the concession area will be drilled in the first quarter of 1999. In addition, an agreement was executed to create a new joint venture with a private Ukrainian company, Vuhlegas. The joint venture will drill six coal bed methane/gas wells in the area of Gorska mine (Donetsk area) as a part of a program to be financed by Global Environmental Fund of the World Bank. This program is expected to be completed in 1999.

Canada

     The Company now has two projects in Canada. The Company's original project was an acquisition of a minority interest in an attempt to reestablish commercial production in a large Amoco shut-in natural gas field which was produced during the 1960s, known as the Beaver River project. The Beaver River project, during the 1960s, was considered to be the largest natural gas field in Canada.

     The operator, Wascana Energy Inc., a wholly-owned subsidiary of Canadian Occidental Petroleum Ltd. (CXY-AMEX), has re-completed the B-2 well and a new salt water disposal well next to the B-2 well. Drilling operations have moved to the A-5 well site to complete a work-over of that well. However, once Wascana has spent all the costs required to earn its interest, the parties will be bearing their relative percentages of the cost. It is expected the Company's carrying costs, directly and indirectly, will be approximately $16,000 a month as Wascana has notified the parties that it will have spent $18,000,000 CND by December 31, 1998, but it may take up to an additional year to determine whether or not to commence production.

     In October 1998, the Company entered into an agreement with Big Horn Resources Limited ("Big Horn") to purchase a 31% interest in Big Horn in exchange for $6,500,000 CDN (US $4,200,000). As an interim step, the Company lent Big Horn $2,500,000 CDN (US $1,600,000) to complete the purchase of a company with producing properties. Completion of the transaction for issuance of shares is subject to Big Horn shareholder approval at a meeting currently scheduled for November 30, 1998. Big Horn currently has production equivalent to approximately 1,000 barrels of oil per day. As part of the transaction and included in the $4,200,000, is payment for 1,500,000 shares to be distributed to third parties, all of which had previous relationships with the Company, and the Company will also pay to such parties $500,000. Those third parties arranged the Company's participation in Big Horn and granted the Company a first right to purchase all of their interest in Big Horn. If such rights were exercised, the Company would own an additional 18% of Big Horn.

Slovenia

     The Company has entered into an arrangement to participate in a refinery facility in Slovenia. At present, the company that controls the refinery, "Mapetrol," is owned by the state. In order to participate, the Company was required to post a cash bond, $337,723 US (which cash bond is refundable if the transaction is not completed). It is anticipated that the privatization will take a number of months after which additional cash and stock will be required to finance the total package, all the details of which have yet to be negotiated. The refinery is presently producing high quality lubricating oils that have wide distribution potential.

Recent Financing

     During the third quarter, the Company received another $5,500,000 from the sale of 1998 Series B Convertible Preferred Stock pursuant to its recent financing arrangement with net proceeds of $5,087,500 after commission. The Company currently has an effective registration statement covering the resale of any common shares issuable on the conversion of these shares. In addition, the subscribers delivered another $3,500,000 on November 13, 1998, in exchange for 3,500 shares of Preferred with net proceeds to the Company of $3,237,500.

     The Company retains the right to call for an additional $4,000,000 in funding every 30 days commencing effective January 1, 1999, up to a maximum of $13,000,000 if the common stock of the Company is trading in excess of $3.00 per share or the subscribers otherwise consent.

     Through September 30, 1998, the subscribers have converted the original 8,000 shares of the 1998 Series B Convertible Preferred Stock purchased into 3,486,728 shares of common stock at a weighted average price of $2.29 per share. The Company also issued 48,961 shares in lieu of accrued dividends. Since September 30, 1998, the subscribers have converted 2,500 shares of subsequently purchased 1998 Series B Convertible Preferred Stock into 1,525,508 shares of common stock at a weighted average price of $1.64 per share. The Company also issued 9,547 shares of common stock in lieu of accrued dividends.

Financial Position

     The Company had an accumulated deficit of $38,476,500 at September 30, 1998, most of which has been funded out of proceeds received from the issuance of stock or debt instruments (substantial portions of which were issued to related parties), loan proceeds, and incurring payables. The Company's financing activities provided net cash of approximately $31 million, $8.2 million, and $2.9 million during the years ended 1997, 1996, and 1995, respectively, and provided net cash of approximately $8,524,000 for the nine months ended September 30, 1998. During this same period, operating activities used net cash of $3.2 million, $4.0 million, and $2.4 million for the years ended December 31, 1997, 1996, and 1995, respectively, and approximately $6,910,000 for the nine months ended September 30, 1998. The Company has also used cash to acquire mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with $11.7 million, $3.7 million, and $1.3 million used in investing activities for the years ended December 31, 1997, 1996, and 1995, respectively, and approximately $6,947,000 for the nine months ended September 30, 1998.

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

     The Company had a net loss applicable to common shares for the three months ended September 30, 1998, and 1997, of $1,928,631 and $5,403,493, respectively.
The Company had a net loss applicable to common shares for the nine months ended September 30, 1998 and 1997, of $6,279,194 and $9,140,155, respectively.

     Due to changes in exchange rates between the U.S. dollar and currencies in the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company had an exchange loss in the amount of $57,093 for the three months ended September 30, 1998, and an exchange loss of $67,507 for the nine months ended September 30, 1998. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

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

     As of September 30, 1998, the Company reported approximately $35,000,000 in oil and gas properties. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession or license, of which there can be no assurance.
If the Company is unable to obtain any necessary future licenses or extensions, it could be forced to write off the carrying value of the related property.

CAPITAL AND LIQUIDITY

     Throughout its existence, the Company has relied on cash from debt and equity financing to provide the funds required for acquisitions and operating activities.

     During the nine months ending September 30, 1998 and 1997, operations required cash of $6,910,531 and $4,831,885, respectively. Cash used in operations during the first nine months of 1998 were used primarily to fund the Company's general and administrative expenses of $6,553,759.

     Investing activities used net cash of $6,947,275 for the nine months ended September 30, 1998, the largest component of which was the purchase of mineral interests, property and equipment of approximately $4,130,000. Approximately $1,400,000 was used to purchase securities.

     Of the $12,637,500 received by the Company on the issuance of additional stock, approximately $3,850,000 was used for principal payments on notes and approximately $260,000 on the payment of dividends on preferred stock. Financing activities provided net cash of $8,524,419 for the nine months ended September 30, 1998.

     Cash or cash equivalents at September 30, 1998, was approximately $12,062,000.

     On September 30, 1998, the Company had total current assets of $14,197,638 and total current liabilities of $8,484,029 resulting in working capital of approximately $5.7 million or a working capital ratio of 1.7:1. Of the Company's current assets, $4.5 million has been devoted to the Big Horn transaction.

     As noted above, the Company has relied principally on financing activities to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs particularly with the results of recent financing, it will be required to obtain additional cash either from financing activities or operations to meet its longer term needs. There can be no assurance that funds will be available to the Company as and when needed by its business activities, or at all. Obtaining additional equity financing or structuring strategic relationships will continue to result in dilution of the percentage ownership of the Company held by the current shareholders.

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

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits are included as part of this report:

             SEC
Exhibit   Reference
Number      Number        Title of Document
-------   ---------       -----------------
  1          (10)         Acquisition Agreement by and among EuroGas, Inc., EuroGas Resources, Inc., and
                          Belmont Resources, Inc., dated October 9, 1998

  2          (10)         Non-Negotiable Promissory Note of Big Horn Resources, Ltd., in the amount of
                          $2,500,000 CDN dated October 26, 1998

  3          (10)         Subscription Agreement to Big Horn Resources, Ltd., dated October 26, 1998

  4          (10)         Escrow Agreement by and among Big Horn Resources, Ltd., EuroGas, Inc., and Code
                          Hunter Wittmann, dated October 26, 1998

  5          (10)         Side Agreement by and between Big Horn Resources, Ltd., and EuroGas, Inc., dated
                          October 26, 1998

  6          (10)         Security Agreement by and between EuroGas, Inc., and Big Horn Resources, Ltd., dated October 26, 1998

  7          (10)         Second Amendment to Subscription Agreement by and between EuroGas, Inc., and
                          Thomson Kernaghan & Co., Ltd., dated November 11, 1998

  8          (27)         Financial Data Schedule

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EUROGAS, INC.



Dated: November 13, 1998                  By   /s/ Hank Blankenstein
                                            Hank Blankenstein, Vice-President