Form 10-K
period 1998-12-31
EUROGAS INC
filed 1999-04-13
CIK 783209

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                                 EUROGAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             UTAH                          33-1381-D                      87-0427676
 (STATE OR OTHER JURISDICTION        (COMMISSION FILE NO.)               (IRS EMPLOYER
       OF INCORPORATION)                                              IDENTIFICATION NO.)

                        942 EAST 7145 SOUTH, SUITE 101A
                              MIDVALE, UTAH 84047
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (801) 255-0862

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

        COMMON STOCK, $0.001 PAR VALUE                              NONE
               (TITLE OF CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 31, 1999, based upon the closing bid price for the Common Stock of $1.0625 per share on March 31, 1999, was approximately $81,947,535. Common Stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 31, 1999 the Registrant had 79,402,925 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1 and 2.    Business and Properties.....................................    1
Item 3.           Legal Proceedings...........................................   15
Item 4.           Submission of Matters to a Vote of Security Holders.........   16

                                      PART II
Item 5.           Market for the Registrant's Common Stock and Related
                  Shareholder Matters.........................................   17
Item 6.           Selected Financial Data.....................................   18
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   18
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk........................................................   23
Item 8.           Financial Statements and Supplementary Data.................   23
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   23

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   24
Item 11.          Executive Compensation......................................   27
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................   29
Item 13.          Certain Relationships and Related Transactions..............   30

                                      PART IV
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................   31
                  Documents Filed
                  1. Financial Statements
                  2. Financial Statement Schedule
                  3. Exhibit List
                  Reports on Form 8-K
                  Exhibits
                  Financial Statement Schedules
SIGNATURES....................................................................   36

                                     PART I

     This Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. (the "Company") will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "Commission") describing other factors that may affect future results of the Company.

ITEMS 1. & 2. BUSINESS AND PROPERTIES

GENERAL

     EuroGas, Inc. (the "Company"), is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in co-generation and several mineral reclamation projects. Unless otherwise indicated in this Report, all dollar amounts are reflected in United States dollars.

     When used herein, the "Company" includes EuroGas, Inc., and its wholly owned subsidiaries, Euro Gas (UK) Limited, Danube International Petroleum Company ("Danube"), EuroGas GsmbH Austria ("EG," previously OMVJ), EuroGas Polska Sp. zo.o. ("EuroGas Polska") and EnergyGlobal A.G. ("EnergyGlobal"), and the subsidiaries of each of these subsidiaries, including GlobeGas B.V. ("GlobeGas"), Pol-Tex Methane, Sp zo.o. ("Pol-Tex"), McKenzie Methane Ribnik Sp. zo.o. ("MMR"), McKenzie Methane Jastrebie Sp. zo.o. ("MMJ"), Danube International Petroleum Holding B.V. ("Danube Netherlands"), and the NAFTA Danube Association ("Danube Slovakia"). See "-- History."

     Poland. One of the Company's early projects was a coal bed methane gas concession in Poland that was transferred in 1997, with a retained net profits interest, to a subsidiary of Texaco, Inc. ("Texaco"). Texaco drilled six wells to complete its appraisal and evaluation of the concession and spent over $12 million, but recently determined not to proceed with the project due to early gas production figures received from the project which were considered un-economical by Texaco. On March 19, 1999, EuroGas Polska, a wholly-owned subsidiary of the Company, entered into a purchase agreement with Texaco, providing for the acquisition of the Texaco coal-bed methane project in Poland, and the transfer from Texaco of the concession to EuroGas Polska, in exchange for a payment in the amount of $175,000. The agreement is subject to approval by the Polish Ministry of Environmental Protection, Natural Resources and Forestry. The Company is of the opinion that gas production figures obtained by Texaco may have been considered un-economical to Texaco but, due to the Company's belief that EuroGas Polska will incur lower operating costs than Texaco, could be economical to the Company. The Company also has entered into joint venture agreements with major state-owned coal mines in Poland to exploit other concessions in Poland which are not affected by the Texaco decision. The Company has subsequently been granted, in April 1998, through its subsidiary Pol-Tex, another concession in Upper Silesia, Poland, only recently has the Company received the paperwork on this concession, dated March 31, 1999. Also in 1998, the Company, through its subsidiary EuroGas Polska, applied to the Ministry of Environmental Protection, Natural Resources and Forestry for an oil and gas concession in the Carpathian area in south east Poland.

     EuroGas Polska has created a consortium with National Power Plc., the largest power generation company in Great Britain, and with VEW Energie AG, a large utility company in Germany, to develop a power project in Zielona Gora (Western Poland). The agreement calls for creation of a joint venture company "Energetyka Lubuska" which will submit the proposal to the Polish partner EC Zielona Gora. The Company expects that the proposal will be approved in the next 90 days. The power plant plans to deliver 180 Mega

Watts ("Mwe") of electricity and 180 Mega Watt Thermal (generated heat to be used for district heating system)("MWt"). The cost of the project is approximately $150 million.

     In the fall of 1997, the Company entered into an agreement with Polish Oil and Gas Company ("POGC") to jointly explore 1.9 million acres in which POGC holds, or has the right to acquire, oil and natural gas concession interests. The Company, through EuroGas Polska, is presently exploring for oil and natural gas under this agreement in southeastern Poland. See "-- Activities in Poland."

     Ukraine. The Company recently entered into an agreement with Aktiengesellschaft for Mineraloel and Chemie AG ("RWE-DEA"), a large German integrated oil and natural gas concern, to undertake a 50/50 development of projects with various Ukrainian State and private companies to be selected by RWE-DEA. The Company has identified several possible projects and is currently in the process of completing a plan with RWE-DEA to proceed in the Ukraine. The Company has entered into several Joint Activity and Joint Venture Agreements with several State owned Ukrainian oil and gas concerns to continue exploration and development of oil, natural gas and coal bed methane gas in the Ukraine. See "-- Activities in Ukraine."

     Slovakia. The Company now has four projects in Slovakia. The first is a joint venture to develop a natural gas field with NAFTA Gbely a.s. ("NAFTA"), an energy concern that was formerly part of the Czechkoslovakian national oil and gas company. The second is the majority ownership in a private Slovak Company Maseva s.r.o, which owns an adjacent oil and gas concession, next to the NAFTA concession area, known as Maseva. The third project for the exploration of oil and gas reserves is a large 2500 sq. kilometer concession in the Carpathian Mountains adjacent to the Polish and Ukrainian borders. The fourth is a 43% working interest in development of a large talc deposit; the majority interest being held by Thyssen Schachtbau GmbH and Dorfner AG, two leading German industrial companies. See "-- Activities in Slovakia."

     Sakha Republic. In 1997, the Company acquired EuroGas (Jakutien) Exploration GesmbH ("EJ"), formerly known as OMV (Jakutien) Exploration GesmbH, from OMV Group ("OMV"), Austria's largest industrial company. EJ holds a 50% interest in a joint venture established to explore and develop for oil and gas in the Sakha Republic in northeastern Siberia. In January of 1999 the name of EJ was changed to EuroGas GesmbH Austria ("EG"). See "-- Activities in the Sakha Republic."

     Canada. The Company holds two oil and natural gas interests in Canada. The first is a 16% interest in the "Beaver River" natural gas project being developed and operated by Wascana Energy Inc. ("Wascana"), a wholly-owned subsidiary of Canadian Occidental Petroleum Limited. The second is an equity interest of slightly more than 50% of the capital stock of Big Horn Resources Ltd. ("Big Horn"), a Canadian full-service oil and gas producer. Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is quoted and traded on the Toronto Stock Exchange. See "-- Activities in Canada."

     Other Areas. In addition to the operations described above, the Company has recently commenced projects in Slovenia, Germany and the United States. These projects, which are in various stages of preliminary development, consist of a participation interest in a Slovenian refinery, a short-term loan and potential equity investment in a toxic waste disposal plant in Germany and an option to acquire an equity interest in a gold mine located in central Idaho.

ACTIVITIES IN POLAND

     General. The Company believes that Poland offers an attractive environment in which to explore for and develop oil, natural gas and coal bed methane gas. The Republic of Poland is bordered on the north by the Baltic Sea and Russia, on the west by Germany, on the south by the Czech Republic and Slovak Republic and on the east by Belarus and Ukraine. Poland is comprised of approximately 120,000 square miles, with a population of approximately 40 million people. Between 1945 and 1989, Poland's communist political and economic systems were directly influenced by the former Soviet Union. In 1989, Poland peacefully asserted its independence and adopted a new constitution, which established a parliamentary democracy, and began

Poland's transition to a market-based economy. In March 1999, Poland became a member of NATO and is expected to join the European Union within the next several years.

     In August 1991, the United States Environmental Protection Agency (the "EPA") and the United States Agency for International Development ("AID") published a joint study on the possibility of economic recovery of methane gas associated with Poland's extensive hard coal reserves. The joint study concluded that coal bed methane was an abundant underdeveloped natural gas resource in Poland and that the development and exploitation of this resource could provide a much less environmentally harmful source of energy for Poland than its extensive reliance on coal. The joint study stated that the potential methane reserves were significant, estimating a total methane resource associated with all coal mine concessions in Poland (both active and inactive mines) of in excess of 1.3 trillion cubic meters (44 Tcf). Shortly thereafter, Poland began to solicit bids for concessions to explore for coal bed methane gas.

     Coal bed methane gas production has been occurring for some time in the United States and has drawn attention in Poland due in part to the joint EPA/AID study. Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The "heavy hydrocarbons" are typically sold separately. The remaining gas constitutes "dry gas" composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     The Company's Polish concessions were originally pursued by management of GlobeGas as they realized that there was a growing demand in Europe for this type of gas that is a cleaner and more efficient source of energy than coal. In 1989, the Polish government adopted the position that production of the potential methane reserves would not only benefit the country economically but could also significantly reduce air pollution and acid rain in the country. Management believes that Poland's extensive collection pipeline network may facilitate the transmission and sale of any gas discovered on the Company's concessions.

     The Polish Concessions and Related Matters. The Company's Polish concessions were originally pursued by GlobeGas as management realized that there was a growing demand in Europe for this type of gas that is a cleaner and more efficient source of energy than coal. In January 1993, the Company's wholly-owned subsidiary, Pol-Tex, was awarded exploration and exploitation rights for coal bed methane gas in a concession, Nr.134/93, granted to Pol-Tex by the Ministry of Environmental Protection, Natural Resources and Forestry, located in the Upper Silesian Coal Basin (the "Pol-Tex Concession"). In September 1993, the Company's wholly-owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA, ("Rybnicka"), a large coal mining company owned by the Republic of Poland, to form McKenzie Methane Ribnik Sp. zo.o. ("MMR") to exploit a second coal bed methane concession owned by Rybnicka, also located in the Upper Silesian Coal Basin. In March 1996, the Company's subsidiary, McKenzie Methane Jastrzebie Sp. zo.o. ("MMJ"), entered into a joint venture agreement relating to a concession owned by Kopalnia Wegla Kamiennego SA ("Jastrzebie"), another large coal mining company owned by the Republic of Poland to develop coal bed methane gas production located in the same area. These three concession areas (the "Polish Concessions") are located in the Upper Silesian Coal Basin, covering approximately 92,000 acres in south central Poland.

     In August 1997, the Company completed an agreement with Texaco to transfer the Pol-Tex Concession Nr. 134-93, the largest of the coal bed methane gas concessions held by the Company, to Texaco in exchange for an initial payment of $500,000. The transaction included the sale of assets and equipment having a fair market value of approximately $200,000. Subsequent to the sale, Texaco drilled six exploratory wells on the Pol-Tex Concession to complete its appraisal and evaluation of the concession and spent over $12 million. Recently, however, Texaco determined not to proceed with the project due to early gas production figures received from the project which were considered uneconomic for Texaco and a reduction in Texaco's world wide exploration budgets, which included all Polish activities, Texaco has elected to curtail its Polish coal bed methane operations. Following a review of the information gathered by Texaco, the Company concluded that EuroGas Polska may be able to economically develop the concession due to its lower operating costs. EuroGas has decided to buy back the concession rights and related matters from Texaco. Early in 1999 Texaco made formal application to the Ministry of Environmental Protection, Natural Resources and Forestry to transfer the concession back to EuroGas Polska. The Ministry of Environmental Protection, Natural Resources and Forestry has recently given verbal approval to issue a new concession to EuroGas Polska to replace the one held by Texaco. On March 19, 1999, EuroGas Polska and Texaco executed a purchase agreement providing for Texaco's transfer of the usufruct agreement to EuroGas Polska in exchange for a payment of $175,000. The agreement is subject to approval by the Ministry of Environmental Protection, Natural Resources and Forestry. In connection with the 1997 transfer of Pol-Tex Nr. 134/93 concession, the Company also granted Texaco a right of first refusal to acquire control of the Company's subsidiaries MMR and MMJ. With its planned return of the former Pol-Tex Nr. 134/93 concession, Texaco also relinquished its option right to acquire majority interest in MMR and MMJ. The Company will continue to operate these concession areas through its subsidiaries MMR and MMJ.

     EuroGas Polska currently anticipates that it will place seven wells in test production on the Pol-Tex Concession before the end of the year. Because these wells were previously drilled by Texaco and Pol-Tex, EuroGas Polska anticipates that the cost of putting these wells into production will be approximately $800,000.

     On October 13, 1997, the Company received additional concession rights from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 111 square kilometer coal bed methane concession located near the MMR and MMJ concession areas. This concession was granted to Pol-Tex by the Ministry of Environmental Protection, Natural Resources and Forestry in April of 1998 according to Polish Government documents; however, the Company only recently received the original concession paperwork. The Company plans to prepare a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The concession agreement requires expenditure of $40,000 per year pending completion of a feasibility study and negotiations with third parties for the eventual purchase of natural gas.

     During 1998, Pol-Tex acquired Katowice Drilling Enterprise, subject to final governmental approval, through the Polish governmental privatization program. Upon the payment of the equity contribution described below, Pol-Tex will acquire a 51.4% stake of EuroSilesia Sp. zo.o. ("EuroSilesia"), a new enterprise formed by the Company and the Ministry of Treasury of the Republic of Poland. The newly created company will drill and service wells in Poland (Slask and Belchatow) and in the Ukraine (Western Ukraine and Donetsk area). Pol-Tex proposes to obtain a controlling interest in EuroSilesia. by putting equity into the newly created company of approximately $400,000. EuroSilesia, currently employs 120 people in Poland.

     On October 23, 1997, the Company completed an agreement with Polish Oil & Gas ("POGC") to mutually undertake, on a 50/50 cost basis, additional appraisal and development activities for a large area located in the Carpathian, Flysch and tectonic Foredeep areas of Poland. The agreement contemplates a total expenditure by the Company of $15 million over a three-year period. The parties established a joint team whose initial work is the interpretation of the data generated by a $1.5 million wide-line seismic work program which was conducted in the Rymanow-Leske area of the Carpathian Mountains in southeastern Poland. In the framework of the agreement, a study for the Rymanow-Lesko block (southeastern Poland) was prepared. The results of the study, based on the seismic exploration and geological evaluation, identified substantial potential for oil and gas accumulations exceeding 50 billion cubic meters of gas and 60 million barrels of oil. The potential reserve estimates are those of POGC and its engineering staff and have not been independently verified by the Company. The processing of wide line seismic for the area of Rymanow-Lesko has been concluded. The final report from POGC will be received during the second quarter of 1999. If the Company determines that the results are positive, it anticipates that it will drill the first well in the fall of 1999. With positive results, the Company expects to be able to raise the funds necessary to fund the project. The technical team expects to use the interpreted data to select the site for drilling a deep well (5,000 to 5,500 meters).

     The Company may seek to obtain an established industry partner to participate in the proposed joint venture with POGC. There can be no assurance that the Company will be able to do so or that such participation would be on terms favorable to the Company.

     In February 1999, the Company formed a consortium with National Power Plc. (the largest power generation company in the UK) and with a large German utility company, VEW Energie AG, ("VEW"), to develop a power generation project in Zielona Gora, Western Poland. The agreement calls for creation of a joint venture company "Energetyka Lubuska". The venture submitted an offer to regional Polish power company, EC Zielona Gora, ("Zielona Gora"), to build a gas-fired combined heat and power plant. The proposed power plant has been designed to deliver up to 180 Mwe and 80MWt. The Company currently anticipates that the total investment required to develop the project will be approximately $150 million. Of that amount, it is proposed that National Power Plc. and VEW will pay approximately 55% and 37.5%, respectively, of the total project costs. The Company will hold a 12.5% share in "Energetyka Lubuska" and will be required to pay approximately 7.5% of the project cost. The Company presently anticipates that the proposal will be approved by Zielona Gora within 60 days.

     The Company has executed a memorandum of understanding with Erdol und Erdgas Gommern, ("EEG"), a unit of Gaz de France, Paris, and Bayernwerk/VIAG of Munich, Germany, to enter into negotiations with POGC to develop several sizable proven gas reservoirs in Western Poland and to build gas treatment facilities and gas transmission systems to supply natural gas to the power plant in Zielona Gora. The agreement calls for creation of a 50/50 joint venture with the Polish partner. The Company presently anticipates that the project will need an investment of approximately $80 million, in addition to the $40 million already invested by POGC.

ACTIVITIES IN UKRAINE

     EuroGas has entered into a letter of intent with an Ukrainian state-owned company, ZahidUkrGeologyia, to acquire 13 Ukrainian oil and gas properties, which include both standard oil and gas and coal bed methane projects located in the western Ukraine. The Company has recently entered into an agreement with RWE-DEA to jointly establish a new company "RWE-DEA -- EuroGas E+D (Ukraine)" under the terms and conditions the joint company would give RWE-DEA the right to select those properties that have promising oil and natural gas reserves for further exploration and development. Under the terms of the agreement, the Company and RWE-DEA will be equal owners, although RWE-DEA will maintain administrative control and will be the operator with respect to any proposed field activities. To date, the parties have identified several potential joint ventures in the Ukraine.

     The Company has also signed two joint operation agreements with ZahidUkrGeologyia and Chernihivnaftogasgeologyia, Ukrainian state-owned company. The joint operation agreement with ZahidUkrGeologyia calls for study and development of Ortinichska, a potential oil reservoir in the western Ukraine with potential reserves exceeding 70 million barrels of oil and Kamienska natural gas reservoir with potential reserves exceeding 20 billion cubic meters. The projected reserves are those of ZahidUkrGeologyia and its engineers and have not been independently verified by the Company. The project with Chernihivnaftogasgeologiya calls for evaluation of two potentially large reservoirs, the Selukivska oil reservoir, with potential reserves exceeding 100 million barrels, and the Pivdinno-Berestivska oil-gas-condensate reservoir. In addition, the Company will conduct exploration work for U-prospect in the Donetsk-Dniepr Depression. According to Ukrainian engineering estimates, these multiple oil and gas exploration concessions contain potential oil reserves exceeding 1 billion barrels in place and potential total gas reserves exceeding 500 billion cubic meters in place. The projected reserves are those of Chernihivnaftogasgeologiya and its engineers and have not been independently verified by the Company.

     The Company has also executed a joint operation agreement with Ukraine's largest oil company, Ukrnafta. The agreement calls for creation of a joint venture to rejuvenate and increase the production for three producing oil fields: Dolina and Kohanovka (Western Ukraine) and Glinsk-Rozbyshewsk (Poltava Basin). The Dolina field is the largest producing field in the Western Ukraine, with estimates of oil in place exceeding 1 billion barrels. The field produced over 120 million barrels of oil and, with use of new technology, it is expected that a newly discovered reservoir from in the field can exceed an additional 100 million barrels. The Glinsk-Rozbyshewsk and Kohanovka fields are also estimated to have substantial remaining reserves which could exceed over 100 million barrels. Reservoir evaluation studies by the Company are currently underway. The projected reserves are those of Ukrnafta and its engineers, and have not been independently verified by the Company.

     In October 1998, the Company formed a joint venture company, EuroDonGas, with MGO (Ukrainian Mining Company) to explore and develop coal bed methane and natural gas reservoirs in the Donetsk Coal Basin. MGO engineering documentation places the potential recoverable reserves in excess of 20 billion cubic meters to a depth of 1500 meters. The first exploration well in the concession area will be drilled in the first half of 1999.

     The Company has also executed an agreement to create a new joint venture with a private Ukrainian company, Vuhlegas. The project is a coal-bed methane recovery and utilization operation. The concession area is approximately 300 square km. It is estimated that the area contains 6-10 trillion cubic feet ("Tcf") of natural gas. The foundation of the a joint venture company Eurovuglegas was finalized in December 1998. EuroGas will receive 70% of the revenues from the production until the Company has recovered the full amount of its investment, following which the revenues will be split on a 50/50 basis. The joint venture will drill six coal bed methane/gas wells in the area of Gorska mine (Donetsk area) as a part of a program to be financed by Global Environmental Fund of the World Bank. This program is expected to be completed in 1999.

ACTIVITIES IN SLOVAKIA

     General. As part of its effort to diversify and expand its interests in Europe, in July 1996 the Company acquired Danube International Petroleum Company ("Danube"), which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. See "-- History." Since the acquisition, the Company has focused its efforts on the development of the Slovakian project, and abandoned its interest in the Czech Republic during 1997. Danube is a partner in a joint venture agreement (the "Slovakian Oil & Gas Joint Venture") with NAFTA Gbely A.S. ("NAFTA"). The principal focus of the Slovakian Oil & Gas Joint Venture is natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia

     In March 1998, the Company acquired a 55% equity interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o. ("Rozmin"), the operating company which holds the Gemerska Talc Deposit located in Roznava, Slovakia, approximately 50 kilometers west of Kosice in eastern Slovakia. Thyssen Schachtbau GmbH, a leading international mining engineering company, and Dorfner Group, a leading German processing and refining company for industrial minerals, hold the remaining shares in Rozmin. The Company purchased its interest for a cash payment in the amount of $30,362 and 43% of the development budget which is expected to be approximately $12 million over the next two and one-half years. (The Company's obligation will be approximately $5 million).

     Slovakia was until recently part of Czechoslovakia. On January 1, 1993, the Czech Republic and Slovak Republic ("Slovakia") emerged as separate independent nations. Slovakia is bounded on the north by Poland, on the east by Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately 5.5 million people. Slovakia has not been as quick to adopt free market reforms as Poland and the Czech Republic and the former communist party, Party of the Democratic Left, remains a major political force. Slovakia is a member of the International Monetary Fund and the European Bank for Reconstruction and Development and an associate member of the European Union. Bratislava is the capital of Slovakia and its largest city.

     The main economic segments of Slovakia are agriculture and manufacturing. Various foreign companies have located manufacturing plants in Slovakia, taking advantage of skilled, cheap professionals and other labor, as well as the close proximity to "Western" Europe. A prime example of this is Volkswagen A.G., which has located manufacturing facilities in Slovakia. Energy in Slovakia is primarily provided by massive gas and oil imports from countries formerly a part of the Soviet Union. Domestic production of oil and gas cover only a small percentage of Slovakia's energy needs.

     Slovakian Oil & Gas Joint Venture. The activities of the Slovakian Oil & Gas Joint Venture are conducted pursuant to a four-year exploration permit granted on April 24, 1995 (the "License"). As it continues its exploration and development of the area subject to the License, the Slovakian Oil & Gas Joint Venture will seek to acquire additional permits that have not yet been granted. The Company is presently in discussions with officials of NAFTA and the Slovakian government to discuss extension of or re-issue of the License. Early negotiations indicate low risk potential for the License not to be extended or re-issued. Prior to the Company's acquisition of its interest in the Slovakian Oil & Gas Joint Venture, eleven wells were drilled in the area covered by the License. All of these wells had gas shows, although none were completed for commercial production. The Company believes that new wells can be drilled offsetting the old wells and that, if the new wells have similar gas shows, they can be completed with routine western completion techniques that now exist for the recovery of gas from these types of formations.

     The Slovakian Oil & Gas Joint Venture drilled its initial well, Trebisov 5R, in what is known as the South Cluster. In the course of such drilling, the Company encountered a 980 meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep). In December of 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMcf") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through an 8 millimeter choke, with a flowing pressure of 275 psi. The preliminary testing, conducted by Schlumberger, an internationally recognized oil and gas service company, was conducted prior to the cleaning up of the well and removing water from the well.

     Based upon the initial test results, the Company has engaged Ryder Scott, a leading petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The joint venture also completed a 148 sq. km. 3-D seismic survey covering the South Cluster and a prospective area to the north. A survey to map anomalous concentrations of gas in the surface soil samples was completed in the licensed acreage to highlight areas for new seismic surveys. In 1998, the Slovakian Oil & Gas Joint Venture completed the remaining three wells of the six wells planned for initial drilling. No drilling is planned in the licensed area during 1999.

     Under the terms of the joint venture agreement, the Company was obligated to provide 75% ($4.98 million) of the projected initial test phase funding of $6.64 million (including seismic testing) and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase have been expended and the drilling is now being paid 60% by the Company and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, additional funds will be paid 50% by the Company and 50% by NAFTA. The current projections indicate that this limit will be exceeded during 1999.

     During March 1998, the Company was informed by NAFTA that there may be certain title problems related to areas of mutual interest proposed to be explored and developed by the Slovakian Oil & Gas Joint Venture outside of the Trebisov area. All of the wells drilled by the Company to date are located in the Trebisov area and the Company is not aware of any title problems in that area. The disputed area is located in the southern portion of the property covered by the designations contained in the joint venture agreement and is subject to a competing claim of ownership by a private Slovakian company. To the extent that the Slovakian Oil & Gas Joint Venture does not have the right to explore certain areas as previously contemplated, the Company's expansion beyond the Trebisov area may be limited. The Company has asserted a claim against its joint venture partner for the misrepresentation of the areas of mutual interest, and has made a demand to be properly compensated. There have been ongoing negotiations between the Company and its joint venture partner and the Company received indications that the issue will soon be resolved. The Company has also notified the former shareholders of Danube of a claim against them by reason of this recent problem.

     The Slovakian Oil & Gas Joint Venture has not established the extent of any reservoir that may have been tapped by its activities to date and has not entered into any contracts for the sale or transportation of any gas that might be recovered. If the Slovakian Oil & Gas Joint Venture is unable to obtain the necessary permits or if it is unable to establish ongoing production and sell the gas at a sufficiently high price to pay the associated production costs, provide a return on the capital expenditures made, provide funds for ongoing activities, and provide a profit, it may be unable to continue its exploration and development activities or successfully produce any natural gas that may be discovered.

     Other Concessions. The Company recently completed an agreement to acquire a majority interest a private Slovakian company Maseva s.r.o. which holds an oil and gas concession adjacent to the Trebisov concession. This new concession, known as Maseva, has overlapping claims with the Company's other concessions and the Company expects to conduct appraisal and exploration work in the Trebisov area during 1999. The Company completed exploration work consisting of a survey to map anomalous concentrations of gas in surface soil samples to define areas for new seismic surveys. The Company plans to conduct a three dimensional seismic survey during the first six months of 1999. The approximate cost will be $1.5 to $2.5 million. Based upon the survey results, the Company intends to draft a comprehensive development plan. No drilling is planned in the licensed area during 1999.

     The Maseva agreement provides for the Company's acquisition of the Maseva interest in exchange for the issuance of 2,500,000 shares of the Company's common stock, $0.001 par value (the "Common Stock") and the grant of two-year warrants enabling the holder to purchase up to 2,500,000 shares of Common Stock for $2.50 per share (adjusted from an original $5.00 per share warrant price because of the decline of the price of the Common Stock). The division of the working interest for this territory will now be 67.5% for the Company, rather than the 50% split which governs the adjacent Trebisov joint venture, provided that the Company carries the cost of drilling the first two wells in the previously disputed area.

     By the purchase of the Maseva concession, the Company believes it will solve any title problems it had with its original venture. The Company has notified the former shareholders of Danube of a claim against them by reason of the requirement to pay additional consideration for concession interests originally represented as owned by Danube.

     In September of 1998, the Company acquired a 51% interest in Envigeo Trade s.r.o.("Envigeo"), a Slovakian private company which owns a 2,300 square kilometer appraisal and survey concession in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. This region extends into Poland and Ukraine, where extensive discoveries of oil and gas have been found. The acquisition was made from McCallan Oil and Gas GmbH of Austria. The total price for the 51% participation interest was $1,500,000, consisting of an initial payment of $500,000, which was made in September 1998, and the balance of $1,000,000, which was paid in December 1998. McCallan Oil has spent over $300,000 in exploratory activities over the last 18 months. The Company is currently conducting a soil sampling survey in the Envigeo concession. If the survey results are favorable, the Company intends to pursue additional exploration and, if justified, development and production.

     Slovakian Talc Deposit. In March 1998, the Company acquired a 55% interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o. ("Rozmin"), the operating entity which holds the Gemerska Talc Deposit located in Roznava, Slovakia, approximately 50 kilometers west of Kosice in eastern Slovakia. RimaMuran is a drilling service company and presently employs approximately 70 people. Thyssen Schachtbau GmbH, a leading international mining engineering company, and Dorfner Group, a leading German processing and refining company for industrial minerals, hold the remaining ownership interest in Rozmin. Exploratory holes drilled between 1987 and 1994 confirmed the existence of a large, world class, talc deposit located approximately 350 meters, or 1150 feet, below the surface. The feasibility study was prepared by one of Germany's leading engineering groups, Hansa GeoMin Consult, GmbH for Deutsche Investitions- u. Entwicklungsgesellschaft mbH, ("DEG"). RimaMuran has the obligation to fund 44% of the projected $12 million of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding, if provided, would have to be provided by the Company.

     The Company's majority owned subsidiary, RimaMuran, and the other joint venture participants have continued to develop the Slovakian talc deposit. The Company believes the exploitation of the talc deposit will be particularly favorable due to a strong feasibility study, the willingness of DEG, a wholly-owned financing subsidiary of the German government, to participate, and the presence of majority partners, Thyssen and Dorfner. The joint venture has negotiated a non-recourse financing package which would give DEG a 10% equity participation in the project in exchange for financing of which 9% would be contributed by RimaMuran and 1% by Thyssen and Dorfner. The completion of the loan package is subject to the receipt by DEG of a Dorfner guarantee to purchase a portion of the mined talc. Dorfner is now completing a market survey to determine the amount of the guarantee it is willing to offer. During the last two quarters of 1998, the Company advanced $801,178, consisting of shareholder loans, to RimaMuran to fund its participation in the project. In December 1998, the Company advanced an additional payment of approximately $595,000 to Rosmin on behalf of RimaMuran as its percentage portion of the feasibility study and the budget.

     During the fourth quarter of 1998, Rosmin entered into discussions with Lucenac, a member of the Rio Tinto Group, which is considered to be the largest mining company in the world. As a result of these discussions, Lucenac has asked for drilling of two more core holes in order to confirm previous test results and data that is contained in the feasibility study performed by Thyssen and Dorfner.

ACTIVITIES IN THE SAKHA REPUBLIC

     General. On June 11, 1997, the Company acquired all of the issued and outstanding stock of OMV (Jakutien) Exploration GmbH from OMV A.G., Austria's largest industrial concern, in exchange for (a) the payment of $6,252,754, (b) the grant of an option to acquire up to 2,000,000 shares of Common Stock at a per share exercise price of $4.00 to $6.00 on a yearly sliding scale, (c) a five percent interest in the acquired company's net profits from identified preliminary oil and gas licenses, and (d) a one percent interest in the gross production of the TAKT Joint Venture outside such licenses. Subsequently, the subsidiary's name was changed to EuroGas (JAKUTIEN) Exploration GmbH ("EJ"). In January of 1999, the name of EJ was changed to EuroGas GesmbH Austria ("EG").

     The Republic of Sakha (Yakutia) (often referred to as "Yakutia" in English and as "Jakutien" in German) is thinly populated (just over 1,000,000 people) and covers approximately 3,100,000 square kilometers that the United States Geological Service has rated as extremely rich in natural resources. There has been limited commercial exploitation of hydrocarbons in Yakutia and current production is generally limited to providing fuel for heat and energy to local urban and industrial complexes, partly because of the general remoteness of the area and the poor transportation network currently in existence. Since 1991, the Yakutian government has put in place an economic and legal system that is designed to encourage foreign investment and the export of hydrocarbons. The Company's interest in acquiring EG was based in large part on the Company's belief that EG's joint venture operations are well-positioned to participate in the potential international gas export project which has been envisioned pursuant to feasibility studies conducted by Korean, Chinese, and Japanese consortiums. This region is currently again the subject of multinational negotiations and discussions to build a pipe line from the Irkutsk natural gas fields in Russia to China and Japan with the possibility of connecting the large Sakha gas fields into the pipe line.

     TAKT Joint Venture. EG's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of Yakutia. The conversion of TAKT to a joint stock company with limited liability was approved by the Company and Sakhaneftegas on December 1, 1997 and is expected to be finalized in the first half of 1999. TAKT was formed to appraise, explore, develop, and, when appropriate, export oil and gas reserves in two large areas of interest located in Yakutia. Yakutia has the largest land area of the members of the Russian Federation and is located in the far eastern portion of what was formerly the Soviet Union. TAKT has negotiated a detailed agreement with Yakutia and the Russian Federation for the exploration, production, and development of hydrocarbons located in the areas of interest.

     TAKT currently holds two exploration blocks located near the city of Lensk, which cover approximately 21,300 square kilometers (approximately 8,225 square miles) located in the southeast section of the East Siberian platform or East Siberian Basin. An application to extend the two exploration licenses for an additional 20 years was submitted to the Sakha Ministry of Justice in January 1998. TAKT also holds rights of first refusal on any Sakha oil and gas projects offered by Sakhaneftegas to third parties in the Sahka Republic.

TAKT has been conducting activities within the two blocks for the past six years, employing modern seismic and exploration techniques with encouraging results. The exploration for and the production of hydrocarbons in Yakutia is made more difficult by the climatic conditions, the general remoteness of the area, and the lack of infrastructure. The area is subject to extreme arctic conditions and does not have any facilities for transporting hydrocarbons to existing markets. The Company's ability to exploit any potential benefit from this project will rely, in part, on the activities of other independent entities in constructing the necessary infrastructure and establishing markets for hydrocarbons. The Company considers the TAKT project as a long-term investment. In a feasibility study done by OMV, Austria's largest industrial concern, dated March 30, 1993, OMV estimated future revenues for the TAKT Joint Venture at $26.08 billion with net profits to OMV (Jakutien) GesmbH, now called EuroGas Austria GesmbH, at $2.68 billion. The projected revenues are those of OMV and its engineers and have not been independently verified by the Company.

     Principal work undertaken by TAKT, during 1998, consisted of reprocessing 1700 kilometers of seismic lines. The reprocessing work was completed in January 1999 by Yakutskgeofisika, the geophysical arm of Sakhaneftegas, in Yakutsk. TAKT has completed a preliminary interpretation of the first 400 kilometers of reprocessed data in the vicinity of the 314-2 well that successfully tested gas in a large structure in 1992. A pilot survey was conducted in the vicinity of this well to test the applicability of a soil sampling method for detecting anomalous concentrations of gas in surface soils. Results are expected during the second quarter of 1999.

     The Company presently anticipates that during 1999 TAKT will complete the interpretation and mapping of the reprocessed seismic lines and will select a well location. The date for commencement of this well will depend on technical discussions with local drilling contractors and the ability of Sakhaneftegas to provide its 50% contribution to the well cost. If the results of the above-mentioned soil survey are positive, a new survey will be planned to cover an extensive part of the license area.

     EG and Sakhaneftegas each appoint two members to the Board of Directors of TAKT with EG having the right to nominate the chairman who holds the tie-breaking vote. Unanimous votes are required for any amendments of the joint venture itself, the admission of new partners, any buying or selling of shares, reappointment or dismissal of the director general, and certain other specified actions. The Company has selected Paul Hinterthur, the Company's Chief Executive Officer, and Dr. Mikhail Tsikel, the former Vice President of Sakhaneftegas and an independent industry consultant engaged by the Company, as its representatives on TAKT's Board of Directors, with Mr. Hinterthur serving as Chairman.

ACTIVITIES IN CANADA

     Beaver River. In October 1997, the Company entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia. The gas field was originally discovered and developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia, producing at a daily rate of approximately 250 to 300 MMcf. Technical problems, due to over-production of natural gas, led to excess water production and Amoco shut-in the field in 1978. In 1997, Wascana, a subsidiary of Canadian Occidental Petroleum, has entered into an agreement to attempt to reestablish commercial natural gas production in the project using up-to-date technology. The contracting parties amended the terms and structure of the transaction to some degree so that the Company has exercised a portion of its option by first purchasing 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for a total of $950,000. United Gunn Resources, Ltd. holds an approximately 12% working interest in the project. At its election, the Company may complete the exercise of its options and acquire a direct 16 percent working interest in the project by exchanging $300,000 and 2,400,000 shares of restricted Common Stock with a third party. EuroGas will retain the right to purchase back 1,900,000 of the 2,400,000 shares of Common Stock, for return of the interest, any time prior to April 15, 1999. EuroGas has determined that the results produced warrant the continued holding of the direct interest and will therefore exercise its option.

     The operator of the Beaver River property, Wascana, is a wholly-owned subsidiary of Canadian Occidental Petroleum Ltd. Since April of 1997, Wascana has re-completed the B-2 well and a new salt water disposal well next to the B-2 well. Drilling operations have moved to the A-5 well site to complete a work-over of that well. However, once Wascana has spent all amounts required to earn its interest, the parties will be bearing their relative percentages of the cost. The Company expects that its carrying costs, directly and indirectly, will be approximately $16,000 a month as Wascana has notified the parties that it had spent $20,000,000 CDN through the end of December 31, 1998. In early March of 1999, Wascana informed the parties that it has begun test production on one of the re-completed wells.

     Big Horn. In October 1998, the Company entered into an agreement with Big Horn Resources Limited ("Big Horn") to purchase a 31% interest in Big Horn in exchange for $6,500,000 CDN (approximately US $4,200,000). As an interim step, the Company lent Big Horn $2,500,000 CDN (approximately US $1,600,000) to complete the purchase of a company with producing properties. Completion of the transaction for issuance of shares was subject to Big Horn shareholder approval which has been granted. The Company subsequently entered into an agreement with three large shareholders of Big Horn, who also had previously provided substantial working capital to the Company, to purchase their shareholding interest in Big Horn at fair market prices, enabling the Company to acquire controlling interest of Big Horn. The Company now has slightly more than 50% or controlling interest in Big Horn. Big Horn currently has production equivalent to approximately 900 barrels of oil per day and proven reserves of 7692.7 mbbl of equivalent oil with a 10% NPV of $7,690,670. See "Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations".

ACTIVITIES IN SLOVENIA

     In the summer of 1998, the Company entered into an arrangement to purchase an interest in an operating lubricant refinery facility in Slovenia. At present, the company that controls the refinery, "Mapetrol," is owned by the Slovenian government. In order to participate, the Company was required to post a cash bond in the amount of $337,723 (which cash bond is refundable if the transaction is not completed). It is anticipated that the privatization will take a number of months, after which additional cash and stock will be required to finance the total package, all the details of which have yet to be negotiated. The refinery is presently producing high quality lubricating oils that have wide distribution potential.

ACTIVITIES IN GERMANY

     The Company has provided a short-term loan, convertible to equity, to Seiler Trenn-Schmelzanlagen Betriebs GmbH of Freiberg, Germany. The company specializes in toxic waste disposal using a proprietary methodology. Seiler presently has an operating plant in Freiberg. The Company loaned Seiler $500,000 that is due and payable on May 28, 1999. Seiler Trenn-Schmelzanlagen has pledged to the Company substantially all of the assets of the Freiberg plant as collateral for the loan. The Company is presently evaluating the possibility of proceeding with a possible equity investment into Seiler, which would likely consist of conversion of the existing the loan to equity. Seiler TSB GmbH is a subsidiary of Seiler SPCS Inc., a US corporation.

     During the first quarter of 1999, the Company made an investment of $300,000 into Hansa GeoMin Exploration Ltd. of Duisburg, Germany. Hansa GeoMin Exploration Ltd. is involved in numerous mineral reclamation projects, particularly gold, on the African continent.

ACTIVITIES IN THE UNITED STATES

     During the first quarter of 1999, the Company acquired options in a potential gold mining project located in central Idaho. The Company has acquired an equity interest in Intergold Corporation, which has a controlling interest in several mining claims in the central Idaho area. A recent report produced by "Dames & Moore," a recognized mining consulting group, concluded that the mining claim to be developed may have significant potential. The Company has committed $300,000 to purchase the options.

COMPETITION

     In seeking to explore for, develop, and produce oil and gas resources, the Company competes with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Many of the entities that the Company competes with have access to far greater financial and managerial resources than the Company. As a result of the exclusive nature of the concessions held by the Company, to the extent that it is able to successfully explore for, develop, and produce hydrocarbon resources, the Company will be able to exclude any competitor from production of the resources located on the concessions, but it cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

EMPLOYEES AND CONSULTANTS

     As of March 30, 1999, the Company had two administrative employees located in Salt Lake City, Utah; three administrative employees located in Dusseldorf, Germany; one administrative employee and one engineer located in Berlin Germany; two administrative employees located in London; six technical and field workers in Poland; one project manager in Slovakia, and one engineer located in Vienna. The Company's four principal consultants are located in Europe. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical and other consultants to provide specific geological, geophysical, and other professional services. Because the Company has concentrated primarily on acquiring concessions for later exploitation rather than operating them during 1998, the Company has relied principally on consultants who are paid one-time fees for their work and assistance. The Company expects to rely substantially on consultants through the first half of 1999, but expects thereafter to rely more on employees and permanent operating personnel.

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

OFFICE FACILITIES

     The Company leases the 35th floor and penthouse of the building located at 80 Broad Street, New York, New York, consisting of approximately 8,800 square feet, under the terms of a sublease ending on August 31, 2000. The rent under this lease is $11,025 per month and required an initial prepaid rent of $481,100 on execution. The Company received a rent allowance equal to the first four months of the lease term commencing on September 1, 1996. The monthly lease payments are subject to annual escalation, based on the operating expenses of the building. The offices are also currently occupied by the Company's public and shareholder relations firm that currently provides services to the Company in lieu of rent. The offices serve as representative location in the Financial District of New York City. The Company is using the New York offices periodically for its board meetings as well as other meetings with members of the investment community such as investment firms and banks.

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

     The Company maintains an office (approximately 600 square feet) at Parkring 10 A-1010 Vienna, Austria, that has a monthly rental of approximately $3,240. This office is leased under a one-year contract. The Company has an office (approximately 1000 square feet) in Dusseldorf, Germany, that has a monthly rental of approximately $2950 a month. The Company owns an office with approximately 2,230 square feet in

Warsaw, Poland. In February of 1999 the Company opened an office (approximately 2785 square feet) in Berlin, Germany. The property is located at Friedrichstrasse 95 10117 Berlin, Germany. This office is leased under a 5-year contract and has a monthly rental of approximately $9684.

     The Company maintains an office (approximately 2500 square feet) at 22 Upper Brook Street, Mayfair, London, UK. The Company has subleased the remaining space to two other companies. In November 1998, the Company entered into a ten-year lease that provides for an annual payment of $1,740,000, of which the Company's portion is approximately $580,000.

     The Company maintains an office (approximately 400 square feet) at Mitskiewich Sq. 8, Lviv, Ukraine. The agreement for the office was signed in March of 1998. The monthly rent is approximately $250.

     The Company's subsidiary GlobeGas maintains office space under an agreement with First Alliance Trust, at Herengracht 466, Amsterdam, The Netherlands. Under this agreement First Alliance provides office space, accounting and legal functions for GlobeGas. The agreement calls for payment for these services on an as needed basis.

HISTORY

     The Company was incorporated in the State of Utah under the name Northampton, Inc. ("Northampton"), on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with EnergyGlobal, pursuant to which the former owners of EnergyGlobal obtained voting control of Northampton and EnergyGlobal became a wholly-owned subsidiary of Northhampton. Energy Global had been formed as a holding company for GlobeGas, an oil and gas operating entity in which Energy Global held a minority interest. The minority interest in GlobeGas was initially reported on the equity method on Northampton's financial statements. The agreement with EnergyGlobal required that Northampton complete a stock consolidation of one share for each twenty four shares previously issued and outstanding and deliver a sufficient number of post-consolidation shares of the Company's common stock to the former owners of EnergyGlobal to reduce the prior shareholders' interest to approximately 10%. Thus, the former shareholders of EnergyGlobal became the controlling shareholders of the Company, which changed its name to EuroGas, Inc.

     The original asset of EnergyGlobal was a 16% minority interest in GlobeGas, a Netherlands corporation that held, through Pol-Tex a concession in Poland. (GlobeGas was an 85% partner with a formerly state-owned Polish coal company in Pol-Tex and held additional interest in two other concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company raised $3,380,963.00 in cash which was used to acquire additional interests in GlobeGas and increased the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,256,560 shares of Common Stock, and the issuance of 2,391,968 shares of newly created preferred stock (the "1995 Preferred Stock"), convertible at the rate of two shares of Common Stock for each share of 1995 Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. Since the operations of EnergyGlobal and Northampton prior to the reorganization were immaterial, the transaction has been accounted for as if GlobeGas were the acquiring entity.

     In 1996, the Company acquired the remaining 15% interest in the Pol-Tex held by the Polish state coal company. In 1997, the Company received additional concession rights in the form of a usufruct from the Polish ministry of Environmental Protection of Natural Resource and Forestry to explore and potentially develop a 111 square kilometer coal bed methane concession. This concession was granted Pol-Tex by the Ministry of Environmental Protection, Natural Resources and Forestry in April of 1998 according to Polish Government documents. In 1996, the Company continued in its quest to acquire additional gas interests in Eastern Europe by acquiring Danube. Danube was a participant in joint ventures for the exploration and production of natural gas in Slovakia and the Czech Republic. In connection with the transaction, the

Company also issued 12,500,000 shares of restricted Common Stock to Chemilabco, which held an interest in the operating subsidiaries of Danube and held options to participate in the Czech and Slovakian operations of Danube. The issuance of the 12.5 million share to Chemilabco was subject to Chemilabco providing a minimum of $5,000,000 of financing to the Company in 1996.

     In mid 1997, the Company acquired all of the issued and outstanding stock of EG from OMV Inc., Austria's largest industrial concern. EG's primary asset is a 50% interest in the TAKT joint venture with Sakhaneftegas, the national oil and gas company of the Sakha Republic. In late 1997, Pol-Tex completed an agreement with POGC to undertake additional appraisal and development activities for a large area located in the Carpathian Flysch and tectonic Foredeep areas of Poland. In late 1997, the Company entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia.

     In early 1998, the Company acquired a 55% interest in RimaMuran s.r.o. ("RimaMuran"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia. In early 1998, the Company entered into an arrangement to participate in a refinery facility in Slovenia. In mid 1998, the Company completed an agreement to acquire a majority interest in an adjacent oil and gas concession known as Maseva which had overlapping claims with the Company's other concessions and expects to conduct appraisal and exploration work in that area during 1999. In mid 1998, the Company acquired a 51% interest in Envigeo, a Slovakian private company, which owns a 2,300 square kilometer appraisal and survey concession in the North East corner of Slovakia, referred to as the Carpathian Flysch region. In October 1998, the Company entered into an agreement with Big Horn to purchase a 31% interest in Big Horn. As part of the transaction, three parties that arranged the Company's participation in Big Horn granted the Company a first right to purchase all of their interest in Big Horn, at fair market prices, with the intent of the Company to acquire a controlling interest in Big Horn. As of February, 1999 the Company exercised its rights to acquire the stock and warrants held by such third parties and now has slightly over 50% of the total interest in Big Horn. Late in 1998, the Company provided a short term loan, convertible to equity, to Seiler Trenn-Schmelzanlagen Betriebs GmbH of Freiberg, Germany, a company that specializes in toxic waste disposal using a proprietary methodology.

     During early 1999, the Company made several small investments in several companies specializing in the reclamation of precious metals.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-K contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Form 10-K and set forth in the Company's other filings with the Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects, the Company's efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses, the negotiation of additional licenses and permits for the exploitation of any reserves located, the success of the Company's exploratory activities, the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts, the economic recoverability of in-place reservoirs of hydrocarbons, technical problems in completing wells and producing gas, the Company's marketing efforts, the ability of the Company to obtain the necessary financing to successfully pursue its business strategy, operating hazards and uninsured risks, the intense competition and price volatility associated with the oil and gas industry and international and domestic economic conditions.

     The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Yakutia, and Ukraine) are in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or yet adopted. The Company's operations are subject to a significant risk that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

ITEM 3. LEGAL PROCEEDINGS.

     In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior GlobeGas management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims were resolved pursuant to a settlement agreement entered into in November 1996 (the "KUKUI Settlement Agreement"). Under the terms of the settlement agreement, the Company issued to the Bishop's Estate (KUKUI's parent) 100,000 shares of Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998. The option exercise price was $3.50 per share if exercised within 90 days of the execution of the Company's 1997 [CONFIRM] agreement with Texaco (the "Texaco Agreement"); $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

     In March 1997, a trustee over certain of the McKenzie parties and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco Agreement and exploitation of the Pol-Tex Concession in an action entitled: Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division). The trustee's claim alleges that the Company paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession) from persons who were acting as nominees for the McKenzie parties or in fact may be operating as a nominee for the McKenzie parties and therefore the creditors of the McKenzie parties are the true owners of the proceeds received from the development of the Pol-Tex Concession (KUKUI is also the principal creditor of the McKenzie parties in these other cases.). The Company plans to vigorously defend against such claims. The Company believes that the litigation is without merit based on its belief that the prior settlement with KUKUI bars any such claim, the trustee over the McKenzie parties has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that the Company paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzie parties invested any money in the Pol-Tex Concession. The Company also believes that continued pursuit of the claim may give rise to a separate cause of action against third parties that the Company will pursue if necessary.

     On August 21, 1997, KUKUI, Inc. asserted a claim against the Company in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability, intends to vigorously defend the claim and recently filed a counterclaim against KUKUI and Bishop's Estate for breach of contract, in particular concerning its joint activities with the Trustee over the McKenzie parties.

     For the 1992 year, the Kingdom of the Netherlands assessed a tax against the Company's operating subsidiary, GlobeGas in the amount of $911,051 even though it had significant operating losses. During 1997, the income tax liability was reduced on the financial statements of the Company to $753,306 due to an adjustment in exchange ratios. At December 31, 1998, the income tax liability recorded in the Company's financial statements was $806,429. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     The Common Stock is quoted on the over-the-counter Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded under the symbols "EUGF" on the Frankfurt Stock Exchange, "EUGBE" on the Berlin Stock Exchange, "EUGS" on the Stuttgart Exchange, "EUGM" on the Munich Stock Exchange and EUGH on the Hamburg Stock Exchange. As of March 31, 1999, there were 79,402,925 shares of Common Stock issued and outstanding, held by approximately 260 holders of record.

     The following table sets forth the approximate range of high and low bids for the Common Stock during the periods indicated. The quotations presented below have been adjusted retroactively to reflect the 24-for-1 reverse stock split effected by the Company on September 6, 1994. Such quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the Common Stock.

                       QUARTER ENDED                          HIGH BID    LOW BID
                       -------------                          --------    -------
March 31, 1997..............................................  $   6.75    $3.4375
June 30, 1997...............................................     12.50      4.375
September 30, 1997..........................................   10.6875     4.9375
December 31, 1997...........................................     7.625       3.75
March 31, 1998..............................................    6.8125     3.9375
June 30, 1998...............................................      5.75      3.625
September 30 1998...........................................      4.97     2.0625
December 31, 1998...........................................      2.25     1.1875
March 31, 1999..............................................    2,8125     0.9688

     The liquidity of the Common Stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 31, 1999, the high and low bids for the Common Stock on the OTC Bulletin Board market were $1.125 and $1.0312, respectively.

DIVIDENDS

     No dividends have been paid on the Common Stock, and the Company does not have retained earnings from which to pay dividends. The Company accrued cumulative preferred dividends of $341,810 and $423,530 in 1998 and 1997, respectively. Of this amount, $165,007 was paid in 1998 by the issuance of shares of Common Stock in connection with the conversion of a portion of the preferred stock. All cumulative dividends with respect to the Company's preferred stock would be required to be paid prior to the Company declaring or paying any dividend on the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." Even if the Company were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1998, the Company completed three rounds of equity financing with a single investor, resulting in total cash proceeds to the Company of approximately $15.7 million. On May 29, 1998, the Company sold 8,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $7,400,000. On September 12, 1998, the Company sold 5,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds of approximately $5,100,000. On November 13, 1998, the Company sold another 3,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds of approximately $3,200,000.

     The Company's sales of the Series B Convertible Preferred Stock was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon representations and warranties provided by the investor in subscription agreements executed between the Company the investor.

ITEM 6. SELECTED FINANCIAL DATA

CERTAIN FINANCIAL DATA

     The following statement of operations and balance sheet data were derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company have been audited by the Company's independent certified public accountants. The selected financial data below should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included with this filing and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Report.

STATEMENT OF OPERATIONS DATA

                                                     YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                   1998          1997          1996          1995         1994
                                -----------   -----------   -----------   ----------   ----------
Net Sales.....................  $   879,404   $   500,000   $         0   $        0   $        0
Loss from Operations..........   11,024,180    11,501,899     6,413,183    4,327,581    3,699,439
Loss per Common Share.........         0.18          0.22          0.16         0.13         0.15

BALANCE SHEET DATA

                                                         AT DECEMBER 31,
                                -----------------------------------------------------------------
                                   1998          1997          1996          1995         1994
                                -----------   -----------   -----------   ----------   ----------
Total Assets..................  $65,334,387   $40,754,543   $15,902,139   $7,680,367   $7,599,962
Long-Term Obligations.........    1,788,294     3,157,789    10,631,547    4,011,750    3,011,750
Cash Dividends per
  Common Share................            0             0             0            0            0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas and mineral mining. The Company has also extended its business into co-generation (power and heat) projects. The Company has acquired interests in a number of large exploration concessions, for oil, natural gas and coal bed methane gas, and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, a natural gas project in the Sakha Republic (a member of the Russian Federation located in eastern Siberia) and an interest in a talc deposit in Slovakia. The Company has at least seven joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian State and private companies. The Company has entered into an agreement with a large German integrated oil and natural gas concern, to undertake the development of projects with various Ukrainian State and private companies. The Company recently created a consortium with the largest power generation company in Great Britain, and with a large utility company in Germany, to develop a medium size co-generation power project in Western Poland.

     The Company has also acquired holdings in several oil and natural gas projects in Canada. One acquisition has given the Company a majority interest in full-service oil and gas producing company. The other project is a joint venture with a major oil and gas company to reclaim one Canada's largest natural gas fields.

     The Company's principal assets consist of both proven and developed properties, as well as unproven and undeveloped properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly-related overhead costs, which include the costs of Company-owned equipment. Since the Company has limited proven reserves and established production, most of its holdings have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on some of these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates its properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

RECENT DEVELOPMENTS

     Funding Activities. During 1998, the Company completed three rounds of equity financing with a single investor, resulting in cash proceeds to the Company of approximately $15.7 million, with the ability to draw down another $13.5 million upon the Company's request. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities." At December 31, 1998, the Company had approximately $7.5 million in cash and cash equivalents $.5 million in working capital available.

     Capital Expenditures. In 1998, the Company initiated a major investment in a Canadian oil and gas development and production company. In October 1998, the Company purchased the initial 31% of the outstanding shares of capital stock of Big Horn Resources Ltd., of Calgary, Alberta, Canada ("Big Horn"). See "Items 1 & 2. Business and Properties -- Activities in Canada." Big Horn is a full-service producer of oil and natural gas, producing the equivalent of approximately 900 barrels of oil a day, with proven reserves of approximately
7.7 million barrels of equivalent oil and with a net present value of approximately $7.7 million, based on a 10% valuation rate. In March 1999, the Company acquired additional shares of Big Horn common stock from certain third parties, giving the Company an ownership interest in excess of 50% of the outstanding shares of Big Horn's capital stock. The total cost of the acquisition of Big Horn by the Company was $7,593,913. Because of the temporary decline in oil prices, the acquisition price paid by the Company reflects a premium over the Company's proportionate share of the book value of Big Horn.
See Note   set forth in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 1998, 1997 and 1996.

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1998            1997           1996
                                                    ------------    ------------    -----------
REVENUES
  Oil and Gas Sales...............................  $    879,404    $         --    $        --
          Total Revenues..........................       879,404              --             --
OPERATING EXPENSES
  Oil and gas production..........................       305,009
  General and administrative......................     7,804,401       6,716,635      4,739,380
  Depreciation and amortization...................       293,955          25,637        132,459
  Impairment of mineral interests and equipment...     3,512,792       1,972,612             --
          Total Operating Expenses................    11,916,157       8,714,884      4,871,839
OTHER INCOME (EXPENSE)
  Interest Income.................................       593,570         517,845         18,588
  Interest Expense................................      (465,371)     (3,680,090)    (1,057,039)
  Foreign currency exchange gains (losses), net...      (130,419)        331,837       (401,141)
  Other Income....................................       152,776          43,123         48,840
          Other Expense, Net......................       150,556      (2,787,285)    (1,390,752)
  Minority interest in earnings of subsidiary.....       137,983
          Net Loss................................   (11,024,180)    (11,501,899)    (6,262,591)

     Revenues. Prior to 1998, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for 1998 reflect oil and gas sales of approximately $.9 million. For the 1997 and 1996 years, the only material revenues received by the Company resulted from a one-time sale of mineral interest and equipment in 1997, resulting in revenues of approximately $500,000.

     Operating Expenses. Operating expenses include general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. General and administrative expenses were $7,804,401 for 1998, compared to $6,716,365 for 1997, an increase of 14%. General and administrative expenses for 1997 reflected an increase of 42% from 1996 general and administrative expenses of $4,739,380. The principal factors that contributed to the increase from 1997 to 1998 were legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, additional consulting fees, hiring of additional staff members and opening of new offices. The increase from 1996 to 1997 was due primarily to payment of accrued and unpaid salaries to member of the staff and certain consultants, hiring of new staff members and the engagement of additional consultants. Depreciation and amortization expenses were $293,955 for 1998, compared to $25,637 for 1997. During 1998 there was a significant increase in properties that were amortized as compared to 1997. During 1998 the Company realized a significant impairment mainly due to the acquisition of the Canadian company. The interest was bought a fair market value, but due to low oil prices for the last eighteen months the actual book value of the investment was lower than fair market value, requiring the Company to take an impairment charge. Under the full-cost method by which the Company accounts for its mineral interests in properties, costs of unproven properties are assessed periodically and any resulting provision for impairment would normally be charged to the proven property base. Because the Company has limited proven properties, if impairment charges are required, a portion of those charges may be charged to operations. The impact of such reassessment and resulting impairment charges could be significant during any particular period.

     Income Taxes. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $43,352,787 as of December 31, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

     Net Loss. The Company incurred net losses of approximately $11.0 million, $11.5 million and $6.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. These losses were due in large part to the absence of revenues, combined with continued expansion of the Company's activities, primarily as a result of acquisitions, the growth of the Company's administrative expenses. The Company did see a limited amount of revenue from one of its projects in 1998.

     Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately (130,149), $332,000, ($401,000) in gains (losses) were recognized as a result of currency transactions in the years ended December 31, 1998, 1997, and 1996, respectively. The Company had a cumulative foreign currency translation adjustment of $(289,926) at December 31, 1998. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

CAPITAL AND LIQUIDITY

     The Company had an accumulated deficit of $43,352,787 at December 31, 1998, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At December 31, 1998, the Company had total current assets of approximately $13.5 million and total current liabilities of approximately $12.96 million, resulting in working capital of approximately $.5 million. As of December 31, 1998, the Company's balance sheet reflected approximately $33,817,752 in mineral interests in unproven mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the related property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. The Company's financing activities provided net cash of approximately $12 million, $31 million, and $8.2 million during the years ended December 31, 1998, 1997, and 1996, respectively. Such net cash has been used principally to fund cumulative net losses of approximately $8,966,340. During the years ending December 31, 1998, 1997 and 1996, the Company's operating activities used net cash of approximately $9 million, $3.2 million, and $4.0 million, respectively. The largest portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately $6.2, $11.2 million, and $3.7 million used in investing activities for the years ended December 31, 1998, 1997, and 1996, respectively. The largest single components of the Company's investing activities during the period were the approximately $4.5 million booked in connection with the acquisition of Big Horn, and approximately $6.3 million recorded for acquisition of OMV (Jakutien) GesmbH in 1997.

     While the Company had cash of approximately $7.5 million at December 31, 1998, it has substantial financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will require additional cash, either from financing transactions or operating activities, to meet its longer-term needs. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue experience further dilution of their percentage ownership of the Company.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

INFLATION

     The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe that is seen in currency exchange losses, the Company has seen losses on its assets values in those countries.

YEAR 2000 ISSUES

     General. The Company is actively engaged in assessing and correcting potential year 2000 ("Y2K") information system problems. In short, the Y2K problem is a result of information technology systems being designed to recognize the year portion of a date as two rather then four digits, which means that years coded "00" may be recognized as the year 1900, rather than the year 2000. As a result, certain hardware and software products may not properly function or may fail beginning in year 2000.

     During 1998, the Company initiated an information system implementation project (the "Project"), which affects nearly every aspect of the Company's U.S. operations. In an effort to address compliance issues, the scope of the Project was expanded to ensure Y2K compliance for newly acquired software and hardware. The Project has two significant phases that are designed to improve both operating processes and information systems capabilities.

     The first phase of the Project included hardware and software for the Company's U.S. financial reporting operations. During 1998, phase one was completed with hardware and software that has been tested and certified as Y2K compliant. Phase two focuses on the Company's offshore financial reporting systems and is expected to be operational in June 1999.

     State of Readiness. The Company's information systems consist principally of it financial system. The Company's financial system includes the general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems that are Y2K compliant for the general ledger, accounts payable and payroll.

     The Company's office support system includes network hardware and operating systems, desktop and laptop computers and servers. The Company is in the process of evaluating Y2K compliance for these systems and has identified potential compliance issues primarily related to imbedded time clocks. However, since he majority of the Company's hardware has been replaced or upgraded over the past two years, critical systems compliance is not expected to be a major issue.

     Costs to Address Y2K Issues. As of December 31, 1998, the Company had spent $50,000 on hardware and $25,000 for software in connection with the Project.

     Risks of the Company's Y2K Issues. The Company anticipates that the risks related to its information and non-information systems will be mitigated by current efforts being made in conjunction with the Project, as well as ongoing assessment and correction programs. However, the primary Y2K risk to the Company's operations is service disruption from third-party providers that supply telephone, electrical, banking, and financial reporting services. Any disruption of these critical services would hinder the Company's ability to operate. Therefore, efforts are currently under way to obtain Y2K compliance certification from the Company's major service providers. Most of the Company's third-party joint venture organizations are outside of the U.S., particularly in eastern Europe. The Company has very little control, other than awareness, over these organizations. Concern about potential problems has been raised, but commitment to compliance is beyond the Company's control.

     Contingency Plans. The Company has not yet approved a formal contingency plan for Y2K issues. However, the Company is preparing well-defined manual processes, to be completed by July 1, 1999, that could be used in the event of system and service disruption. A formal contingency plan is expected to be completed and approved during 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows which it receives from its foreign operations. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. Dollars, in interest-bearing accounts, until payments in foreign currency are required, but does not reduce this risk by utilizing hedging. For further discussion of the Company's policies regarding derivative financial instruments and foreign currency translation, see Note 1 to the Consolidated Financial Statements of the Company contained in "Item 8. Financial Statements and Supplementary Data."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries, together with note and supplementary data related thereto are set forth on pages F-1 through F-23 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is the name and age of each director and executive officer director of the Company, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

           NAME              AGE         POSITIONS WITH THE COMPANY        DIRECTOR SINCE
           ----              ---         --------------------------        --------------
Paul Hinterthur............  61    President and Director                  December 1995
Hank Blankenstein..........  57    Vice-President Treasurer and Director   December 1995
Dr. Gregory P. Fontana.....  39    Director                                January 1996
Dr. Hans Fischer...........  53    Director                                January 1996

BIOGRAPHICAL INFORMATION

     The following paragraphs set forth brief biographical information for each of the directors and executive officers of the Company:

     Paul Hinterthur is President and a director of the Company. Mr. Hinterthur has held executive positions with the Company since 1995. After completing studies in Economics in Frankfurt, London and Paris, he served in executive positions for Dresdner Bank, one of the leading banks in the world from 1965 to 1984. During his tenure with Dresdner Bank, he served in the financial centers of Frankfurt, London, Tokyo, and Hong Kong. Since retiring from the banking business in 1984, Mr. Hinterthur has been an independent international business and finance consultant. Mr. Hinterthur speaks five languages.

     Hank Blankenstein is Vice President, Treasurer and a director of the Company. In addition to his service as a director since December 1995, Mr. Blankenstein has served as Vice President and Treasurer since 1996. Mr. Blankenstein has had over 30 years experience in various levels of management positions. He served as an administrative and financial officer for American Micro Systems and National Semiconductor, several large semiconductor operations, from 1973 to 1985. Prior to that, he served in a number of operational positions for high-tech industry companies, having engineering production supervising responsibilities, in charge of a 400-person division. He has been involved in several high-tech start-up situations, serving in senior management positions. He holds a Bachelor of Science degree in Finance and Banking from Brigham Young University that was awarded in 1966.

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

     Dr. Hans Fischer has served as a director of the Company since January 1996. He is currently Professor of Radiology at the University of California, Los Angeles, Harbor-UCLA Medical Center where he has been on the faculty since 1992. He has been a chair, member, and designated alternate on Research, Clinical Radiology, Quality Assurance and Ambulatory Care Committees for Harbor-UCLA Medical Center since 1990. He trained at Leibniz-Gymnasium, Dortmund West Germany, School of Medicine, University of Muenster West Germany and School of Sociology, University of Muenster West Germany. He received his M.D. in 1971 and Ph.D. in 1985 from University of Muenster.

KEY CONSULTANTS AND EMPLOYEES

     The following paragraphs sets forth brief biographical information for certain of the Company's key employees and consultants:

     Dr. Reinhard Rauball served as a director of the Company from August 1994 to February 1999. From August 1997 until February 1999, Dr. Rauball served as Chairman of the Company's Board of Directors. (Dr. Rauball resigned from his positions with the Company on February 18, 1999) He has been an attorney in Dortmund, Germany, since 1974, as well as a government appointed Notary since 1991. He was a law instructor at Bochum University from 1977 to 1979 and is the author of numerous legal publications and books on constitutional law in Germany. Dr. Rauball currently represents a number of prominent German industrial companies and acts as counsel to the German government on special projects. From 1983 to 1990, he was the chairman of the Supervisory Board of Etienne Aigner, AG, a publicly-held company in Munich, Germany, which is a leading international fashion concern with franchise shops in over 50 countries around the world. He was the president of Borussia Dortmund, a leading German soccer club, from 1979 to 1982 and from 1984 to 1986.

     Wolfgang Rauball has acted as an independent consultant to the European subsidiaries of the Company since August 1994. He is president of Pol-Tex Methane Sp. zo.o. in Poland and also acts as a managing director of GlobeGas B.V. Amsterdam, managing director of Eurogas GesmbH and managing director of EuroGas/UK. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971 but did not receive a degree. Thereafter, Mr. Rauball worked as a mining geologist in Canada from 1972 to the present date. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States, and South America. Wolfgang Rauball arranges for financing for business enterprises, primarily public companies engaged in the mineral industry.

     Andrew K. Andraczke, Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and Ph.D degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also taught as an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Kansas Oil Consolidated in Tulsa, John W. Mecom Company in Houston, InteResources Group, Inc. in Houston, and British Sulphur Corporation in London, performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U. S., Mexico, and Egypt. Mr. Andraczke joined Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.

     Dr. F. Horvath is currently a Professor at the Eotvos University in Budapest, a position he has held for more than six years. Dr. Horvath now acts as the Company's chief geological advisor. He is particularly familiar with many of the formations in which the Company has or is planning to obtain concessions. At Eotvos University, he specializes in instructing students in geophysics and geology for general and applied geophysics, basin research, petroleum exploration, and seismic interpretation. His primary field of research has been the tectonic interpretation of geological and geophysical data, particularly in the evolution of sedimentary basins and the exploration for hydrocarbon resources. He is the principal investigator of eight major research projects and has worked with leading academic and industrial experts in Europe and the Americas. His contribution to earth sciences has been acknowledged by a number of awards, including an honorary fellowship in the European Union of Geosciences, Academia Europaea, and the Geological Society of America.

BOARD OF DIRECTORS

     The current Board of Directors was elected at the December 12, 1997 annual meeting of shareholders. A director's regular term continues until the next annual meeting of shareholders and thereafter until his successor is duly elected and qualified. The Board of Directors has not established standing audit or compensation committees. See "Item 10. Executive Compensation -- Compensation Committee Report." The Board of Directors met one time during the year ended December 31, 1998.

     Executive officers of the Company serve at the pleasure of the Board of Directors. There is no family relationship among the current directors and executive officers. The Company's executive committee consist of three members, Paul Hinterthur, Hank Blankenstein, and J. Toni Preuss. The Company's executive committee is charged with overseeing the day-to-day management of the Company and with making all significant contractual and financial decisions.

     Dr. Reinhard Rauball, the former Chairman of the Board of Directors, and Wolfgang Rauball, an independent consultant to the Company, are brothers. Both gentlemen have been key figures in arranging the original transaction with Energy Global. The brother, Wolfgang Rauball, was instrumental the acquisition of the concessions in Poland, the later acquisition of Danube, which holds concessions in Slovakia, the acquisition of EG and the Yakutia Concession, Ukrainian joint ventures, the acquisition of control of Big Horn Resources, the participation in the British Columbia project, the participation of RWE-DEA in the Ukraine, and the negotiations regarding the participation of National Power, VEW, EEG, Polish Oil and Gas in the matter relating to the proposed power plant in western Poland. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have made loans to the Company. See "Item 13. Certain Relationships and Related Transactions."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, as well as persons who own more than ten percent of the Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other securities from which shares of Common Stock may be derived. Such directors, officers and ten percent holders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports that they file with the Commission. Based solely upon the fact that the Company has not received any reports indicating that required filings were not filed on a timely basis, the Company believes that all reports filed by the Company's directors, officers and ten percent holders were filed timely.

ITEM 11. EXECUTIVE COMPENSATION

     The compensation of the Company's chief executive officer and the other executive officers of the Company whose total cash compensation for the 1998 fiscal year exceeded $100,000 (the "Named Officers") is shown on the following pages in two tables and discussed in a compensation report of the Board of Directors.

SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                       -------------------------------------------
                                         ANNUAL COMPENSATION                  AWARDS                 PAYOUTS
                                 -----------------------------------   ---------------------   -------------------
                                                             ANNUAL    RESTRICTED                        ALL OTHER
                                                             COMPEN-     STOCK      OPTIONS/    LTIP      COMPEN-
                                          SALARY     BONUS   SATION      AWARDS       SARS     PAYOUTS    SATION
  NAME AND PRINCIPAL POSITION    YEAR      ($)        ($)      ($)        ($)         (#)        ($)        ($)
  ---------------------------    ----    --------    -----   -------   ----------   --------   -------   ---------
Paul Hinterthur................  1998    $200,003      0        0          0              0       0          0
  President                      1997    $294,100      0        0          0              0       0          0
  CEO and Director               1996    $ 27,000      0        0          0        200,000       0          0
Reinhard Rauball,(1)...........  1998    $245,000      0        0          0              0       0          0
  Chairman of the Board          1997    $874,120(2)   0        0          0              0       0          0
  and Director                   1996    $ 33,000      0        0          0        250,000       0          0
Hank Blankenstein..............  1998    $198,462      0        0          0              0       0          0
  Vice President and             1997    $300,000      0        0          0              0       0          0
  Treasurer                      1996    $ 84,000      0        0          0        200,000       0          0

---------------
(1) Dr. Rauball resigned as Chairman of the Board and as a director effective February 18, 1999.

(2) Dr. Rauball was paid for services rendered to the Company, that had not been reimbursed to him, beginning in August of 1994 to the present.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant to Named Officers any options to acquire shares of Common Stock during 1998. The Company has not granted any stock appreciation rights to the Named Officers.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND YEAR END OPTION VALUES

     The following table sets forth the number of unexercised options to acquire shares of Common Stock held on December 31, 1998 and the aggregate value of such options held by the Named Officers. The Named Officers did not exercise options to acquire shares of Common Stock during 1998. As of December 31, 1998, the Company had not granted any stock appreciation rights to any of the Named Officers.

                                                      NUMBER OF                  VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                                 AT DECEMBER 31, 1998            AT DECEMBER 31, 1998
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Paul Hinterthur............................    200,000           --            $12,500           --
Reinhard Rauball...........................    250,000           --             15,625           --
Hank Blankenstein..........................    200,000           --             12,500           --

---------------
(1) Reflects the difference between the exercise price of the unexercised options and the market value of shares of Common Stock of December 31, 1998. The last transaction of the Common Stock on December 31, 1998, the last trading date of the Company's fiscal year, was $1.5625 per share.

EXECUTIVE EMPLOYMENT AND CONSULTING ARRANGEMENTS

     The Company has relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, the Company paid $600,000 in 1998, $1,260,253 in 1997 and $479,166 in 1996 to Wolfgang Rauball,
the brother of Reinhard Rauball, the Chairman of the Board of the Company. The Company did not make any payments to Wolfgang Rauball in

1995. The Company also paid $509,467 in 1997, and $449,600 in 1996 to Armando Ulrich. The Company also paid $240,000 in 1998, and $273,113 during 1997 to Andrew K. Andraczke, a key employee in Poland who does not perform executive level functions. If the Company does not continue to make significant acquisitions and as revenues are developed, the Company anticipates that it will rely more on the services of employees and the amounts paid to consultants will be reduced.

COMPENSATION OF DIRECTORS

     The Company compensated its outside directors for service on the Board of Directors by payment of a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings, this has been reduced to $2500 per month beginning in 1999. The Company does not separately compensate its board members who are also employees of the Company for their service on the board.

COMPENSATION REPORT OF THE BOARD OF DIRECTORS

     NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INCORPORATES BY REFERENCE, IN WHOLE OR IN PART, THIS ANNUAL REPORT ON FORM 10-K, THE COMPENSATION REPORT AND PERFORMANCE GRAPH SET FORTH BELOW SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

     General. Management compensation is overseen by the Board of Directors. The Board has not appointed an independent compensation committee. The Board of Directors consists of two members of executive management, Paul Hinterthur and Hank Blankenstein, and two outside directors who are not employees of the Company.

     Compensation Objectives. In determining the amount of compensation for the Company's executive officers, the Board of Directors is guided by several factors. Because the Company has very few employees, compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance shareholder value. Historically, the Company has compensated senior management based on the perceived contribution to the development of the Company's operations. This compensation has consisted principally of salaries believed to reflect the contributions of the respective officers. In addition, because the Company has only recently begun to generate revenues from operations and has attempted to preserve capital for development of the Company's business and operations, the Company has used stock options as a form of compensation for executive officers. The use of stock options is designed to align the interests of the executive officers with the long-term interests of the Company and to attract and retain talented employees who can enhance the Company's value. Although certain members of the Board of Directors are also executive officers, none participates in the determination of his own compensation.

     Compensation Components. The Company's compensation of its executive officers consists of three components: base salary, bonuses and long-term incentive awards in the form of stock options. The Board of Directors establishes base salaries based primarily on its objective judgment, taking into consideration both qualitative and quantitative factors. Among the factors considered by the Board are: (i) the qualifications and performance of each executive officer; (ii) the performance of the Company as measured by such factors as development activities and increased shareholder value; (iii) salaries provided by other companies inside and outside the industry that are the comparable size and at a similar stage of development, to the extent known; and (iv) the capital position and needs of the Company. The Board of Directors does not assign any specific weights to these factors in determining salaries. It does, however, attempt to maintain base salaries as low as possible, consistent with the needs and status of the executive officers, in order to preserve capital for future growth and development.

     From time to time, the Company may also compensate its executive officers in the form of bonuses. Because the Company is presently in the early stage of its development and does not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board of Directors in the near term will be based upon its subjective evaluation of each individual's contribution to the Company. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 1996, 1997 and 1998, the Board of Directors did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded due to the Board's desire to preserve capital for future growth and development.

     The third component of the Company's compensation structure consists of the grant of stock options to compensate executive officers and other key employees. In 1996, the Company adopted the 1996 Stock Option and Award Plan, which is designed to give each option holder an interest in preserving and maximizing shareholder value in the long term, to reward option holders for past performance and to give option holders the incentive to remain with the Company over an extended period. Individual grants are determined on the basis of the Board's assessment of an individual's current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, the Company. In the year ended December 31, 1996, the Board awarded options to purchase 200,000 shares of Common Stock, 250,000 shares of Common Stock and 200,000 shares of Common Stock to Mr. Hinterthur, Dr. Rauball and Mr. Blankenstein, respectively.

     Chief Executive Compensation. Based upon the Board's subjective impression of the salaries of presidents or chief executive officers of similarly situated companies (both in and outside the industry), the Company's progress in developing its interests, properties and operations and exploiting its assets and the Board's subjective assessment of the contributions of Mr. Hinterthur, the Board of Directors determined to pay Mr. Hinterthur a base salary of approximately $200,000 for the year ended December 31, 1998. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to Mr. Hinterthur or any other executive officer for the 1998 fiscal year. The Board did not grant any options under the stock option plan during the 1998 fiscal year to Mr. Hinterthur or any other executive officer.

     Use of Consultants. The Company anticipates that it will continue to rely on both executive management and outside consultants in connection with the acquisition of additional projects and the initial development of existing projects. However, the Company anticipates that if it is able to establish ongoing revenues from production, it will retain management personnel as employees of the Company and compensate them on a salary basis, based on comparable compensation packages offered by employers within the Company's general industry and geographical area.

                                          Respectfully submitted,

                                          Paul Hinterthur
                                          Hank Blankenstein
                                          Dr. Gregory P. Fontana
                                          Dr. Hans Fischer

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative shareholder return for the Common Stock for the period beginning August 3, 1994 (the date the Common Stock was first quoted in the over-the-counter market) and ending December 31, 1998, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Blumberg Oilfield Service and Manufacturing Index (the "Peer Group Index") for the same period.

     The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty seven companies involved in oilfield services.
               .

                                        HW BBC Oilfield
Total Return Analysis      EuroGas         Svc. & MA           Nasdaq Composite
8/3/94                      100         100                    100
12/30/94                    703.13      93.76                  103.90
12/29/95                    364.58     137.19                  146.48
12/31/96                    846.36     221.87                  180.22
12/31/97                  1,406.25     337.53                  220.13
12/31/98                    325.52     168.26                  308.60

     The performance graph assumes that $100 was invested at the market close on August 3, 1994 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1999, information with respect to Common Stock owned beneficially by each Director, by the Named Officers, by all Offices and Directors as a group and by each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

                NAME OF PERSON OR GROUP(1)                   COMMON STOCK   OPTIONS(2)   PERCENT(3)
                --------------------------                   ------------   ----------   ----------
PRINCIPAL SHAREHOLDERS:
Finance Credit and Development Corporation.................   2,175,833     2,200,000       5.6%
  "Chateau Amiral"
  Bloc B -- 42, Boulevard
  d'Italic
  MC 9800 Monaco
OFFICERS, DIRECTORS, AND CONTROLLING PERSONS:
Dr. Reinhard Rauball.......................................     600,000       250,000       1.3%
Wolfgang Rauball(4)........................................   1,100,000        50,000       1.9%
Paul Hinterthur(5).........................................     100,000       200,000         *
Dr. Gregory P. Fontana.....................................           0       100,000         *
Dr. Hans Fischer...........................................           0       100,000         *
Hank Blankenstein..........................................           0       200,000         *
                                                              ---------     ---------       ---
All Officers, Directors, and Controlling Persons as a Group
  (7 Persons)..............................................   1,800,000       950,000       5.0%

---------------
* less than one percent

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

(3) The percentage indicated represents the number of shares of Common Stock held by the indicated shareholder divided by the 79,402,925 shares of Common Stock issued and outstanding as of March 31, 1999.

(4) These shares are held in the name of the spouse and children of Wolfgang Rauball. Wolfgang Rauball disclaims a direct economic interest in these shares, but may be deemed to beneficially own such shares under the guidelines of the Exchange Act.

(5) These shares are held in the name of the spouse of Mr. Hinterthur. Mr. Hinterthur disclaims a direct economic interest in these shares, but may be deemed to beneficially own them under the guidelines of the Exchange Act.

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

     In connection with the acquisition of Danube, the Company authorized the 1996 Series Preferred Stock consisting of 1,250,000 shares, all of which were converted to 2,500,000 shares of Common Stock in 1997. On May 29, 1997, the company authorized the 1997 Series A Convertible Preferred Stock. This series of preferred stock is nonvoting and accrues dividends at six percent annually. The preferred stock has a liquidation of preference of $1,000 per share plus unpaid dividends before liquidation payments applicable to Common Stock but after liquidation payments to other previously issued and outstanding preferred stock series. The 1997 Series Preferred Stock along with unpaid dividends thereon is convertible into Common Stock at the rate of $1,000 dividend by the lessor of 125 percent of the average closing bid price for five trading days prior to issuance or 82 percent of the average closing bid price for five trading days prior to conversion. All of the 1997 Series A Convertible Preferred Stock has been converted.

     On May 29, 1998, the company authorized the 1998 Series B Convertible Preferred Stock. This series of preferred stock is nonvoting and accrues dividends at six percent annually. The preferred stock has a liquidation of preference of $1,000 per share plus unpaid dividends before liquidation payments applicable to Common Stock but after liquidation payments to other previously issued and outstanding preferred stock series. The 1998 Series Preferred Stock along with unpaid dividends thereon is convertible into Common Stock at the rate of $1,000 dividend by the lessor of 125 percent of the average closing bid price for five trading days prior to issuance or 82 percent of the average closing bid price for five trading days prior to conversion. At December 31, 1998, 17,000 of the 1998 Preferred Stock, together with accrued dividends, had been converted into 8,890,601 shares of Common Stock.

     During 1998, 1997 and 1996, the Company accrued dividends of $423,153 and $150,592, respectively, with respect to the Preferred Stock outstanding. The Company is prohibited from paying dividends with respect to any other class of security until such time as all accrued dividends on Preferred Stock have been paid. Of this amount, $305,325 was paid in 1997 by the issuance of common stock and $120,000 was paid in 1996 in cash. The cash payment may have been inappropriate under Utah law due to the existence of a stockholders' deficit, which could create a right to recover the payment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dr. Reinhard Rauball, formerly the chairman of the Board of Directors, and Wolfgang Rauball, the Company's chief consultant, are brothers. Both gentlemen have been key figures in arranging the original transaction with Energy Global. The brother, Wolfgang Rauball, was instrumental the acquisition of the concessions in Poland, the later acquisition of Danube, which holds concessions in Slovakia, the acquisition of EG and the Yakutia Concession, Ukrainian joint ventures, the acquisition of control of Big Horn Resources, the participation in the British Columbia project, the participation of RWE-DEA in the Ukraine, and the negotiations regarding the participation of National Power, VEW, EEG, Polish Oil and Gas in the matter relating to the proposed power plant in western Poland. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for the Company through parties with whom they have previous business and personal relationships and have directly loaned some of their own funds to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED

     1. Financial Statements. The following Consolidated Financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

          A. Report of Hansen, Barnett & Maxwell, independent public accountants, for the years ended December 31, 1998, 1997 and 1996

          B. Consolidated Balance Sheets at December 31, 1998 and 1997

          C. Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

          D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

          E. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

          F. Notes to Consolidated Financial Statements

     2. Exhibits.

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                       TITLE OF DOCUMENT                            LOCATION
-------   ---------                     -----------------                            --------
   1       (2)        Exchange Agreement between Northampton, Inc., and      Report on Form 8-K
                      Energy Global, A.G.                                    dated August 3, 1994,
                                                                             Exhibit No. 1*
   2       (2)        Agreement and Plan of Merger between EuroGas, Inc.,    Report on Form 8-K
                      and Danube International Petroleum Company, Inc.,      dated July 12, 1996,
                      dated July 3, 1996, as amended                         Exhibit No. 5*
   3       (2)        English translation of Transfer Agreement between      Report on Form 8-K
                      EuroGas and OMV, Inc. for the Acquisition of OMV       dated June 11, 1997
                      (Yakut) Exploration GmbH dated June 11, 1997           Exhibit No. 1*
   4       (2)        Asset Exchange Agreement between EuroGas, Inc., and    Report on Form S-1
                      Beaver River Resources, Ltd., dated April 1, 1988      dated July 23, 1998
                                                                             Exhibit No. 2.03*
   5       (3)        Articles of Incorporation                              Registration Statement
                                                                             on Form S-18, File
                                                                             No. 33-1381-D
                                                                             Exhibit No. 1*
   6       (3)        Amended Bylaws                                         Annual Report on
                                                                             Form 10-K for the
                                                                             fiscal year ended
                                                                             September 30, 1990,
                                                                             Exhibit No. 1*
   7       (3)        Designation of Rights, Privileges, and Preferences of  Quarterly Report on Form
                      1995 Series Preferred Stock                            10-QSB dated March 31,
                                                                             1995, Exhibit No. 1*
   8       (3)        Designation of Rights, Privileges, and Preferences of  Report on Form 8-K dated
                      1996 Series Preferred Stock                            July 12, 1996, Exhibit
                                                                             No. 1*

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                       TITLE OF DOCUMENT                            LOCATION
-------   ---------                     -----------------                            --------
   9       (3)        Designation of Rights, Privileges, and Preferences     Report on Form 8-K dated
                      1997 Series A Convertible Preferred Stock              May 30, 1997 Exhibit No.
                                                                             1*
  10       (3)        Designation of Rights, Privileges, and Preferences of  Report on Form S-1 Dated
                      1998 Series B Convertible Preferred Stock              July 23, 1998 Exhibit
                                                                             No. 3.06*
  11       (3)        Articles of Share Exchange                             Report on Form 8-K dated
                                                                             August 3, 1994, Exhibit
                                                                             No. 6*
  12       (4)        Subscription Agreement between EuroGas, Inc., and      Report on Form S-1 dated
                      Thomson Kernaghan & Co., Ltd., dated May 29, 1998      July 23, 1998 Exhibit
                                                                             No. 4.01*
  13       (4)        Warrant Agreement dated July 12, 1996, with Danube     Report on Form 8-K dated
                      shareholders                                           July 12, 1996, Exhibit
                                                                             No. 2*
  14       (4)        Registration Rights Agreement Between EuroGas, Inc.,   Report on Form S-1 dated
                      and Thomson Kernaghan & Co., Ltd., dated May 29, 1998  July 23, 1998 Exhibit
                                                                             No. 4.02*
  15       (4)        Registration Rights Agreement dated July 12, 1996,     Report on Form 8-K dated
                      with Danube shareholders                               July 12, 1996 Exhibit
                                                                             No. 3*
  16       (4)        Registration Rights Agreement by and among EuroGas,    Report on Form S-1 dated
                      Inc., and Finance Credit & Development Corporation,    July 23, 1998 Exhibit
                      Ltd., dated June 30, 1997                              No. 4.06*
  17       (4)        Option granted to the Trustees of the Estate of        Annual Report on Form
                      Bernice Pauahi Bishop                                  10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 10*
  18       (4)        Registration Rights Agreement by and among EuroGas,    Annual Report on Form
                      Inc., and Kukui, Inc., and the Trustees of the Estate  10-KSB for the fiscal
                      of Bernice Pauahi Bishop                               year ended December 31,
                                                                             1995, Exhibit No. 11*
  19       (4)        Option issued to OMV Aktiengesellschaft to acquire up  Annual Report on Form
                      to 2,000,000 shares of restricted common stock         10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1996, Exhibit No. 13*
  20       (10)       English translation of Mining Usufruct Contract        Quarterly Report on Form
                      between The Minister of Environmental Protection,      10-Q dated September 30,
                      Natural Resources and Forestry of the Republic of      1997 Exhibit No. 1*
                      Poland and Pol-Tex Methane, dated October 3, 1997
  21       (10)       Agreement between Polish Oil and Gas Mining Joint      Quarterly Report on Form
                      Stock Company and EuroGas, Inc., dated October 23,     10-Q dated September 30,
                      1997                                                   1997 Exhibit No. 2*

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                       TITLE OF DOCUMENT                            LOCATION
-------   ---------                     -----------------                            --------
  22       (10)       1996 Stock Option and Award Plan                       Annual Report on Form
                                                                             10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 14*
  23       (10)       Settlement Agreement by and among Kukui, Inc., and     Annual Report on Form
                      Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik,   10-KSB for the fiscal
                      McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly  year ended December 31,
                      known as McKenzie Methane Poland, B.V.), and the       1995, Exhibit No. 15*
                      Unsecured Creditors' Trust of the Bankruptcy Estate
                      of McKenzie Methane Corporation
  24       (10)       Acquisition Agreement between EuroGas, Inc., and       Report on Form S-1 dated
                      Belmont Resources, Inc., dated July 22, 1998           July 23, 1998 Exhibit
                                                                             No. 10.20*
  25       (10)       General Agreement governing the operation of McKenzie  Report on Form 8-K dated
                      Methane Poland, B.V.                                   August 3, 1994, Exhibit
                                                                             No. 2*
  26       (10)       Concession Agreement between Ministry of               Annual Report on Form
                      Environmental Protection, Natural Resources, and       10-KSB for the fiscal
                      Forestry and Pol-Tex Methane Ltd.                      year ended December 31,
                                                                             1995, Exhibit No. 18*
  27       (10)       Association Agreement between NAFTA a.s. Gbely and     Annual Report on Form
                      Danube International Petroleum Company                 10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 19*
  28       (10)       Agreement between Moravske' Naftove' Doly a.s. and     Annual Report on Form
                      Danube International Petroleum Company                 10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 20*
  29       (10)       Form of Convertible Debenture                          Report on Form 8-K dated
                                                                             August 3, 1994, Exhibit
                                                                             No. 7*
  30       (10)       Form of Promissory Note, as amended, with attached     Annual Report on Form
                      list of holders                                        10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 23*
  31       (10)       Amendment #1 to the Association Agreement Entered on   Annual Report on Form
                      13th July 1995, between NAFTA a.s. Gbely and Danube    10-KSB for the fiscal
                      International Petroleum Company                        year ended December 31,
                                                                             1996, Exhibit No. 25*
  32       (10)       Acquisition Agreement by and among Belmont Resources,  Form 10-Q Dated
                      Inc., EuroGas Incorporated, dated October 9, 1998      September 30, 1998
                                                                             Exhibit No. 1*

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                       TITLE OF DOCUMENT                            LOCATION
-------   ---------                     -----------------                            --------
  33       (10)       Letter of Intent by and between Polish Oil and Gas     Annual Report on Form
                      Company and Pol-Tex Methane, dated April 28, 1997      10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1996, Exhibit No. 27*
  34       (10)       Purchase and Sale Agreement between Texaco Slask Sp.   Report on Form 8-K dated
                      zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.     March 24, 1997 Exhibit
                                                                             No. 1*
  35       (10)       English translation of Articles of Association of the  Report on Form 8-K/A
                      TAKT Joint Venture dated June 7, 1991, as amended      dated June 11, 1997
                      April 4, 1993                                          Exhibit No. 3*
  36       (10)       English translation of Proposed Exploration and        Report on Form 8-K/A
                      Production Sharing Contract for Hydrocarbons between   dated June 11, 1997
                      the Republic of Sakha (Yakutia) and the Russian        Exhibit No. 4*
                      Federation and the TAKT Joint Venture
  37       (10)       English translation of Agreement on Joint Investment   Report on Form S-1 dated
                      and Production Activities between EuroGas, Inc., and   July 23, 1998 Exhibit
                      Zahidukrgeologia, dated May 14, 1998                   No. 10.21*
  38       (10)       English translation of Statutory Agreement of          Report on Form S-1 dated
                      Association of Limited Liability Company with Foreign  July 23, 1998 Exhibit
                      Investments between EuroGas, Inc., and Makyivs'ke      No. 10.22*
                      Girs'ke Tovarystvo, dated June 17, 1998
  39       (10)       Partnership Agreement between EuroGas, Inc., and RWE-  Amendment No. 1 dated
                      DEA Altiengesellschaft for Mineraloel and Chemie AG,   August 3, 1998 Exhibit
                      date July 22, 1998                                     No. 10.23
  40       (10)       Mining Usufruct Contract between The Minister of       Quarterly Report on Form
                      Environmental Protection, Natural Resources and        10-Q dated September 30,
                      Forestry of the Republic of Poland and Pol-Tex         1997 Exhibit No. 1*
                      Methane, dated October 3, 1997
  41       (10)       Agreement between Polish Oil and Gas Mining Joint      Quarterly Report on Form
                      Stock Company and EuroGas, Inc., dated October 23,     10-Q dated September 30,
                      1997                                                   1997 Exhibit No. 2*
  42       (10)       Agreement for Acquisition of 5% Interest in a          Quarterly Report on Form
                      Subsidiary by and between EuroGas, Inc., B. Grohe,     10-Q dated September 30,
                      and T. Koerfer, dated November 11, 1997                1997 Exhibit No. 3*
  43       (10)       Option Agreement by and between EuroGas, Inc., and     Quarterly Report on Form
                      Beaver River Resources, Ltd., dated October 31, 1997   10-Q dated September 30,
                                                                             1997 Exhibit No. 4*

             SEC
EXHIBIT   REFERENCE
NUMBER     NUMBER                       TITLE OF DOCUMENT                            LOCATION
-------   ---------                     -----------------                            --------
  44       (21)       Subsidiaries                                           Annual Report on Form
                                                                             10-KSB for the fiscal
                                                                             year ended December 31,
                                                                             1995, Exhibit No. 24*
  45       (27)       Financial data Schedule                                This Filing

---------------
* Incorporated by reference

(b) REPORTS ON FORM 8-K

     During the last quarter of the fiscal year ended December 31, 1998, the Company did not file any reports on Form 8-K.

(c) EXHIBITS

     Exhibits to this Report are attached following Page F-23 hereof.

(d) FINANCIAL STATEMENT SCHEDULES

     None

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          EUROGAS, INC.

Dated: March 31, 1999                     By:      /s/ PAUL HINTERTHUR
                                            ------------------------------------
                                            Paul Hinterthur, President
                                            (Principal Executive Officer)

Dated: March 31, 1999                     By:     /s/ HANK BLANKENSTEIN
                                            ------------------------------------
                                            Hank Blankenstein,
                                            Vice-President and Treasurer
                                            (Principal Financial and Accounting
                                              Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 31, 1999                     By:      /s/ PAUL HINTERTHUR
                                            ------------------------------------
                                            Paul Hinterthur, Director

Dated: March 31, 1999                     By:  /s/ DR. GREGORY P. FONTANA
                                            ------------------------------------
                                            Dr. Gregory P. Fontana, Director

Dated: March 31, 1999                     By:     /s/ DR. HANS FISCHER
                                            ------------------------------------
                                            Dr. Hans Fischer, Director

Dated: March 31, 1999                     By:     /s/ HANK BLANKENSTEIN
                                            ------------------------------------
                                            Hank Blankenstein, Director

                         EUROGAS, INC. AND SUBSIDIARIES


                           FINANCIAL STATEMENTS INDEX

                                                                                       PAGE
                                                                                       ----
Report of Independent Certified Public Accountants..................................    F-2

Consolidated Balance Sheets--December 31, 1998 and 1997.............................    F-3


Consolidated Statements of Operations for the Years
  Ended December 31, 1998, 1997 and 1996............................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended December 31, 1996, 1997 and 1998...............................    F-5

Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1998, 1997 and 1996.............................................    F-6

Notes to Consolidated Financial Statements .........................................    F-8

Supplemental Information Regarding Oil and Gas Producing Activities (Unaudited) ....   F-21


                         -------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc., a Utah corporation, and Subsidiaries, referred to herein as "EuroGas," as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the EuroGas' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroGas, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        /s/ HANSEN, BARNETT & MAXWELL

                                        HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 31, 1999

                         EUROGAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         -----------------------------
                                                                             1998             1997
                                                                         ------------     ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................  $  7,489,510     $ 17,247,667
  Investment in securities available-for-sale..........................     1,088,488              --
  Trade accounts receivable............................................     1,107,508              --
  Value added tax receivables..........................................       431,235          173,691
  Receivable from joint ventures.......................................     2,293,048              --
  Receivable from related party........................................       200,000              --
  Other receivables....................................................       788,291              --
  Other current assets.................................................       120,176           29,370
                                                                         ------------     ------------
      TOTAL CURRENT ASSETS.............................................    13,518,256       17,450,728
                                                                         ------------     ------------
PROPERTY AND EQUIPMENT -- FULL COST ACCOUNTING
  Oil and gas properties subject to amortization.......................    16,788,336              --
  Oil and gas properties not subject to amortization...................    33,817,752       22,723,660
  Other mineral interest property......................................       167,814              --
  Other property and equipment.........................................       580,868        1,010,772
                                                                         ------------     ------------
      TOTAL PROPERTY AND EQUIPMENT.....................................    51,354,770       23,734,432
  Less: accumulated depreciation.......................................       (86,454)        (767,177)
                                                                         ------------     ------------
      NET PROPERTY AND EQUIPMENT.......................................    51,268,316       22,967,255
                                                                         ------------     ------------
OTHER ASSETS...........................................................       547,815          336,560
                                                                         ------------     ------------

TOTAL ASSETS...........................................................  $ 65,334,387     $ 40,754,543
                                                                         ============     ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.....................................................  $  4,060,125     $  1,532,949
  Accrued liabilities..................................................     2,618,014        3,420,042
  Accrued income taxes ................................................       870,836          753,306
  Notes payable -- current portion.....................................     4,226,739        1,107,944
  Notes payable to related parties -- current portion..................     1,182,124        1,270,547
                                                                         ------------     ------------
      TOTAL CURRENT LIABILITIES........................................    12,957,838        8,084,788
                                                                         ------------     ------------
LONG-TERM LIABILITIES
  Notes payable........................................................     1,788,294        2,246,773
  Notes payable to related parties.....................................           --           911,016
                                                                         ------------     ------------
      TOTAL LONG-TERM LIABILITIES......................................     1,788,294        3,157,789
                                                                         ------------     ------------
MINORITY INTEREST......................................................     2,865,376              --
                                                                         ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 3,661,968 shares authorized;
   issued and outstanding: 1998 -- 2,393,728 shares, 1997 -- 2,392,228
   shares; 1998 liquidation preference: $1,999,197.....................         2,394            2,392
  Common stock, $.001 par value; 325,000,000 shares authorized;
   issued and outstanding: 1998 -- 76,254,630 shares,
   1997 -- 62,283,934 shares...........................................        76,255           62,284
  Additional paid-in capital...........................................    92,013,961       61,659,345
  Accumulated deficit..................................................   (43,532,787)     (32,197,306)
  Accumulated other comprehensive income...............................      (836,944)         (14,749)
                                                                         ------------     ------------
      TOTAL STOCKHOLDERS' EQUITY.......................................    47,722,879       29,511,966
                                                                         ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)...................  $ 65,334,387     $ 40,754,543
                                                                         ============     ============

   The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                    1998            1997           1996
                                                               ------------    ------------    -----------
REVENUE AND INCOME
  Oil and gas sales..........................................  $    879,404    $        --     $       --
  Interest income............................................       593,570         517,845         18,588
  Other income...............................................       152,776          43,123         48,840
                                                               ------------      ----------     ----------
       TOTAL REVENUE AND INCOME..............................     1,625,750         560,968         67,428
                                                               ------------      ----------     ----------
EXPENSES
  Oil and gas production.....................................       305,009             --             --
  Impairment of mineral interests and equipment..............     3,512,792       1,972,612            --
  Depreciation, depletion,  and amortization.................       293,955          25,637        132,459
  General and administrative.................................     7,804,401       6,716,365      4,739,380
  Interest...................................................       465,371       3,680,090      1,057,039
  Foreign exchange net (gains) losses........................       130,419        (331,837)       401,141
  Minority interest in loss of subsidiary....................       137,983             --             --
                                                                -----------      ----------     ----------
       TOTAL EXPENSES........................................    12,649,930      12,062,867      6,330,019
                                                               ------------      ----------     ----------
NET LOSS ....................................................   (11,024,180)    (11,501,899)    (6,262,591)

PREFERRED DIVIDENDS .........................................       311,301         423,530        150,592
                                                               ------------      ----------     ----------
LOSS APPLICABLE TO COMMON SHARES.............................  $(11,335,481)   $(11,925,429)   $(6,413,183)
                                                               ============    ============    ===========
BASIC AND DILUTED LOSS PER COMMON SHARE......................  $      (0.18)   $      (0.22)   $     (0.16)
                                                               ============    ============    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION.......................    64,129,062      54,705,726     41,059,000
                                                               ============    ============    ===========


   The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                         ACCUMULATED      TOTAL
                                  PREFERRED STOCK        COMMON STOCK        ADDITIONAL                     OTHER     SHAREHOLDERS'
                                 -----------------   --------------------     PAID-IN     ACCUMULATED   COMPREHENSIVE    EQUITY
                                  SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT         LOSS        (DEFICIT)
                                 ---------  ------   ----------   -------   -----------   ------------  ------------  -------------
BALANCE -- DECEMBER 31, 1995..   2,391,968  $2,392   32,974,033   $32,974   $10,895,071   $(13,858,694)  $  (14,749)   $ (2,943,006)
Net loss......................          --      --          --        --             --     (6,262,591)          --      (6,262,591)
Dividends on preferred shares.          --      --          --        --             --       (150,592)          --        (150,592)
                                                                                                                       ------------
COMPREHENSIVE LOSS............                                                                                           (6,413,183)
                                                                                                                       ------------
Issuance of common stock
  for cash ...................          --      --       18,912        19         6,789             --           --           6,808
Issuance of common stock upon
  conversion  of debentures...          --     --     1,128,917     1,129     3,340,621             --           --       3,341,750
Issuance of common stock as
  settlement costs ...........          --     --        22,000        22       100,678             --           --         100,700
Issuance of 1996 Series
  preferred and common for
  purchase of subsidiary......   1,250,000   1,250   15,000,000    15,000       499,763             --           --         516,013
                                 ---------  ------   ----------   -------   -----------   ------------   ----------    ------------
BALANCE - DECEMBER 31, 1996...   3,641,968   3,642   49,143,862    49,144    14,842,922    (20,271,877)     (14,749)     (5,390,918)
                                                                                                                      -------------
Net loss......................          --      --           --        --            --    (11,501,899)          --     (11,501,899)
Dividends on preferred shares.          --      --           --        --            --       (423,530)          --        (423,530)
                                                                                                                      -------------
COMPREHENSIVE LOSS............                                                                                          (11,925,429)
                                                                                                                      -------------
Issuance of common stock and
  2,200,000 options for cash,
  net of $75,000 offering
  costs.......................          --      --    4,929,999     4,930    20,170,070             --           --      20,175,000
Conversion of notes payable
  and related interest........          --      --    2,646,907     2,647    10,945,344             --           --      10,947,991
Issuance for cash, net of
  $1,750,000 offering costs...      15,000      15       50,000        50    13,249,935             --           --      13,250,000
Options granted in connection
  with acquisition of OMV
  (Jakutien) Exploration GmbH           --      --           --        --     1,150,000             --           --       1,150,000
Conversion of 1996 Series
   Preferred shares and
   related accrued dividends..  (1,250,000) (1,250)   2,500,001     2,500        71,524             --           --          72,774
Conversion of 1997 Series
  Preferred shares and related
  dividends...................     (14,740)    (15)   2,763,165     2,763       229,800             --           --         232,548
Issuance to acquire minority
  interest in subsidiary......          --      --      250,000       250       999,750             --           --       1,000,000
                                 ---------  ------   ----------   -------   -----------   ------------   ----------    ------------
BALANCE -- DECEMBER 31, 1997..   2,392,228   2,392   62,283,934    62,284    61,659,345     (32,197,306)    (14,749)     29,511,966
                                                                                                                       ------------
Net loss......................          --      --           --        --            --     (11,024,180)         --     (11,024,180)
Dividends on preferred shares.          --      --           --        --            --        (311,301)         --        (311,301)
Net change in unrealized
  losses on securities........          --      --           --        --            --             --     (379,266)       (379,266)
Translation adjustments.......          --      --           --        --            --             --     (442,929)       (442,929)
                                                                                                                       ------------
COMPREHENSIVE LOSS............                                                                                          (12,157,676)
                                                                                                                       ------------
Issuance of 1998 Series for
  cash, net of $1,275,005
  offering costs..............      17,000      18       50,000        50    15,724,927            --            --      15,724,995
Conversion of 1998 Series
  Preferred shares and related
  dividends...................     (15,500)    (16)   8,860,196     8,860       156,163            --            --         165,007
Issuance for financing and
  other services..............          --      --       60,500        61       226,064            --            --         226,125
Issuance upon exercise of
  stock options for cash......          --      --      100,000       100       149,900            --            --         150,000
Issuance of stock and warrants
  for oil and gas property
  interests...................          --      --    4,900,000     4,900    14,097,562            --            --      14,102,462
                                 ---------  ------   ----------   -------   -----------   ------------   ----------    ------------
BALANCE -- DECEMBER 31, 1998..   2,393,728  $2,394   76,254,630   $76,255   $92,013,961  $ (43,532,787) $  (836,944)   $ 47,722,879
                                 =========  ======   ==========   =======   ===========  =============  ===========    ============


   The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                         1998              1997             1996
                                                                     ------------      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.......................................................... $(11,024,180)     $(11,501,899)     $(6,262,591)
  Adjustments to reconcile net loss to cash
    provided by operating activities:
    Impairment of mineral interests and equipment...................    3,512,792         1,972,612               --
    Depreciation and amortization...................................      293,955            25,637          132,458
    Expenses paid by issuance of notes payable......................           --         1,321,295               --
    Compensation paid by issuance of common stock...................      226,125                --          351,808
    Minority interest in loss of subsidiary.........................      137,983                --               --
    Exchange (gain) loss............................................      113,294          (331,837)        (401,141)
    Changes in assets and liabilities, net of acquisitions:
      Trade receivables.............................................      (72,121)               --               --
      Other receivables.............................................     (491,783)           26,510          (97,595)
      Accounts payable..............................................     (734,515)        1,814,545         (210,990)
      Accrued liabilities...........................................     (812,107)        3,271,804        2,468,676
      Other.........................................................     (115,783)          156,451           33,903
                                                                     ------------      ------------     ------------
      NET CASH USED IN OPERATING ACTIVITIES.........................   (8,966,340)       (3,244,882)      (3,985,472)
                                                                     ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of mineral interests, property and equipment............   (9,087,686)       (5,391,568)      (3,368,342)
  Proceeds from sale of interest in gas property....................           --           501,646               --
  Acquisition of subsidiaries, net of cash acquired.................   (2,159,363)       (6,314,287)         181,743
  Increase in deposits and prepayments..............................     (168,575)               --         (540,000)
  Investment in securities available-for-sale.......................   (1,467,754)               --               --
                                                                     ------------      ------------     ------------
      NET CASH USED IN INVESTING ACTIVITIES.........................  (12,883,378)      (11,204,208)      (3,726,599)
                                                                     ------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable to related parties........           --           339,191        4,542,487
  Principal payments on notes payable to  related parties...........     (999,439)         (905,866)      (1,002,026)
  Proceeds from issuance of notes payable...........................           --         1,135,729        4,846,995
  Principal payments on notes payable...............................   (3,192,109)       (2,707,551)         (80,123)
  Proceeds from issuance of common stock, net of offering costs.....      150,000        20,175,000            6,808
  Proceeds from issuance of preferred stock, net of offering costs..   15,724,995        13,250,000              --
  Dividends paid on preferred stock.................................     (260,139)               --         (120,000)
  Proceeds from issuance of common stock by subsidiary..............      592,568                --               --
                                                                     ------------      ------------     ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.....................   12,015,876        31,286,503        8,194,141
                                                                     ------------      ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........       75,685          (232,351)         88,323
                                                                     ------------      ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................   (9,758,157)       16,605,062          570,393

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.........................   17,247,667           642,605           72,212
                                                                     ------------      ------------     ------------
CASH AND EQUIVALENTS AT END OF PERIOD............................... $  7,489,510      $ 17,247,667     $    642,605
                                                                     ============      ============     ============

                                                                     (Continued)


   The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                         1998              1997             1996
                                                                     ------------      ------------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid for interest...................................... $   485,157      $    362,622     $     97,162
         Cash paid for income taxes..................................          --                --               --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Common stock and stock options issued to acquire property............ $14,102,462      $         --      $        --
Common stock issued upon conversion of notes payable
  and accrued interest...............................................          --        10,947,991        4,091,750
Common stock issued as payment of preferred dividends................     165,008           305,322               --
Common stock issued to acquire minority interest in..................
  subsidiary.........................................................          --         1,000,000               --
The Company paid the following amounts in connection with
  business acquisitions:
     Fair value of assets acquired................................... $11,923,200      $  7,506,621      $ 4,999,405
     Excess property cost over fair value............................   3,512,792                --               --
     Liabilities assumed and incurred................................   7,484,675)          (28,317)        (433,392)
     Obligation to sellers...........................................          --                --       (2,500,000)
     Minority interest recognized....................................  (2,112,348)               --         (950,000)
     Common stock issued.............................................          --                --         (516,013)
     Stock options granted...........................................          --        (1,150,000)              --
                                                                      ------------     ------------      -----------
         CASH PAID...................................................   5,838,969         6,328,304          600,000
     Less cash acquired..............................................  (3,679,606)          (14,017)        (781,743)
                                                                      ------------     ------------      -----------

         NET CASH PAID (RECEIVED).................................... $ 2,159,363      $  6,314,287      $  (181,743)
                                                                      ===========      ============      ===========


   The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--EuroGas, Inc. and its subsidiaries ("EuroGas") are engaged primarily in the evaluation, acquisition, exploration and disposition of interests, and rights to exploit oil, natural gas, coal bed methane gas and to pursue mineral mining. Recently, EuroGas has also begun efforts to participate in the development of co-generation (power and heat) projects. EuroGas is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. During the current year EuroGas acquired a controlling interest in Big Horn Resources Ltd., an exploration and production company operating in Western Canada. EuroGas also entered into a joint venture to reclaim a natural gas field in Western Canada. EuroGas holds and is developing properties in Eastern Europe including coal bed methane gas properties in Poland, proved natural gas properties and unproved oil and gas concessions in Slovakia, unproved natural gas properties in Eastern Russia and an interest in a talc deposit in Slovakia. EuroGas has entered into and is in the process of entering into, joint ventures in the Ukraine to explore for and develop oil, natural gas and coal bed methane gas with various Ukrainian State and private companies.

BUSINESS CONDITION--Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $43,532,787 since their inception in 1995. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31,1998. The Company has positive working capital and stockholders' equity at December 31, 1998. Realization of the investment in properties is dependent on EuroGas financing the exploration, development and production of those properties. If exploration of unproved properties are unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, realization of which is not assured.

PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries and EuroGas' share of properties held through joint ventures from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

MINERAL INTEREST PROPERTIES -- The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized on a country by country basis. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Proceeds from disposal of properties are applied as a reduction of cost without recognition of a gain or loss except where such disposal would result in a major change in the depletion rate. Capitalized costs are categorized either as being subject to amortization ("proved properties") or not subject to amortization ("unproved properties"). The cost of unproved properties are not subject to amortization but instead are assessed periodically and any resulting provision for impairment which may be required is charged to operations. The assessment for impairment is based upon estimated fair value of the unproved properties.

Capitalized costs of properties subject to amortization and estimated future costs to develop proved reserves are amortized and depreciated using the unit-of-production method based on the estimated proven oil and natural gas reserves as determined by independent engineers. Units of natural gas are converted into barrels of equivalent oil on the relative energy content basis.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Capitalized costs, net of accumulated amortization and depreciation, are limited to estimated future discounted net cash flows from proven reserves, based upon year-end prices.

OTHER PROPERTY AND EQUIPMENT--Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized. Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives, as follows: buildings-- 40 years; equipment--3 to 5 years. Upon retirement, sale, or other disposition of other property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $78,765, $83,885, and $196,232, respectively, of which $19,229 and
$65,639 were capitalized in mineral interests and equipment in 1998 and 1997, respectively.

FINANCIAL INSTRUMENTS --EuroGas considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, trade and other receivables, notes receivable, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows. The amounts reported as investments in securities available-for-sale are based upon quoted market prices.

EuroGas had cash in Polish banks in the amount of approximately $1,570,000 at December 31, 1998 for which EuroGas would incur certain taxes if the cash were transferred out of Poland.

DERIVATIVE FINANCIAL INSTRUMENTS -- EuroGas and its international subsidiaries occasionally incur obligations payable in currencies other than their functional currencies. This subjects EuroGas to the risks associated with fluctuations in foreign currency exchange rates. EuroGas does not reduce this risk by utilizing hedging. The amount of risk is not material to EuroGas' financial position or results of operations.

LOSS PER SHARE -- Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options or convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 17,004,647 and 13,450,000 potentially issuable common shares at December 31, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

FOREIGN CURRENCY TRANSLATION--Effective January 1, 1998, the functional currencies of the subsidiaries operating in Poland and Slovakia were changed from the U.S. dollar to the local currencies due to those economies ceasing to be considered highly inflationary. The change had no effect on consolidated financial position at the date of the change or on the consolidated results of operations for periods prior to the change. The effect of changes in exchange rates during the year ended December 31, 1998, and in the future with respect to those subsidiaries has been and will be recognized as a separate component of comprehensive loss whereas those changes were previously recognized in the results of operations. Where the functional currencies of foreign subsidiaries continue to be the U.S. dollar, financial statements are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries are reflected in the results of operations. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

INCOME TAXES--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK BASED COMPENSATION--Prior to 1998, EuroGas accounted for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted. Since January 1, 1998, EuroGas has accounted for stock options granted to employees based on the intrinsic value of the options on the date granted and has accounted for options granted to consultants and other non-employees based on the fair value of the options as determined by the Black-Scholes option pricing model.

NEW ACCOUNTING STANDARDS--During 1998, EuroGas adopted Statements of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information in 1997. SFAS No. 131 requires certain information to be reported about operating segments on a basis consistent with management's decision making process and requires the presentation of revenue and total assets by country. These statements expanded or modified disclosures and had no impact on consolidated financial position, results of operations or cash flows when adopted.

In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 was issued and establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for year beginning January 1, 2000 and, is not expected to have a material impact on the financial condition or results of operations of EuroGas.


NOTE 2--PROPERTY ACQUISITIONS

ACQUISITION OF BIG HORN RESOURCES, LTD. -- Effective October 5, 1998, EuroGas acquired a 52% interest in Big Horn Resources Ltd. ("Big Horn"), an oil and gas exploration and production company operating in Western Canada. EuroGas acquired the majority interest by cash payments of $4,723,498 on October 17, 1998, by executing promissory notes on March 30, 1999 in the aggregate amount of $1,840,224, and by EuroGas' cancellation of a note receivable from one of Big Horn shareholders in the amount of $1,100,000. These payments, and the face amounts of the notes, were discounted $70,238 to October 5, 1998 using a 10% discount rate.

The acquisition was accounted for under the purchase method of accounting; the total purchase price of $7,593,484 was determined based upon the fair value of the consideration paid. The purchase price was allocated to the acquired net assets of Big Horn based upon their fair values on the effective date of the acquisition. The fair value of the acquired properties were determined by independent engineers. The purchase price exceeded the fair value of the net assets acquired by $3,512,792 which was recognized as an impairment expense at the date of the acquisition. The operations of Big Horn have been included in the consolidated results of operations of EuroGas since acquisition.

Summary unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition of Big Horn had occurred on January 1, 1997, excluding non-recurring items, are as follows:

                                                              1998             1997
                                                          -------------    ------------
Revenues................................................  $   2,001,000    $  1,916,000
Net loss................................................   ( 12,644,000)    (14,538,000)
Net loss applicable to common shares....................   ( 12,956,000)    (14,962,000)
Net loss per common share...............................          (0.20)          (0.27)


ACQUISITION OF MASEVA GAS S.R.O. -- During October 1998, EuroGas acquired a 90% interest in Maseva Gas s.r.o. ("Maseva"), a Slovak company which holds a 850 square kilometer concession to explore for oil and natural gas. The concession is adjacent to the southern boarder of the Trebisov concession held by the EuroGas through the Nafta/Danube joint venture in Slovakia. EuroGas purchased Maseva by issuing 2,500,000 common shares and warrants to purchase an additional 2,500,000 shares at $2.50 per share within two years. The purchase price was $6,527,462 based upon the $2.00 per share quoted market value of the

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EuroGas common shares issued, and the fair value of the warrants on the acquisition date. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 63.2%, risk-free interest rate of 5.0% and an expected life of 2 years. The unproved oil and gas concession is the primary asset acquired. Maseva has had no operations. The acquisition is considered to be the purchase of properties. Accordingly, pro forma amounts are not presented. The cost of the acquisition was allocated to oil and gas properties not subject to amortization.

ACQUISITION OF BEAVER RIVER PROJECT--In March 1998, EuroGas exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 common shares which were valued at $3.16 per share. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization. EuroGas retains the right to purchase back 1,900,000 of the 2,400,000 common shares issued any time prior to April 15, 1999 by returning the carried interest if EuroGas determines that the results produced do not warrant the continued holding of the carried interest.

ACQUISITION OF OIL REFINERY--During the third quarter of 1998, EuroGas posted a refundable cash bond of $337,723 which will allow EuroGas to purchase an interest in an operating oil refinery in Slovenia. If purchased, EuroGas will be required to pay cash and issue common shares to complete the acquisition. The refundable bond has been included as a long-term other asset in the accompanying financial statements.

ACQUISITION OF MAJORITY INTEREST IN ENVIGEO TRADE s.r.o.--During September 1998, EuroGas acquired a 51% interest in Envigeo Trade s.r.o. ("Envigeo"), a private Slovakian company which owns a 2,300 square kilometer oil and gas concession in Northeast Slovakia. The concession expires in August 2001. EuroGas paid $500,000 at the date of the acquisition, and the balance of $1,000,000 during November 1998. The unproved oil and gas concession is the primary asset acquired and Envigeo has had no operations of any significance. The acquisition is considered to be the purchase of properties. Accordingly, pro forma amounts are not presented. The cost of the acquisition was allocated to oil and gas properties not subject to amortization. To date, EuroGas has invested $1,620,000 in the Envigeo properties.

ACQUISITION OF OMV (JAKUTIEN) EXPLORATION GASELLSCHAFT m.b.H. -- On June 11, 1997 EuroGas acquired all the issued and outstanding stock of OMV (Jakutien) Exploration Gasellschaft m.b.H. (OMVJ), in exchange for $6,252,724 in cash, options to purchase 2,000,000 common shares valued at $1,150,000, and a 5% interest in OMVJ's net profits. OMVJ's primary asset is a 50% interest in a joint venture in the Republic of Sakha (commonly known as Yakutia) of the Russian Federation. Expenses relating to the purchase were $75,580.

The acquisition was accounted for under the purchase method of accounting with the total purchase price of $7,478,304 determined based upon the consideration paid and the fair value of the options granted. The purchase price was allocated to the acquired assets and liabilities of OMVJ based upon their fair values on the date of the acquisition. The operations of OMVJ have been included in the consolidated results of operations of EuroGas since the acquisition date.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--RECEIVABLE FROM RELATED PARTY AND OTHER RECEIVABLES

On December 7, 1998, a wholly-owned subsidiary of EuroGas executed a promissory note with an officer and member of management in the amount of $200,000. The note, due on March 31, 1999, was repaid in full on January 7, 1999.

On October 28, 1998, EuroGas executed a promissory note in the amount of $500,000 to an independent third party. Terms of the note dictate that interest accrues at 5% with the balance due on May 28, 1999.


NOTE 4--INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

EuroGas acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) through a private placement subscription agreement for $962,398 during the first quarter of 1998. United Gunn Resources, Ltd. holds an approximate 12% working interest in the Beaver River Project. Through December 31, 1998, EuroGas acquired an additional 613,500 shares of United Gunn through market purchases at a cost of $491,460. Through the purchase of equity securities EuroGas holds approximately 9% of the outstanding United Gunn shares as of December 31, 1998. The United Gunn Resources, Ltd. shares have been accounted for as investment in securities available-for-sale and are carried at market value. During the year ended December 31, 1998, an unrealized loss in the amount of $379,266 on securities available-for-sale resulted from the decline in the trading value of the securities and is presented in the financial statements as a component of accumulated other comprehensive loss.


NOTE 5--MINERAL INTERESTS IN PROPERTIES AND EQUIPMENT

Prior to 1998, EuroGas had no property subject to amortization. Through the acquisition of Big Horn, EuroGas acquired both proved and unproved reserves. The Big Horn reserves are in production and are being amortized. In addition to the Canadian property, the extent of reserves relating to Company's interests in the Slovak Trebisov oil and gas properties was established in May 1998 when an independent reserve report relating to those properties was obtained and which reported proved reserves of oil and gas. Accordingly, the cost of that property were reclassified in 1998 as oil and gas properties subject to amortization. The wells drilled on the property have been completed and a gas gathering system is being constructed. As described more fully in Note 13 - Commitments and Contingencies below, a dispute arose as a result of a conflicting property claim, and work to bring the wells to production was temporarily suspended. Amortization will begin when and if production begins from wells on that property.

In August 1997, EuroGas closed a transaction with a subsidiary of Texaco for the exploration and potential development of EuroGas' coal bed methane gas interests held by a concession in Poland. EuroGas retained a 14% to 20% carried interest in the net profits from the property, and transferred the remaining interest in the property to Texaco in exchange for an initial payment of $500,000 and two subsequent payments of $2,500,000 each if Texaco elected to continue phase 2 and 3 of the project. The payment received during 1997 was applied as a reduction of the cost of the properties without recognition of a gain or loss.

In the fourth quarter of 1998, Texaco informed EuroGas that it has elected not to proceed with phase 2 or 3 of the agreement between the companies. Texaco stated that the testing results from the exploration wells it drilled do not meet the financial criteria of Texaco. EuroGas' management determined that gas production from the concession may still meet the economic requirements for EuroGas and, therefore, decided to buy back the concession rights from Texaco. On March 19, 1999, EuroGas Polska, a wholly-owned subsidiary, and Texaco executed a purchase agreement providing for Texaco's transfer of the usufruct agreement to

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EuroGas Polska in exchange for cash in the amount of $172,000. The agreement is subject to approval by the Polish government. During January 1999 Texaco made formal application to the Ministry of Environmental Protection Natural Resources and Forestry to return the concession back to EuroGas through its subsidiary, EuroGas Polska. The Ministry has given EuroGas verbal notification it will comply with the request and grant the concession to EuroGas Polska.

The following is a summary of changes to oil and gas properties for the years ended December 31:

                                                                1998                1997               1996
                                                            ------------        ------------        ------------
PROPERTY SUBJECT TO AMORTIZATION
  Cost at beginning of year............................     $        --         $         --        $         --
  Reclassification from unproved property..............        7,278,613                  --                  --
  Acquisition costs....................................        8,784,050                  --                  --
  Development costs....................................        4,459,065                  --                  --
                                                            ------------        ------------        ------------

  Cost at end of year..................................       20,521,728                  --
  Less depreciation, depletion and amortization........         (220,600)                 --                  --
  Less ceiling test and valuation adjustment...........       (3,512,792)                 --                  --
                                                            ------------        ------------        ------------

  Net Property Subject to Amortization.................     $ 16,788,336        $         --        $         --
                                                            ============        ============        ============

PROPERTY NOT SUBJECT TO AMORTIZATION
  Cost at beginning of year............................     $ 25,665,373        $ 15,221,855        $  8,006,345
  Acquisition costs....................................       17,804,072           7,574,601           4,217,069
  Exploration costs....................................          573,569           3,368,917           2,998,441
  Reclassification to proved property..................       (7,278,613)                 --                  --
  Proceeds from sale of property.......................              --             (500,000)                 --
                                                            ------------        ------------        ------------

  Cost at end of year..................................       36,764,401          25,665,373          15,221,855
  Less accumulated valuation and adjustments...........       (2,946,649)         (2,941,713)           (969,101)
                                                            ------------        ------------        ------------

  Net Property Not Subject to Amortization............      $ 33,817,752        $ 22,723,660        $ 14,252,754
                                                            ============        ============        ============

Oil and gas sales were derived from production and sale of crude oil and natural gas in Canada. Property and equipment and other assets were located in the following geographic areas at December 31:

                                                                1998                1997
                                                             -----------         -----------
Canada ................................................      $15,995,000         $        --
Eastern Europe and Russia..............................       35,821,122          23,303,812
                                                             -----------         -----------
Total Property and Equipment and Other assets..........      $51,816,131         $23,303,812
                                                             ===========         ===========


NOTE 6--OTHER PROPERTY AND EQUIPMENT

Other property and equipment consisted of the following at December 31:

                                                                1998                1997
                                                            ------------        ------------
Land ..................................................     $         --        $     22,156
Buildings..............................................           47,199              92,914
Drilling rigs and related equipment....................        1,526,348             895,702
                                                            ------------        ------------
                                                               1,573,547           1,010,772
Less:  Accumulated depreciation........................         (792,382)           (767,177)
                                                            ------------        ------------

Net Other  Property and Equipment......................     $    781,165        $    243,595
                                                            ============        ============

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at December 31, 1998 and 1997 were as follows:

                                                                1998                1997
                                                            ------------        ------------
Loan from a former director, due on demand with
  interest at 10%, unsecured  .........................     $    290,206        $    290,206
Loan from a company associated with a director, due
  in 1999 with interest at 7.5%, unsecured.............          165,683             362,477
Loan from a director, due in 1999, interest: 7.5% to
  10%, unsecured.......................................          606,951           1,409,596
Loans from a director and his affiliates, interest at
  7.5% to 10%, due on demand and in 1999, unsecured....          119,284             119,284
                                                            ------------        ------------
Total Notes Payable to Related Parties.................        1,182,124           2,181,563
Less: Current Portion..................................       (1,182,124)         (1,270,547)
                                                            ------------        ------------

NOTES PAYABLE TO RELATED PARTIES -- LONG-TERM..........     $         --        $    911,016
                                                            ============        ============


NOTE 8--NOTES PAYABLE

Other loans and notes payable at December 31, 1998 and 1997 were as follows:

                                                                1998                1997
                                                            ------------        ------------
Loans due 1999, interest at 10%, unsecured.............     $    517,749        $  3,354,717
Line of credit with a bank, payable by a subsidiary on
  demand with interest at 1% above the bank's prime,
  and secured by all of the subsidiaries assets........        3,708,990                  --
10% Notes due in 2000, unsecured, net of $51,930
  discount.............................................        1,788,294                  --
                                                            ------------        ------------
Total Notes Payable....................................        6,015,033           3,354,717
Less: Current Portion..................................       (4,226,739)         (1,107,944)
                                                            ------------        ------------

NOTE PAYABLE -- LONG-TERM..............................     $  1,788,294        $  2,246,773
                                                            ============        ============


Annual maturities of notes payable to related parties and others are as follows:

       Years Ending December 31:
                 1999.............................................     5,408,863
                 2000.............................................     1,788,294


NOTE 9--INCOME TAXES

Deferred tax assets are comprised of the following:

                                                                     DECEMBER   31,
                                                            --------------------------------
                                                                1998                1997
                                                            ------------        ------------
Tax loss carry forwards................................     $  4,904,209        $  2,885,384
Reserves for contingencies.............................          396,863             396,863
Less:  Valuation allowance.............................       (5,301,072)         (3,282,247)
                                                            ------------        ------------

Net Deferred Tax Asset.................................     $         --        $         --
                                                            ============        ============

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                                                1998                1997               1996
                                                            ------------        ------------        ------------
Tax at statutory rate (34%)............................     $ (3,748,221)       $ (3,910,646)       $ (2,129,281)
Non-deductible expenses................................        1,729,396                  --                  --
State taxes, net of federal benefit....................         (195,944)           (154,969)                 --
Deferred tax asset valuation change....................          603,635           2,280,330             295,877
Effect of lower tax rates and foreign losses with
  no federal benefit...................................        1,611,134           1,785,285           1,833,404
                                                            ------------        ------------        ------------

Total Income Tax Benefit...............................     $         --        $         --        $         --
                                                            ============        ============        ============


EuroGas has operating loss carry forwards of approximately $13,760,047 in various countries which expire from 1999 through 2013.

EuroGas' subsidiary, Globegas BV, has applied for a reduction in an income tax liability of $806,429 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of Globegas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to Globegas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.


NOTE 10--RELATED PARTY TRANSACTIONS

Related party loans are described in Notes Payable To Related Parties and loans to related parties are described in Receivable From Related Party.

During 1997, a shareholder advanced $2,023,306 as a short-term loan to EuroGas. In connection with this loan, the shareholder retained control of the proceeds from an issuance of common shares during 1997 by EuroGas and paid Company obligations from those proceeds. The shareholder received $104,493 for management services from these funds.


NOTE 11--STOCKHOLDERS' EQUITY

PREFERRED STOCK--There were 2,391,968 shares of 1995 Series Preferred Stock (the "1995 Series") issued on April 12, 1995. The 1995 Series is non-voting, non-participating , and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series stockholders are entitled to an annual dividend of $0.05 per share. Each share of the 1995 Series shall be converted into two shares of EuroGas' common stock upon lawful presentation and shall pay dividends until converted. EuroGas has the right to redeem the 1995 Series, on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series are $119,598.

EuroGas issued 1,250,000shares of 1996 Series Preferred Stock (the "1996 Series") on July 12, 1996. All of the shares of 1996 Series Preferred Stock were converted into 2,500,001 common shares, at the rate of two common shares per 1996 Series Preferred share, on July 3, 1997, along with accrued but unpaid dividends.

On May 29, 1997, EuroGas authorized the 1997 Series A Convertible Preferred Stock (the "1997 Series"). This series of preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to other previously issued

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and outstanding preferred stock series. The 1997 Series, along with unpaid dividends thereon, is convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. At December 31, 1997, 14,740 of the 15,000 shares of 1997 Series along with related accrued dividends had been converted into 2,763,165 common shares.

From May through November 1998, EuroGas issued 17,000 shares of 1998 Series B Convertible Preferred Stock (the "1998 Series") in an ongoing private placement offering. Of the total authorized preferred shares, 30,000 shares have been designated as the 1998 Series with a par value of $0.001 per share and a liquidation preference of $1,000 per share plus all accrued but unpaid dividends. The 1998 Series shares are non-voting and bear a dividend rate of 6% per annum. Dividends may be paid in shares of EuroGas common stock at its option. The 1998 Series stock was issued for proceeds in the amount of $15,224,995 and a $500,000 note receivable to an unrelated third party. The proceeds were net of $1,275,005 in commissions.

These 1998 Series preferred shares are convertible into that number of shares of common stock at the rate of $1,000, plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares, or 85% of the average closing price five trading days prior to conversion.

During 1998, 15,500 share of 1998 Series preferred stock were converted, according to the conversion factors mentioned, into 8,860,196 common shares at a weighted-average price of $1.77 per share. In connection with the conversion, 88,914 common shares were issued for $165,007 in accrued dividends on the converted 1998 Series shares at a weighted average of $1.86 per common share. The dividend requirement for the 1,500 shares of 1998 Series shares outstanding at December 31, 1998 was $11,096.

EuroGas retains the rights to issue an additional 4,000 shares of 1998 Series preferred stock at $1,000 per share less commissions of 7.5% every 30 days beginning January 1, 1999, to a maximum 13,000 shares, if the common stock of EuroGas is trading in excess of $3.00 per share or if the subscribers otherwise consent. EuroGas filed a registration statement with the U.S. Securities and Exchange Commission relating to the common stock underlying the 1998 Series shares. The registration statement became effective on August 7, 1998. EuroGas is required to maintain the effective status of the registration statement for the period the 1998 Series shares remain outstanding.

COMMON STOCK - During February 1998 EuroGas issued 13,000 common shares valued at $61,737, or $4.75 per share in connection with an earlier private placement. EuroGas also issued 7,500 common shares valued at $24,375, or $3.25 per share, on August 19, 1998, to compensate a former employee, and 40,000 shares valued at $140,000, or $3.50 per share, were issued during August 1998 to compensate for services relating to unsuccessful acquisitions. The services provided were valued at the market price at which EuroGas' common shares were trading on the date of the issuance of shares.

On April 1, 1998, EuroGas issued 2,400,000 common shares valued at $7,575,000, or $3.16 per share, in connection with the acquisition of an interest in the Beaver River Project. In addition, 2,500,000 shares valued at $5,000,000, or $2.00 per share, together with warrants to purchase 2,500,000 common shares, were issued on October 9, 1998 to acquire an interest in the Maseva property. The fair value of the warrants issued of $1,527,462 was determined by the Black-Scholes option pricing model. The portion of the purchase prices relating to the common stock issued was based upon the market value of the common shares issued as consideration.

EuroGas issued 100,000 common shares during 1998 upon the exercise of stock options for $150,000 or $1.50 per share.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--STOCK OPTIONS AND WARRANTS

On October 9, 1998, warrants to purchase 2,500,000 common shares were issued in connection with the acquisition of the Maseva property. The warrants are exercisable at $2.50 per share until October 8, 2000 at which time they expire if not exercised.

During 1997, options to purchase 2,000,000 common shares were issued in connection with the acquisition of OMVJ. The options are exercisable at $4.00 per share until April 1, 1998, at $5.00 per share until March 31, 1999 and then at $6.00 per share until March 31, 2000 at which time they expire if not exercised. Options to purchase 2,200,000 common shares were granted in conjunction with the issuance of 2,999,999 common shares for $7,500,000 (less $75,000 in offering costs). The options were exercisable at $3.00 per share through December 31, 1998 when they expired. Options to purchase 250,000 common shares were granted in connection with an investment firm contract. The options are exercisable at $11.79 per share through August 9, 2002.

EuroGas granted options to its employees and consultants during 1996 under the Stock Option and Award Plan which was adopted in January 1996. Options for 2,000,000 common shares were authorized and granted in January 1996. The options granted to employees and consultants are exercisable at $1.50 over a period of five years beginning July 18, 1996 and expire January 18, 2001. The market value of the underlying common shares was equal to the exercise price on the date granted and, therefore, no compensation relating to the options was recognized when granted.

EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants (prior to 1998) are based on the intrinsic value of the options on the date granted. Had compensation cost for EuroGas' Stock Option and Award Plan been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, EuroGas' loss applicable to common shares and loss per common share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts shown below.

                                                                1998                1997               1996
                                                            ------------        ------------        ------------
Net loss applicable to common shares:
           As reported.................................     $(11,335,481)       $(11,925,429)       $ (6,413,183)
           Pro forma...................................      (11,335,481)        (11,925,429)         (8,492,547)

Basic and diluted net loss per common share:
           As reported.................................            (0.18)       $      (0.22)       $      (0.16)
           Pro forma...................................            (0.18)              (0.22)              (0.21)


The fair value of the warrants and option granted during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: average risk-free interest rate - 5%, 5.7% and 5.7%; expected volatility - 63.5%, 95.5% and 82.6%; expected life - 2.0 years, 1.4 years and 5.0 years.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of stock warrants and options as of December 31, 1998, 1997 and 1996 and changes during the years then are presented below:

                                                  1998                       1997                     1996
                                         -----------------------    -----------------------   ----------------------
                                                       WEIGHTED-                  WEIGHTED-                WEIGHTED-
                                                       AVERAGE                    AVERAGE                  AVERAGE
                                                       EXERCISE                   EXERCISE                 EXERCISE
                                             SHARES     PRICE         SHARES       PRICE        SHARES      PRICE
                                         ----------    --------     ----------    --------    ---------    ---------
Outstanding at beginning of year......   13,450,000    $   3.54      9,000,000    $  2.78            --         --
Granted...............................    2,600,000        2.46      4,450,000       3.94     9,000,000      $2.78
Exercised.............................     (100,000)       1.50            --         --             --         --
Expired...............................   (2,200,000)       3.00            --         --             --         --
                                         ----------                 ----------                ---------
Outstanding at end of year............   13,750,000        3.43     13,450,000       3.54     9,000,000       2.78
                                         ==========                 ==========                =========
Exercisable at end of year............   13,650,000        3.45     13,300,000       3.56     8,800,000       2.81
                                         ==========                 ==========                =========
Weighted-average fair value of
   options granted during the year....        $0.61                      $2.07                    $1.04


Options and warrants outstanding at December 31, 1998 were exercisable at prices ranging from $1.50 to $11.79 with remaining contractual lives from 2.0 to 3.6 years and an average contractual life of 1.8 years.


NOTE 13--COMMITMENTS AND CONTINGENCIES

As discussed further in Note 9 - Income Taxes, EuroGas has proposed a settlement of its tax liability in the Kingdom of the Netherlands.

A bankruptcy trustee appointed for certain former shareholders of Globegas has asserted a claim to the proceeds that EuroGas has received from the Texaco agreement discussed in Note 5 - Mineral Interests in Properties and Equipment and exploitation of the Pol-Tex Concession. The Trustee's claim is apparently based upon the theory that EuroGas may have paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex Methane concession in Poland) from persons who were acting as nominees for the former shareholders, or in fact may be operating as a nominee for the former shareholder, and therefore, they are the true owners of the proceeds from the development of the Pol-Tex Concession in Poland. EuroGas is vigorously defending against the claim. EuroGas believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that EuroGas paid substantial consideration for Globegas. EuroGas also believes continued pursuit of the claim might give rise to a separate cause of action against third parties EuroGas will pursue if necessary.

During 1997, a shareholder, who is also the principal creditor in the above claim, asserted a claim against EuroGas based upon an alleged breach of the settlement agreement between the shareholder and EuroGas as a result of EuroGas' failure to file and obtain the effectiveness of a registration statement for the resale by the shareholder of 100,000 shares delivered to the shareholder in connection with the settlement. In addition, the shareholder's parent company entered a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas has denied any liability and intends to vigorously defend the claims. EuroGas has filed a counterclaim against the shareholder for breach of contract concerning its joint activities with the bankruptcy trustee appointed for certain former shareholders of Globegas.

EuroGas has engaged technical and business consultants for its various projects under terms which will require a minimum payment of $1,200,000 during the year ending December 31, 1999.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During March of 1998, EuroGas was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Nafta/Danube joint venture in Slovakia. The problem area is outside of the Trebisov area where EuroGas has drilled six wells and which is unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Nafta/Danube joint venture agreements and was subject to a competing claim of ownership by a private Slovak company. EuroGas' expansion beyond the Trebisov was limited by the extent the Nafta/Danube joint venture did not have exploration rights as previously contemplated. During the second quarter of 1998, EuroGas acquired a 90% interest Maseva Gas Spol, s.r.o. ("Maseva") which holds the rights to the exploration territory known as "Kralovsky Chlmec" and includes the disputed area located to the south of Trebisov. The division of the working interest for this territory is 67.5% for EuroGas (rather than the 50% split which governs the Trebisov area), provided that EuroGas carries the cost of drilling the first two wells in the Maseva concession.

EuroGas has notified the former shareholders of Danube of a potential claim against them by reason of this recent problem. EuroGas believes the owners of Danube knew, or should have known, about the problem prior to the acquisition of Danube and made no disclosure concerning the problem. EuroGas has made a claim against the former Danube shareholders for indemnity to the extent EuroGas suffers any damage by reason of the potential title claim. It is uncertain whether EuroGas will be able to recover from the former Danube shareholders.

As a result of the title problems with the Nafta/Danube property, a dispute has arisen with the joint venture partner, Nafta a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. Very recently, the Slovak government has begun taking the first legal steps to re-nationalize Nafta, and EuroGas has received indications the Slovak government will quickly resolve the dispute and EuroGas expects the project to move forward.

During 1997, EuroGas accrued a $1,000,000 obligation to a lender. During 1998 following resolution of the contingency, management revised its estimate to zero and reversed the accrual. The reversal is accounted for as change in an accounting estimate.

An assertion has been made against EuroGas by holders of registration rights that EuroGas failed to file a Registration Statement for certain shares and warrants held. EuroGas has not completed settlement negotiations; no amount has been estimated or provided with respect to this claim.

In March 1998, EuroGas acquired a 53% interest in RimaMuran s.r.o. whose principal asset is a minority interest in a talc deposit in eastern Slovakia. RimaMuran will have an obligation to fund 33 to 39% of the projected $12,000,000 capital cost requirements over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by EuroGas. To date, EuroGas has invested $1,387,682 in the RimaMuran project.

During February 1999, EuroGas formed a consortium with a large United Kingdom power producer and with a German Utility company to develop a power generation project in Zielona Gora, Western Poland. EuroGas anticipates the total investment required to develop the project will approximate $150 Million. EuroGas will hold a 12.5% share interest in the joint venture created by the consortium and will be required to pay approximately 7.5%, or $11,250,000 of the estimated project cost. EuroGas does not presently have the assets necessary to meet this obligation.

                         EUROGAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1998, the EuroGas entered into six agreements which grant rights to jointly explore prospects within the Ukraine. The agreements commit EuroGas to form joint ventures and joint companies and use the partners' concession agreements in exploiting the potential standard oil and gas, as well as coal-bed methane gas reserves. The potential reserves in the Ukraine have not been independently verified.


NOTE 14--SUBSEQUENT EVENTS

During January 1999 EuroGas converted 1,500 Series B preferred shares into 1,144,116 common shares at a weighted-average price of $1.31 per share. In connection with the conversion,13,726 common shares were issued for $11,096 in accrued dividends on the converted Series B shares at a weighted-average $1.31 per common share.

During February 1999, EuroGas purchased options for $120,000 to acquire mineral property interests in the Western United States. EuroGas is waiting for the results from production analysis and feasibility studies before exercising its options.

During March, 1998 EuroGas issued 1,000 shares of its 1998 Series preferred stock for proceeds of $1,850,000 net of $150,000 commissions.

                         EUROGAS, INC. AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                              EASTERN EUROPE
                                                                    TOTAL          CANADA       AND RUSSIA
                                                                 -----------    ------------   ------------
CAPITALIZED COSTS RELATING TO OIL AND GAS
PRODUCING ACTIVITIES AT DECEMBER 31, 1998
      Unproved oil and gas properties.......................     $36,764,402    $  9,776,610   $ 26,987,792
      Proved oil and gas properties..........................     20,521,728       9,912,902     10,608,826
                                                                 -----------    ------------   ------------
      Gross capitalized costs................................     57,286,130      19,689,512     37,596,618
      Less: Ceiling test adjustment and impairment...........     (6,459,441)     (3,512,792)    (2,946,649)
      Less: Accumulated depreciation, depletion,
         and amortization....................................       (220,600)       (220,600)           --
                                                                 -----------    ------------   ------------

      Capitalized costs......................................     50,606,089      15,956,120     34,649,969
      Future abandonment and restoration.....................       (246,125)       (246,125)           --
                                                                 -----------    ------------   ------------

      Net capitalized costs..................................    $50,359,964    $ 15,709,995   $ 34,649,969
                                                                 ===========    ============   ============

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES
FOR THE YEAR ENDED DECEMBER 31, 1998
      Property acquisition costs
           Proved............................................    $ 8,784,050    $  8,784,050   $        --
           Unproved..........................................     17,804,072       9,776,610      8,027,462
      Exploration costs......................................        573,570             --         573,570
      Development costs......................................      4,459,065       1,128,852      3,330,213
      Amortization rate per equivalent local
         predominant unit of production.....................................    $ 3.0366/BBL   $ 1.3164/MCF

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING
ACTIVITIES FOR THE YEAR ENDED DECEMBER 31, 1998
      Oil and gas sales......................................        879,404         879,404             --
      Production costs.......................................       (305,009)       (305,009)            --
      Impairment of mineral interests........................     (3,512,792)     (3,512,792)            --
      Depreciation, depletion, and amortization..............       (220,600)       (220,600)            --
                                                             ---------------    --------------   --------------
      Results of operations for oil and gas producing
        activities (excluding corporate overhead and
        financing costs).....................................    $(3,158,997)   $ (3,158,997)  $         --
                                                                 ===========    ============   ============


RESERVE INFORMATION - The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of EuroGas' reserves. EuroGas emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. EuroGas' proved reserves are located in Canada and the Slovak Republic. Unproved reserve properties are located in the Slovak Republic, Sakha Republic (Russian Federation), Canada, Poland, and the Ukraine.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells equipment and operating methods.

                         EUROGAS, INC. AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998


The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                                                                                         EASTERN EUROPE
                                                      IN TOTAL                    CANADA                   AND RUSSIA
                                                ---------------------      --------------------       --------------------
                                                  OIL          GAS          OIL          GAS           OIL        GAS
                                                (BBLS)        (MCF)        (BBLS)       (MCF)         (BBLS)     (MCF)
                                                -------     ---------      -------    ---------       -------    ---------
PROVED DEVELOPED AND UNDEVELOPED RESERVES
     Beginning of year......................         --            --           --           --            --           --
     Purchases of minerals in place.........    884,000     6,881,700      884,000    6,881,700            --           --
     Extensions and discoveries.............     94,880     5,487,785           --           --        94,880    5,487,785
     Production.............................    (73,000)          --       (73,000)          --            --           --
                                                -------     ---------      -------    ---------        ------    ---------

     End of year............................    905,880    12,369,485      811,000    6,881,700        94,880    5,487,785
                                                =======    ==========      =======    =========        ======    =========


                                                                                                  EASTERN EUROPE
                                                   IN TOTAL                  CANADA                 AND RUSSIA
                                                 -----------               -----------             -----------
STANDARDIZED MEASURE OF DISCOUNTED FUTURE
  NET CASH FLOWS AT DECEMBER 31, 1998:
  Future cash inflows..........................  $36,750,126               $20,864,305             $15,885,821
  Future production costs and
     development costs ........................   (9,937,200)               (8,431,705)             (1,505,494)
  Future income tax expenses...................   (3,379,138)               (2,096,829)             (1,282,310)
                                                 -----------               -----------             -----------

  Future net cash flows........................   23,433,788                10,335,771              13,098,017
  10% annual discount for estimated
     timing of cash flows......................   (9,770,798)               (3,935,291)             (5,835,507)
                                                 -----------               -----------             -----------

  Standardized measures of discounted future
   net of cash flows relating to proved oil
   and gas reserves............................  $13,662,990               $ 6,400,480             $ 7,262,510
                                                 ===========               ===========             ===========

                         EUROGAS, INC. AND SUBSIDIARIES
                      SUPPLEMENTAL INFORMATION (UNAUDITED)
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                                  EASTERN EUROPE
                                                   IN TOTAL                  CANADA                 AND RUSSIA
                                                 -----------               -----------             -----------
THE FOLLOWING RECONCILES THE CHANGE IN THE
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
CASH FLOW DURING 1998:

Beginning of year...............................  $        --              $        --               $       --
Purchase of minerals in place...................    6,948,967                6,948,967                       --
Extensions and discoveries......................    6,857,937                       --                6,857,937
Development.....................................    4,406,706                1,076,493                3,330,213
Production......................................     (574,395)                (574,395)                      --
Revisions of estimates:
    Sales prices................................     (320,693)                      --                 (320,693)
    Development costs...........................   (2,580,213)                      --               (2,580,213)
Accretion of discount...........................      866,857                  180,583                  686,274
Net change in income taxes......................   (2,004,491)              (1,293,483)                (711,008)
Change in exchange rate.........................       62,315                   62,315                       --
                                                  -----------              -----------               ----------

End of year.....................................  $13,662,990              $ 6,400,480               $7,262,510
                                                  ===========              ===========               ==========