Form 10-Q
period 1999-03-31
EUROGAS INC
filed 1999-05-17
CIK 783209

___________________________________________________________________

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                                 EUROGAS, INC.
                        ----------------------------
           (Exact name of registrant as specified in its charter)


          UTAH                  33-1381-D             87-0427676
       ------------     ---------------------      ----------------
       (State or other  (Commission File No.)      (IRS Employer
          or other                                Identification No.)
        jurisdiction of
        incorporation)

                       942 EAST 7145 SOUTH, SUITE 101A
                            MIDVALE, UTAH  84047
                      ---------------------------------
           (Address of principal executive including zip code)

     Registrant's telephone number, including area code:  (801) 255-0862


                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
       the past 90 days.  YES [X]    NO [  ]

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $0.001 par value                  79,402,925
       -------------------------------    --------------------------------
            (Title of Class)              (Number of Shares Outstanding at
                                           March 31, 1999)


                              INDEX TO FORM 10-Q


        PART I.   FINANCIAL INFORMATION                          PAGE

        Item 1.   Financial Statements

                 Balance Sheets as of December 31, 1998
                 and March 31, 1999

                 Statements of Operations for the three months ended March 31, 1998 and 1999

                 Statements of Cash Flows for the three months ended March 31, 1998 and 1999

                 Notes to Financial Statements

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk


        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

        Item 5.  Other Events

        Item 6.  Exhibits and Reports on Form 8-K

        SIGNATURES



                        PART I - FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS.

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                    March 31,  December 31,
                                                       1999        1998
                                                   -----------  -----------
                               ASSETS

CURRENT ASSETS
 Cash and cash equivalents . . . . . . . . . . . . $ 3,012,239  $ 7,489,510
 Investment in securities available-for-sale . . .     658,501    1,088,488
 Trade accounts receivable . . . . . . . . . . . .   1,392,807    1,107,508
 Value added tax receivable. . . . . . . . . . . .     431,235      431,235
 Receivable from joint venture partners. . . . . .   2,293,048    2,293,048
 Receivable from related party . . . . . . . . . .     150,000      200,000
 Other receivables . . . . . . . . . . . . . . . .     765,038      788,291
 Other current assets. . . . . . . . . . . . . . .     115,444      120,176
                                                   -----------  -----------
  Total Current Assets . . . . . . . . . . . . . .   8,818,312   13,518,256
                                                   -----------  -----------
PROPERTY AND EQUIPMENT - FULL COST ACCOUNTING
 Oil and gas properties subject to amortization. .  17,475,336   17,034,461
 Oil and gas properties not subject to
  amortization . . . . . . . . . . . . . . . . . .  33,089,611   33,817,752
 Other mineral interest property . . . . . . . . .     167,814      167,814
 Other property and equipment. . . . . . . . . . .     995,632      580,868
                                                   -----------  -----------
  Total Property and Equipment . . . . . . . . . .  51,728,393   51,600,895
 Less: Accumulated depreciation and
  amortization . . . . . . . . . . . . . . . . . .    (610,655)    (332,579)
                                                   -----------  -----------
  Net Property and Equipment . . . . . . . . . . .  51,117,738   51,268,316
                                                   -----------  -----------
OTHER ASSETS . . . . . . . . . . . . . . . . . . .     547,815      547,815
                                                   -----------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . $60,483,865  $65,334,387
                                                   ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable. . . . . . . . . . . . . . . . . $ 4,130,502  $ 4,060,125
 Accrued liabilities . . . . . . . . . . . . . . .   2,634,863    2,618,014
 Accrued income taxes  . . . . . . . . . . . . . .     829,688      870,836
 Notes payable - current portion . . . . . . . . .   1,370,917    4,226,739
 Notes payable to related parties -
  current portion. . . . . . . . . . . . . . . . .   1,185,260    1,182,124
                                                   -----------  -----------
  Total Current Liabilities. . . . . . . . . . . .  10,151,230   12,957,838
                                                   -----------  -----------
LONG-TERM NOTES PAYABLE. . . . . . . . . . . . . .   1,788,294    1,788,294
                                                   -----------  -----------
MINORITY INTEREST. . . . . . . . . . . . . . . . .   3,010,647    2,865,376
                                                   -----------  -----------
STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 3,661,968
  shares authorized; issued and outstanding:
  March 31, 1999 - 2,392,558 shares, December
  31, 1998 - 2,393,728 shares; 1999 liquidation
  preference: $829,197 . . . . . . . . . . . . . .       2,393        2,394
 Common stock, $.001 par value; 325,000,000
  shares authorized; issued and outstanding:
  March 31, 1999 - 79,110,889 shares,
  December 31, 1998 - 76,254,630 shares. . . . . .      79,111       76,255
 Additional paid-in capital. . . . . . . . . . . .  93,850,140   92,013,961
 Accumulated deficit . . . . . . . . . . . . . . . (45,946,135) (43,532,787)
 Accumulated other comprehensive loss. . . . . . .  (2,451,815)    (836,944)
                                                   -----------  -----------
  Total Stockholders' Equity . . . . . . . . . . .  45,533,694   47,722,879
                                                   -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . $60,483,865  $65,334,387
                                                   ===========  ===========

The accompanying notes are an integral part of these financial statements.


                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    For the Three Months
                                                        Ended March 31,
                                                   -------------------------
                                                      1999          1998
                                                   -----------   -----------
REVENUE AND INCOME
 Oil and gas sales . . . . . . . . . . . . . . . . $   740,894   $        -
 Interest income . . . . . . . . . . . . . . . . .      69,597       170,556
                                                   -----------   -----------
  Total Revenue and Income . . . . . . . . . . . .     810,491       170,556
                                                   -----------   -----------
COSTS AND EXPENSES
 Oil and gas production. . . . . . . . . . . . . .     172,144            -
 Depreciation and amortization . . . . . . . . . .     295,717         2,923
 General and administrative. . . . . . . . . . . .   2,481,064     1,730,638
 Interest. . . . . . . . . . . . . . . . . . . . .     123,264       135,964
 Foreign exchange net (gains) losses . . . . . . .     (65,628)       57,661
 Realized loss on sale of securities . . . . . . .      82,350            -
                                                   -----------   -----------
  Total Costs and Expenses . . . . . . . . . . . .   3,181,622     1,927,186
                                                   -----------   -----------
LOSS BEFORE MINORITY INTEREST. . . . . . . . . . .  (2,278,420)   (1,756,630)

MINORITY INTEREST IN INCOME OF CONSOLIDATED
 SUBSIDIARY. . . . . . . . . . . . . . . . . . . .     (92,711)           -
								   -----------   -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . .  (2,371,131)   (1,756,630)

PREFERRED DIVIDENDS  . . . . . . . . . . . . . . .     (42,217)      (42,462)
                                                   -----------   -----------
LOSS APPLICABLE TO COMMON SHARES . . . . . . . . . $(2,413,348)  $(1,799,092)
                                                   ===========   ===========
BASIC AND DILUTED LOSS PER COMMON SHARE. . . . . . $     (0.03)  $     (0.03)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES USED IN PER SHARE CALCULATION . . . . . .  78,920,472    63,483,934
                                                   ===========   ===========

The accompanying notes are an integral part of these financial statements.


                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     For the Three Months
                                                        Ended March 31,
                                                   -------------------------
                                                       1999          1998
                                                   ------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . .  $(2,413,348)  $ (1,756,629)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . .      295,717          4,770
    Minority interest in loss of subsidiary . . .       92,711             -
    Loss on sale of securities available-for-sale       37,694             -
    Exchange gain . . . . . . . . . . . . . . . .      (65,628)            -
    Changes in assets and liabilities, net of
     assets acquired:
      Trade receivables . . . . . . . . . . . . .     (111,472)        18,589
      Other receivables . . . . . . . . . . . . .     (171,615)            -
      Accounts payable. . . . . . . . . . . . . .       50,203       (836,351)
      Accrued liabilities . . . . . . . . . . . .       12,817        (55,106)
      Accrued income taxes. . . . . . . . . . . .        1,340         14,856
      Other . . . . . . . . . . . . . . . . . . .       (5,961)        62,812
                                                   -----------   ------------
    Net Cash Used In Operating Activities . . . .   (2,277,542)    (2,547,059)
                                                   -----------   ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of mineral interests, property
   and equipment. . . . . . . . . . . . . . . . .   (1,031,308)    (1,105,137)
  Increase in deposits and prepayments. . . . . .       56,852       (220,000)
  Proceeds from payment of related party
   receivable . . . . . . . . . . . . . . . . . .      200,000             -
  Issuance of receivable to related party . . . .     (150,000)            -
  Proceeds from sale of securities available-
   for-sale . . . . . . . . . . . . . . . . . . .       60,291             -
  Investment in securities available-for-sale . .      (56,434)      (962,398)
                                                   -----------   ------------
    Net Cash Used In Investing Activities . . . .     (920,599)    (2,287,535)
                                                   -----------   ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable . . . . . .   (2,932,004)    (1,442,656)
  Proceeds from issuance of preferred stock,
   net of offering costs. . . . . . . . . . . . .    1,850,000             -
  Proceeds from issuance of common stock
   by subsidiary. . . . . . . . . . . . . . . . .           -      (1,442,656)
                                                   -----------   ------------
   Net Cash Used In Financing Activities. . . . .   (1,082,004)    (1,442,656)
                                                   -----------   ------------
 Effect of Exchange Rate Changes on Cash
  and Cash Equivalents. . . . . . . . . . . . . .     (197,126)      (160,562)
                                                   -----------   ------------
 Net Decrease In Cash and Cash Equivalents. . . .   (4,477,271)    (6,437,812)

 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD. . .    7,489,510     17,247,667
                                                   -----------   ------------
 CASH AND EQUIVALENTS AT END OF PERIOD. . . . . .  $ 3,012,239   $ 10,809,855
                                                   ===========   ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                           $    50,009   $    226,429
                                                   ===========   ============

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES During the three months ended December 31, 1999, EuroGas accrued preferred dividends of $42,216. Preferred shareholders converted 3,170 shares of 1998 Series B Preferred stock together with $18,049 of accrued preferred dividends into 2,856,259 common shares at approximately $1.12 per common share.

 The accompanying notes are an integral part of these financial
 statements                                      .


                               EUROGAS, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (UNAUDITED)


       NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

       CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

       NOTE 2--NOTES PAYABLE

       Current notes payable were reduced during the three months ended March 31, 1999 by approximately $2,850,000 which primarily consisted of payments to reduce notes payable to a bank in Canada.

       NOTE 3--STOCKHOLDERS' EQUITY

       During the three months ended March 31, 1999, the Company issued 2,000 shares of Series B 1998 preferred stock for $2,000,000 less $150,000 of offering costs. In addition, 3,170 shares of Series B 1998 preferred stock and $18,049 of accrued but unpaid preferred dividends were converted into 2,856,259 common shares.

       At March 31, 1999, the following preferred shares were outstanding:

          Series 1995 Preferred shares; 2,391,968 shares outstanding; $0.05 annual dividend rate per share, $119,598 annually; $239,197 liquidation preference

          1997 Series A Preferred shares; 260 shares outstanding; $60.00 annual dividend rate per share, $15,600 annually; $260,000 liquidation preference

          1998 Series B Convertible Preferred Shares; 330 shares outstanding; $60.00 annual dividend rate per share, $19,800 annually; $330,000 liquidation preference; convertible into common stock at 80% of the five-day average trading price of common stock prior to conversion

       NOTE 4--COMPREHENSIVE LOSS
                                                    For the Three Months
                                                       Ended March 31,
                                                   -------------------------
                                                      1999         1998
                                                   -----------   -----------
       LOSS APPLICABLE TO COMMON SHARES . . . . . .$(2,413,348)  $(1,799,092)
                                                   -----------   -----------
       OTHER COMPREHENSIVE LOSS
         Unrealized holding losess on securities
          available-for-sale . . . . . . . . . . .    (470,786)           -
         Less: Reclassification adjustment for
          losses realized in net loss. . . . . . .      82,350            -
         Net change in cumulative foreign currency
          translation adjustment . . . . . . . . .  (1,226,435)     (130,841)
                                                   -----------   -----------
           Total Other Comprehensive Loss. . . . .  (1,614,871)     (130,841
                                                   -----------   -----------
       COMPREHENSIVE LOSS. . . . . . . . . . . . . $(4,028,219)  $(1,929,933)
                                                   ===========   ===========

	 Accumulated other comprehensive loss consisted of the following at March 31, 1999:

          Unrealized loss on securities available
                -for-sale. . . . . . . . . . . . . $  (767,702)
	    Cumulative foreign currency
             translation adjustment. . . . . . . .  (1,684,113)
                                                   -----------
            ACCUMULATED OTHER COMPREHENSIVE LOSS   $(2,451,815)
                                                   ===========

       NOTE 5--COMMITMENTS AND CONTINGENCIES

       EuroGas' subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability of $829,688 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

       A bankruptcy trustee appointed for certain former shareholders of GlobeGas has asserted a claim to the proceeds that EuroGas has received from the agreement with Texaco and exploitation of the Pol-Tex Concession. The Trustee's claim is apparently based upon the theory that EuroGas may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession in Poland) from persons who were acting as nominees for the former shareholders, or in fact may be operating as a nominee for the former shareholder, and are, therefore, the true owners of the proceeds from the development of the Pol-Tex Concession in Poland. EuroGas is vigorously defending against the claim. EuroGas believes that the claim is totally without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that EuroGas paid substantial consideration for GlobeGas. EuroGas also believes continued pursuit of the claim might give rise to a separate cause of action against third parties which EuroGas will pursue if necessary.

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

       EuroGas has engaged officers, and technical and business consultants for its various projects, under terms which will require minimum payments of approximately $1,600,000 during the year ending December 31, 1999.

       EuroGas has notified the former shareholders of Danube of a potential claim against them relating to title problems for property interests in Slovakia lost to and reacquired from Maseva Gas Spol. s.r.o. EuroGas believes the former shareholders of Danube knew, or should have known, about the problems prior to the acquisition of Danube and made no disclosure concerning the problems. EuroGas has made a claim against the former Danube shareholders for indemnity to the extent EuroGas suffers any damage by reason of the potential title claim. It is uncertain whether EuroGas will be able to recover from the former Danube shareholders.

       As a result of the title problems with the Nafta/Danube property, a dispute has arisen with the joint venture partner, Nafta a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. EuroGas has received indications that the Slovak government, Nafta's largest shareholder, may seek to resolve the dispute, although resolution is not assured.

       An assertion has been made against EuroGas by holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants held. EuroGas has not completed settlement negotiations; no amount has been estimated or provided with respect to this claim.

       In connection with a 53% interest in RimaMuran s.r.o. whose principal asset is a minority interest in a talc deposit in eastern Slovakia, EuroGas, through RimaMuran, will have an obligation to fund 33% to 39% of the projected $12,000,000 capital cost requirements. RimaMuran does not have the assets necessary to meet this obligation and anticipates that the necessary funding will need to be provided by EuroGas.

       During February 1999, EuroGas formed a consortium with a large United Kingdom power producer and with a German Utility company to develop a power co-generation project in Zielona Gora, Western Poland. EuroGas anticipates the total investment required to develop the project will approximate $150 million. EuroGas will hold a 12.5% share interest in the joint venture created by the consortium and will be required to pay approximately 7.5%, or $11,250,000 of the estimated project cost. EuroGas does not presently have the assets necessary to meet this obligation.

       EuroGas has entered into agreements which grant rights to jointly explore prospects within certain areas of the Ukraine. The agreements commit EuroGas to form joint ventures and joint companies and use the partners' concession agreements in exploiting the potential oil and gas, as well as coal-bed methane gas reserves. The potential reserves in the Ukraine have not been independently verified.





 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 GENERAL

 The Company is engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas and mineral mining. The Company has also extended its business into co-generation (power and heat) projects. The Company has acquired interests in a number of large exploration concessions, for oil, natural gas and coal bed methane gas, and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, a natural gas project in the Sakha Republic (a member of the Russian Federation located in eastern Siberia) and an interest in a talc deposit in Slovakia. The Company has at least seven joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian State and private companies. The Company has entered into an agreement with a large German integrated oil and natural gas concern, to undertake the development of projects with various Ukranian state and private companies. The Company recently created a consortium with the largest power generation company in Great Britain, and with a large utility company in Germany, to develop a co-generation power project in Western Poland.

 The Company has also acquired holdings in two oil and natural gas projects in Canada. One acquisition has given the Company a majority interest in a full-service oil and gas producing company. The other project is a joint venture with a major oil and gas company to reclaim one of Canada's largest natural gas fields.

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

 RECENT DEVELOPMENTS

 FUNDING ACTIVITIES.   During the quarter ended March 31, 1999, the Company
 completed a private placement financing with a single investor, whereby the Company issued 2,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $1,850,000.
 At March 31, 1999, the Company had approximately $3 million in cash and cash equivalents $(1.3) million in negative working capital.

 CAPITAL EXPENDITURES. During the quarter ended March 31, 1999, the Company increased its investment in a Canadian oil and gas development and production company. In October, the Company purchased31% of the outstanding shares of capital stock of Big Horn Resources Ltd., of Calgary, Alberta, Canada ("Big Horn"). In addition, the Company committed to acquire an additional 20% of Big Horn at that date. Big Horn is a full-service producer of oil and natural gas, producing the equivalent of approximately 1,000 barrels of oil a day, with proven reserves of approximately 1.9 million barrels of equvalent oil and wih a net present value of approximately $6.4 million, based on a 10% discount rate. In March 1999, the Company acquired the additional interest in shares of Big Horn common stock from certain related third parties, giving the Company an ownership interest in excess of 50% of the outstanding shares of Big Horn's capital stock. The total cost of the acquisition of Big Horn by the Company was $7,593,913. Because of the temporary decline in oil prices, the acquisition price paid by the Company reflects a premium over the Company's proportionate share of the book value of Big Horn.

 RESULTS OF OPERATIONS

 The following table sets forth consolidated income statement data and other selected operating data for the three months ended March 31, 1999 and 1998, respectively.
                                                     For the Three Months
                                                        Ended March 31,
                                                    ------------------------
                                                       1999         1998
                                                    -----------  -----------
    REVENUES
     Oil and Gas Sales                              $  740,894   $         -

     TOTAL REVENUES                                    740,894             -

    OPERATING EXPENSES
     Oil and gas production                            172,144             -
     General and administrative                      2,481,064     1,730,638
     Depreciation and amortization                     295,717         2,923
     Impairment of mineral interests
      and equipment                                         -             -

     TOTAL OPERATING EXPENSES                        2,948,925     1,733,561

    OTHER INCOME (EXPENSE)
     Interest Income                                    69,597       170,556
     Interest Expense                                 (123,264)     (135,964)
     Foreign currency exchange gains
      (losses), net                                     65,628       (57,661)
     Realized loss on sale of securities               (82,350)            -

     OTHER EXPENSE, NET                                (70,389)      (23,069)

        Minority interest in earnings of subsidiary    (92,711)            -
        Preferred dividends                            (42,217)      (42,462)

    NET LOSS APPLICABLE TO COMMON SHARES            (2,413,348)   (1,799,092)

REVENUES. Prior to 1998, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the three months ended March 31, 1999 reflect oil and gas sales of $740,984. For the three months ended March 31, 1998, the Company had no revenues.

OPERATING EXPENSES. Operating expenses include general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. General and administrative expenses were $2,481,064 for the three months ended March 31, 1999, compared to $1,730,638 for the three months ended March 31, 1998, an increase of 44%. The principal factors that contributed to the increase from 1998 to 1999 were additional offices opened, increased consulting fees and expenses related to additional financing. Depreciation and amortization expenses were $295,717 for the three months ended March
31, 1999, compared to $2,923 for the three months ended March 31, 1998. During the three months ended March 31, 1999, there was a significant increase in properties that were amortized as compared to the three months ended March 31, 1998. Under the full-cost method by which the Company accounts for its mineral interests in properties, costs of unproven properties are assessed periodically and any resulting provision for impairment would normally be charged to the proven property base. Because of ceiling limitations to proven properties, if impairment charges are required, a portion of those charges may be charged to operations.
The impact of such reassessment and resulting impairment charges could be significant during any particular period. Based primarily upon oil and gas prices during the period.

INCOME TAXES. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $46 million as of March 31, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, utilization of net operation loss carry overs for tax purposes are generally limited to income earned within the same country and entity.

NET LOSS. The Company incurred net losses applicable to common shares of approximately $2,413,348 and $1,799,092 for the three months ended March 31, 1999 and 1998, respectively. These losses were due in large part to the absence of revenues, combined with continued expansion of the Company's activities, primarily as a result of acquisitions and growth of the Company's administrative expenses, which included additional offices opened, increased consulting and legal fees and expenses related to additional financing. The Company did generate a limited amount of revenue from one of its projects during the quarter ended March 31, 1999.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $65,628, and $(57,661) in gains (losses) as a result of currency transactions in the three months ended March 31, 1999 and 1998, respectively. The Company had a cumulative foreign currency translation adjustment of $(1,684,113) at March 31, 1999. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

COMPREHENSIVE LOSS. The Company had a cumulative foreign currency translation adjustment of $(1,684,113) at March 31, 1999. Unrealized loss on investment in securities available-for-sale was $(767,702) at March
31, 1999. The unrealized loss relates to a decline in market value over cost of the Company's investment in United Gunn Ltd. Changes in these items along with the loss applicable to common shares caused comprehensive loss for the three months ended March 31, 1999 to be $(4,028,219) compared to $(1,929,923) for the same period in 1998.

CAPITAL AND LIQUIDITY

 The Company had an accumulated deficit of $45,946,135 at March 31, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At March 31, 1999, the Company had total current assets of approximately $9 million and total current liabilities of approximately $10 million, resulting in negative working capital of approximately $1 million. As of March 31, 1999, the Company's balance sheet reflected approximately $33 million in mineral interests in unproven mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

 Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. However, the Company's financing activities used net cash of approximately $1.1 million and $1.4 million during the three months ended March 31, 1999 and 1998, respectively. Beginning cash balances and proceeds from issuance of preferred stock have been used principally to fund net losses of approximately $2,413,348. During the three months ended March 31, 1999 and 1998, the Company's operating activities used net cash of approximately $2.3 million and $2.5 million, respectively. A portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through subsidiaries, with approximately $0.9 million and $2.3 million used in investing activities for the three months ended March 31, 1999 and 1998, respectively.

 While the Company had cash of approximately $3 million at March 31, 1999, it has substantial financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will require additional cash, either from financing transactions or operating activities, to meet its longer-term needs. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

 If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

 INFLATION

 The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net loss would be higher than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe that is seen in currency exchange losses, the Company has seen losses on its assets values in those countries.

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

 STATE OF READINESS. The Company's information systems consist principally of it financial system. The Company's financial system includes general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems that are Y2K compliant for the general ledger, accounts payable and payroll.

 The Company's office support system includes network hardware and operating systems, desktop and laptop computers and servers. The Company is in the process of evaluating Y2K compliance for these systems and has identified potential compliance issues primarily related to imbedded time clocks. However, since the majority of the Company's hardware has been replaced or upgraded over the past two years, critical systems compliance is not expected to be a major issue.

 COSTS TO ADDRESS Y2K ISSUES. As of March 31, 1999, the Company had spent $50,000 on hardware and $25,000 for software in connection with the Project.

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

 CONTINGENCY PLANS. The Company has not yet approved a formal contingency plan for Y2K issues. However, the Company is preparing manual processes, to be completed by July 1, 1999, that could be used in the event of system and service disruption. A formal contingency plan is expected to be completed and approved during 1999.

 FACTORS THAT MAY AFFECT FUTURE RESULTS

 This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future.
 When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects, the Company's efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses, the negotiation of additional licenses and permits for the exploitation of any reserves located, the success of the Company's exploratory activities, the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts, the economic recoverability of in-place reservoirs of hydrocarbons, technical problems in completing wells and producing gas, the Company's marketing efforts, the ability of the Company to obtain the necessary financing to successfully pursue its business strategy, operating hazards and uninsured risks, the intense competition and price volatility associated with the oil and gas industry and international and domestic economic conditions.

 The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Yakutia, and Ukraine) are in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or yet adopted. The Company's operations are subject to significant risks that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows which it receives from its foreign operations. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. dollars, in interest-bearing accounts, until payments in foreign currency are required, but does not reduce this risk by utilizing hedging activities.


 PART II   OTHER INFORMATION


 ITEM 1.   LEGAL PROCEEDINGS.

 In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior GlobeGas management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims were resolved pursuant to a settlement agreement entered into in November 1996 (the "KUKUI Settlement Agreement"). Under the terms of the settlement agreement, the Company issued to the Bishop's Estate (KUKUI's parent) 100,000 shares of Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998. The option exercise price was $3.50 per share if exercised within 90 days of the execution of the Company's 1997 agreement with Texaco (the "Texaco Agreement"); $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

 In March 1997, a trustee over certain of the McKenzie parties and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco Agreement and exploitation of the Pol-Tex Concession in an action entitled: "Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division)." The trustee's claim alleges that the Company paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession) from persons who were acting as nominees for the McKenzie parties or in fact may be operating as a nominee for the McKenzie parties and therefore the creditors of the McKenzie parties are the true owners of the proceeds received from the development of the Pol-Tex Concession (KUKUI is also the principal creditor of the McKenzie parties in these other cases.). The Company plans to vigorously defend against such claims. The Company believes that the litigation is without merit based on its belief that the prior settlement with KUKUI bars any such claim, the trustee over the McKenzie parties has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that the Company paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzie parties invested any money in the Pol-Tex Concession.
 The Company also believes that continued pursuit of the claim may give rise to a separate cause of action against third parties that the Company will pursue if necessary.

 On August 21, 1997, KUKUI, Inc. asserted a claim against the Company in an action entitled "KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division." KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop's Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability, intends to vigorously defend the claim and recently filed a counterclaim against KUKUI and Bishop's Estate for breach of contract, in particular concerning its joint activities with the Trustee over the McKenzie parties.

 For the 1992 year, the Kingdom of the Netherlands assessed a tax against the Company's operating subsidiary, GlobeGas in the amount of $829,688, adjust for current exchange rates, even though it had significant operating losses. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

 RECENT SALES OF UNREGISTERED SECURITIES

 On March 4, 1999, the Company completed a private placement of preferred stock to an existing shareholder of the Company. The Company sold 2,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $1,850,000. The private placement of the Series B Convertible Preferred Stock was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the Company's pre-existing relationship with the purchaser and representations and warranties provided by the purchaser.


 ITEM 5.   OTHER EVENTS.

 On April 20, 1999 Mr. Karl Arleth was named President and CEO of EuroGas, Inc. He was also appointed to serve as a director of the Company. Mr. Arleth has extensive experience in the oil and gas industry most recently serving as Director of Azerbaijan International Operating Company (AIOC) Shareholding for the newly formed BP Amoco p.l.c. In this role, Mr. Arleth chaired the shareholder board of AIOC, and international consortium of 11 companies engaged in the development and transportation of oil from the Azeri-Chirag-Gunashli offshore field complex in Azerbaijan. Previously, Mr. Arleth was President of Amoco Caspian Se Petroleum Limited in Baku, Azerbaijan. Prior, in 1997, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power generation.

 It is with sadness that the Company reports the passing of Mr. Paul Hinterthur on May 1, 1999. Mr. Hinterthur had served the Company as its President and a director. He contributed greatly to the ongoing efforts of the Company. His contribution and presence will be missed.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits   [To be determined]

                  Exhibit No.       Description
                  -----------       -----------
                  27                Financial Data Schedule

             (b)  Reports on Form 8-K - none.



                             SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 EUROGAS, INC.



 Dated: May 14, 1999             By    /s/ Hank Blankenstein
                                      -----------------------
                                      Hank Blankenstein, Vice-President
                                      (Principal Financial and Accounting
                                       Officer)