Form 10-Q/A
period 1999-03-31
EUROGAS INC
filed 1999-05-17
CIK 783209

___________________________________________________________________

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q/A
                    	   AMENDMENT NO. 1

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


                              INDEX TO FORM 10-Q


        PART I.   FINANCIAL INFORMATION                          PAGE

        Item 1.   Financial Statements

                 Balance Sheets as of December 31, 1998
                 and March 31, 1999						                          1

                 Statements of Operations for the three months
                 ended March 31, 1998 and 1999			                  2

                 Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1999                     3

                 Notes to Financial Statements			                  4

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     7

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                      11


        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings                               12

        Item 5.  Other Events                                     13

        Item 6.  Exhibits and Reports on Form 8-K                 13

        SIGNATURES                                                14



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
                                                   ===========   ============

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES During the three months ended March 31, 1999, EuroGas accrued preferred dividends of $42,216. Preferred shareholders converted 3,170 shares of 1998 Series B Preferred stock together with $18,049 of accrued preferred dividends into 2,856,259 common shares at approximately $1.12 per common share.

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