Form 10-Q
period 1999-06-30
EUROGAS INC
filed 1999-08-16
CIK 783209

__________________________________________________________________________

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10 Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.


                             EUROGAS, INC.
                   ----------------------------------
                      (Exact name of registrant as
                       specified in its charter)



           UTAH                33-1381-D                87-0427676
   -----------------      --------------------      ------------------
   (State or other       (Commission File No.)         (IRS Employer
    jurisdiction or                                   Identification No.)
    incorporation)

                      942 EAST 7145 SOUTH, SUITE 101A
                           MIDVALE, UTAH  84047
      ------------------------------------------------------------
      (Address of principal executive

     Registrant's telephone number, including area code:  (801) 255-0862


            Indicate by check mark whether the Registrant (1) has
       filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
       the past 90 days.  Yes [X]    No [  ]

            Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $0.001 par value                 84,905,199
       -------------------------------         ----------------------------
               (Title of Class)               (Number of Shares Outstanding
                                                  at June 30, 1999)

                              INDEX TO FORM 10 Q


    PART I.  FINANCIAL INFORMATION                                      PAGE

    Item 1.  Financial Statements                                         3
             Condensed Consolidated Balance Sheets as of June 30,
             1999 and December 31, 1998 (Unaudited)

             Condensed Consolidated Statements of Operations for          4
             the Three Months Ended June 30, 1998 and 1999
             (Unaudited)

             Condensed Consolidated Statements of Cash Flows for          5
             the Three Months Ended June 30, 1998 and 1999
             (Unaudited)

             Notes to Condensed Consolidated Financial Statements         6
             (Unaudited)

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk   17

    PART II. OTHER INFORMATION                                            17

    Item 1.   Legal Proceedings                                           17

    Item 5.  Other Events                                                 19

    Item 6.  Exhibits and Reports on Form 8-K                             20

    SIGNATURES                                                            20

                  PART I   FINANCIAL INFORMATION


 ITEM 1.  Financial Statements.

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                     June 30,   December 31,
                                                       1999         1998
                                                    -----------  -----------
                                    ASSETS
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . .$ 3,889,322  $ 7,489,510
 Investment in securities available-for-sale . . . .    643,475    1,088,488
 Trade accounts receivable . . . . . . . . . . . . .  2,019,134    1,107,508
 Value added tax receivable. . . . . . . . . . . . .    431,235      431,235
 Receivable from joint venture partners. . . . . . .  2,293,048    2,293,048
 Receivable from related party . . . . . . . . . . .    150,000      200,000
 Other receivables . . . . . . . . . . . . . . . . .  1,312,573      788,291
 Other current assets. . . . . . . . . . . . . . . .    392,749      120,176
                                                    -----------  -----------
  Total Current Assets . . . . . . . . . . . . . . . 11,131,536   13,518,256
                                                    -----------  -----------
Property and Equipment - Full Cost Accounting
 Oil and gas properties subject to amortization. . . 18,486,895   17,034,461
 Oil and gas properties not subject to
  amortization . . . . . . . . . . . . . . . . . . . 33,479,925   33,817,752
 Other mineral interest property . . . . . . . . . .    167,814      167,814
 Other property and equipment. . . . . . . . . . . .    845,226      580,868
                                                    -----------  -----------
  Total Property and Equipment . . . . . . . . . . . 52,979,860   51,600,895
 Less: Accumulated depreciation and amortization . . (1,134,672)    (332,579)
                                                    -----------  -----------
  Net Property and Equipment . . . . . . . . . . . . 51,845,188   51,268,316
                                                    -----------  -----------
Investment In Equity Securities. . . . . . . . . . .  1,600,000           -
                                                    -----------  -----------
Other Assets . . . . . . . . . . . . . . . . . . . .    547,815      547,815
                                                    -----------  -----------
Total Assets . . . . . . . . . . . . . . . . . . . .$65,124,539  $65,334,387
                                                    ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable. . . . . . . . . . . . . . . . . .$ 4,569,966  $ 4,060,125
 Accrued liabilities . . . . . . . . . . . . . . . .  2,699,287    2,618,014
 Accrued income taxes  . . . . . . . . . . . . . . .    864,175      870,836
 Notes payable - current portion . . . . . . . . . .  2,500,682    4,226,739
 Notes payable to related parties - current
  portion. . . . . . . . . . . . . . . . . . . . . .  1,187,890    1,182,124
                                                    -----------  -----------
  Total Current Liabilities. . . . . . . . . . . . . 11,822,000   12,957,838
                                                    -----------  -----------
Long-Term Notes Payable. . . . . . . . . . . . . . .  1,814,259    1,788,294
                                                    -----------  -----------
Minority Interest. . . . . . . . . . . . . . . . . .  3,159,695    2,865,376
                                                    -----------  -----------
Stockholders' Equity
 Preferred stock, $.001 par value; 3,661,968
  shares authorized; issued and outstanding:
  June 30, 1999 - 2,393,518 shares, December 31,
  1998 - 2,393,728 shares; June 30, 1999
  liquidation preference:  $1,789,197. . . . . . . .      2,394        2,394
 Common stock, $.001 par value; 325,000,000
  shares authorized; issued and outstanding:
  June 30, 1999 - 84,905,199 shares, December 31,
  1998 - 76,254,630 shares . . . . . . . . . . . . .     84,905       76,255
 Additional paid-in capital. . . . . . . . . . . . . 98,052,568   92,013,961
 Accumulated deficit . . . . . . . . . . . . . . . .(47,678,351) (43,532,787)
 Accumulated other comprehensive loss. . . . . . . . (2,132,931)    (836,944)
                                                    -----------  -----------
  Total Stockholders' Equity . . . . . . . . . . . . 48,328,585   47,722,879
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity . . . . .$65,124,539  $65,334,387
                                                    ===========  ===========

The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                          For the Three Months      For the Six Months
                                              Ended June 30,           Ended June 30,
                                        ------------------------  ------------------------
                                           1999          1998         1999         1998
                                        -----------  -----------  -----------  -----------
Oil and Gas Sales. . . . . . . . . . . .$ 1,240,698  $        -   $ 1,981,592  $        -
                                        -----------  -----------  -----------  -----------
Costs and Operating Expenses
 Oil and gas production. . . . . . . . .    433,743           -       605,887           -
 Depreciation and amortization . . . . .    510,228        6,980      805,945       11,750
 General and administrative. . . . . . .  1,814,994    2,523,718    4,340,712    4,252,509
                                        -----------  -----------  -----------  -----------

   Total Costs and Operating Expenses .   2,758,965    2,530,698    5,752,544    4,264,259
                                        -----------  -----------  -----------  -----------
Other Income (Expense)
 Interest income . . . . . . . . . . . .     12,239      143,406       81,836      313,962
 Foreign exchange net gains (losses) . .     45,431       47,247      111,059      (10,414)
 Interest. . . . . . . . . . . . . . . .   (132,582)    (186,875)    (255,847)    (322,839)
 Loss on sale of securities. . . . . . .         -            -       (37,695)          -
 Minority interest in income of
   consolidated subsidiary . . . . . . .    (76,352)          -      (169,063)          -
                                        -----------  -----------  -----------  -----------
   Total Other Income (Expense). . . . .   (151,264)       3,778     (269,710)     (19,291)
                                        -----------  -----------  -----------  -----------

Net Loss . . . . . . . . . . . . . . . . (1,669,531)  (2,526,920)  (4,040,662)  (4,283,550)

Preferred Dividends. . . . . . . . . . .    (62,685)     (25,181)    (104,902)     (67,643)
                                        -----------  -----------  -----------  -----------

Loss Applicable to Common Shares . . . .$(1,732,216) $(2,552,101) $(4,145,564) $(4,351,193)
                                        ===========  ===========  ===========  ===========
Basic and Diluted Loss Per
 Common Share. . . . . . . . . . . . . .$     (0.02) $     (0.04) $     (0.05) $     (0.07)
                                        ===========  ===========  ===========  ===========
Weighted Average Number of Common
 Shares Used in Per Share
 Calculation . . . . . . . . . . . . . . 80,839,795   64,688,142   79,885,435   63,496,056
                                        ===========  ===========  ===========  ===========

The accompanying nots are an integral part of theses financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       For the Six Months
                                                          Ended June 30,
                                                     ------------------------
                                                        1999           1998
                                                     -----------  -----------
 Cash Flows From Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . . . .$(4,040,662) $(4,283,550)
  Adjustments to reconcile net loss to
   cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . .    801,813       11,750
    Minority interest in income of subsidiary . . . .    169,063           -
    Loss on sale of securities available-for-sale . .     37,694           -
    Exchange gain . . . . . . . . . . . . . . . . . .   (111,059)      10,414
   Issuance of stock as financing and finders fees. .         -       324,250
    Changes in assets and liabilities, net
    of assets acquired:
      Trade receivables . . . . . . . . . . . . . . .   (853,197)          -
      Other receivables . . . . . . . . . . . . . . .   (548,863)    (270,664)
      Prepaid expenses. . . . . . . . . . . . . . . .   (289,908)          -
      Accrued expenses. . . . . . . . . . . . . . . .    572,591     (183,928)
                                                     -----------  -----------
    Net Cash Used In Operating Activities . . . . . . (4,262,528)  (4,391,728)
                                                     -----------  -----------
 Cash Flows From Investing Activities
  Purchases of mineral interests, property
   and equipment. . . . . . . . . . . . . . . . . . . (1,829,527)  (2,637,721)
  Increase in deposits and prepayments. . . . . . . .    (49,608)          -
  Proceeds from related party receivable. . . . . . .    200,000           -
  Issuance of receivable to related party . . . . . .   (150,000)  (1,100,000)
  Investment in equity securities . . . . . . . . . . (1,600,000)          -
  Proceeds from sale of securities available-
   for-sale . . . . . . . . . . . . . . . . . . . . .     60,329           -
  Investment in securities available-for-sale . . . .    (56,474)  (1,411,292)
                                                     -----------  -----------
    Net Cash Used In Investing Activities . . . . . . (3,425,280)  (5,149,013)
                                                     -----------  -----------
 Cash Flows From Financing Activities
  Net change in line of credit. . . . . . . . . . . . (2,010,409)          -
  Principal payments on notes payable . . . . . . . .         -    (2,508,848)
  Principal payments on notes payable to
   related parties. . . . . . . . . . . . . . . . . .         -    (1,342,166)
  Proceeds from notes payable . . . . . . . . . . . .    184,742           -
  Proceeds from issuance of common stock,
   net of offering costs. . . . . . . . . . . . . . .         -     7,400,000
  Proceeds from issuance of preferred stock,
   net of offering costs. . . . . . . . . . . . . . .  6,012,500           -
  Proceeds from issuance of common stock
   by subsidiary. . . . . . . . . . . . . . . . . . .         -            -
                                                     -----------  -----------
    Net Cash Used In Financing Activities . . . . . .  4,186,833    3,548,986
                                                     -----------  -----------
 Effect of Exchange Rate Changes on Cash
  and Cash Equivalents. . . . . . . . . . . . . . . .    (99,213)     (97,926)
                                                     -----------  -----------
 Net Decrease In Cash and Cash Equivalents. . . . . . (3,600,188)  (6,089,681)

 Cash and Equivalents at Beginning of Period. . . . .  7,489,510   17,247,667
                                                     -----------  -----------
 Cash and Equivalents at End of Period. . . . . . . .$ 3,889,322  $11,157,986
                                                     ===========  ===========

 Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                           $   255,847  $   300,557
                                                     ===========  ===========

 Supplemental Disclosure of Noncash Investing and Financing Activities During the six months ended June 30,1999, EuroGas accrued preferred dividends of $104,902. Preferred shareholders converted 6,710 shares of 1998 Series B Preferred stock together with $34,758 of accrued preferred dividends into 8,650,569 common shares at approximately $1.12 per common share.

 The accompanying notes are an integral part of these financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

 CONDENSED FINANCIAL STATEMENTS -- The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1998. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

 NOTE 2 - INVESTMENT IN EQUITY SECURITIES

 Equity securities were purchased during the six months ended June 30, 1999 which are recorded at cost because their resale is restricted, and their fair value is not readily determinable. The investments consist of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies.

 NOTE 3 - NOTES PAYABLE

 Current notes payable were reduced during the six months ended
 June 30, 1999 by approximately $1,726,057, which primarily consisted of payments to reduce notes payable to a bank in Canada.

 NOTE 4 - STOCKHOLDERS' EQUITY

 During the six months ended June 30, 1999, EuroGas issued 6,500 shares of Series B 1998 preferred stock for $6,500,000 less $487,500 of offering costs. In addition, 6710 shares of Series B 1998 preferred stock and $34,758 of accrued but unpaid preferred dividends were converted into 8,693,645 common shares.

 At June 30, 1999, the following preferred shares were outstanding:

   Series 1995 Preferred shares; 2,391,968 shares outstanding;
     $0.05 annual dividend rate per share, $119,598 annually; $239,197 liquidation preference
   1997 Series A Preferred shares; 260 shares outstanding; $60.00 annual dividend rate per share, $15,600 annually; $260,000 liquidation preference
   1998 Series B Convertible Preferred Shares; 1,290 shares outstanding; $60.00 annual dividend rate per share, $77,400 annually; $1,290,000 liquidation preference; convertible into common stock at 80% of the five-day average trading price of common stock prior to conversion

 NOTE 5 - COMPREHENSIVE LOSS

                                         For the Three Months      For the Six Months
                                            Ended June 30,            Ended June 30,
                                       ------------------------  ------------------------
                                           1999        1998        1999        1998
                                       -----------  -----------  -----------  -----------
 Loss Applicable to Common Shares      $(1,732,216) $(2,552,101) $(4,145,564) $(4,351,193)
 Other Comprehensive Loss
     Unrealized holding losses on
      securities available-for-sale        (15,026)    (454,787)    (441,157)    (454,787)
     Less: Reclassification adjustment
      for losses realized in net loss           -            -        37,695           -
     Net change in cumulative foreign
      currency translation adjustment      333,910      (27,078)    (892,525)    (157,919)
                                       -----------  -----------  -----------  -----------
     Total Other Comprehensive Loss        318,884     (481,865)  (1,295,987)    (612,706)
                                       -----------  -----------  -----------  -----------
 Comprehensive Loss . . . . . . . . .  $(1,413,332) $(3,033,966) $(5,441,551) $(4,963,899)
                                       ===========  ===========  ===========  ===========

 Accumulated other comprehensive loss consisted of the following at June 30, 1999:

     Unrealized loss on securities available-for-sale . . . . . .$  (782,728)
     Cumulative foreign currency translation adjustment . . . . . (1,350,203)
                                                                 -----------
     Accumulated Other Comprehensive Loss . . . . . . . . . . . .$(2,132,931)
                                                                 ===========

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

 EuroGas' subsidiary, GlobeGas BV ("GlobeGas"), has applied for a reduction in an income tax liability of $829,688 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

 A bankruptcy trustee appointed for certain former shareholders of GlobeGas has asserted a claim to the proceeds that EuroGas has received from the agreement with Texaco and exploitation of the Pol-Tex methane concession in Poland (the "Pol-Tex Concession"). The Trustee's claim is apparently based upon the theory that EuroGas may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from persons who were acting as nominees for the former shareholders, or in fact may be operating as a nominee for the former shareholder, and are, therefore, the true owners of the proceeds from the development of the Pol-Tex Concession. EuroGas is vigorously defending against the claim. EuroGas believes that the claim is totally without merit, based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the court has no jurisdiction over Pol-Tex Methane or its interests held in Poland, and that EuroGas paid substantial consideration for GlobeGas. EuroGas also believes continued pursuit of the claim might give rise to a separate cause of action against third parties which EuroGas will pursue if necessary.

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

 As a result of the title problems with the Nafta/Danube property, a dispute has arisen with the joint venture partner, Nafta a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. EuroGas received indications the Slovak government may seek to resolve the dispute, however the government attempted, but recently failed to gain control and become Nafta's largest shareholder. Resolution of this matter is not assured.

 An assertion has been made against EuroGas by holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants held. EuroGas has not completed settlement negotiations; no amount has been estimated or provided with respect to this claim.

 In connection with a 53% interest in RimaMuran s.r.o., whose principal asset is a minority interest in a talc deposit in eastern Slovakia, EuroGas, through RimaMuran, will have an obligation to fund 33% to 39% of the projected $12,000,000 capital cost requirements. RimaMuran does not have the assets necessary to meet this obligation and anticipates that the necessary funding will need to be provided by EuroGas.

 EuroGas has entered into agreements which grant rights to jointly explore prospects within certain areas of the Ukraine. The agreements commit EuroGas to form joint ventures and joint companies and use the partners' concession agreements in exploiting the potential oil and gas, as well as coal-bed methane gas reserves. The potential reserves in the Ukraine have not been independently verified.

 During April 1999, EuroGas entered into a three-year employment with its new chief executive officer. The contract provides for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 shares of EuroGas common stock at $0.95 were granted in connection with the employment contract. The options vest on January 1, 2000, and expire in april 2009.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 GENERAL

 The Company is engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas and mineral mining. The Company has also extended its business into co-generation (power and heat) projects. The Company has acquired interests in a number of large exploration concessions, for oil, natural gas and coal bed methane gas, and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, a natural gas project in Yakutia (a member of the Russian Federation located in eastern Siberia) and an interest in a talc deposit in Slovakia. The Company has at least seven joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian State and private companies. The Company recently created a consortium with the largest power generation company in Great Britain, and with a large utility company in Germany, to develop a co-generation power project in Western Poland.

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

 RECENT DEVELOPMENTS

 Funding Activities.   During the quarter ended June 30, 1999, the Company
 completed two private placement financings with a single investor, resulting in total cash proceeds to the Company of approximately $4.2 million. On May 6, 1999, the Company sold 3,000 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $2,775,000. On June 18, 1999, the Company sold 1,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $1,387,000. At June 30, 1999, the Company had approximately $4 million in cash and cash equivalents and $(.7) million in negative working capital.

 Capital Expenditures. During the six months ended June 30, 1999, the Company completed the acquisition of a Canadian oil and gas development and production company. On October 5, 1998, EuroGas entered into a stock purchase agreement with Oxbridge Limited, Rockwell Limited, and Conquest Financial Corporation, three individual shareholders of Big Horn and EuroGas referred to herein collectively as "ORC." ORC had the right to purchase 10,000,000 shares of Big Horn common stock at $0.42 U.S. ($0.65 Canadian) per share. Under the terms of the stock purchase agreement and a stock subscription agreement, EuroGas acquired the rights of ORC to purchase 8,500,000 shares of Big Horn common stock and paid Big Horn $4,205,500 U.S. ($6,500,000 Canadian) on October 17, 1998. After receiving approval of the transaction from the Toronto Stock Exchange in January 1999, Big Horn issued 8,500,000 Big Horn common shares to EuroGas and issued 1,500,000 Big Horn common shares to ORC. The 1,500,000 shares were paid for by EuroGas but were issued directly to ORC as a finders' fee. In addition, EuroGas paid ORC $500,000 U.S. as a finders' fee and for an option to purchase an additional 3,000,000 Big Horn common shares at $0.53 U.S. ($0.80 Canadian) per share from ORC and to purchase warrants held by ORC to acquire 2,000,000 Big Horn common shares at $0.97 U.S. ($1.50 Canadian) per share from Big Horn.

 ORC verbally agreed further on October 5, 1998 to sell and EuroGas agreed to purchase 5,600,000 common shares of Big Horn held by ORC, including the 4,500,000 common shares described above, for $2,940,224 U.S. ($4,480,000
 Canadian) or $0.53 U.S. ($0.80 Canadian) per share. On March 31, 1999, EuroGas completed the acquisition of the 5,600,000 shares of Big Horn common stock by execution of promissory notes in the aggregate amount of $1,840,224 U.S. and by the cancellation of a June 1998 note receivable from Rockwell Limited in the amount of $1,100,000 U.S.

 Big Horn is a full-service producer of oil and natural gas, producing an average of 1183 equivalent barrels of oil per day, with proven reserves of approximately 1.9 million barrels of equivalent oil and with a net present value of approximately $8 million U.S., based on a 10% discount rate as of December 31, 1998. The total cost of the acquisition of Big Horn by the Company was $7,593,484. Because of the temporary decline in oil prices, the acquisition price paid by the Company reflects a premium over the Company's proportionate share of the book value of Big Horn.

 Results of Operations

 The following table sets forth consolidated income statement data and other selected operating data for the three and six months ended June 30, 1999 and 1998, respectively.

                                         For the Three Months        For the Six Months
                                            Ended June 30,             Ended June 30,
                                       -------------------------  ------------------------
                                           1999          1998        1999         1998
                                       -----------  ------------  -----------  -----------
 Oil and Gas  Sales                    $ 1,240,698   $        -   $ 1,981,592  $        -

 Operating Expenses
    Oil and gas production                  433,743           -       605,887           -
    General and administrative            1,814,994    2,523,718    4,340,712    4,252,509
    Depreciation and amortization           510,228        6,980      805,945       11,750
                                        -----------  -----------  -----------  -----------
      Total Operating Expenses            2,758,965    2,530,698    5,752,544    4,264,259
                                        -----------  ------------  -----------  -----------
 Other Income (Expense)
     Interest Income                         12,239      143,406       81,836      313,962
     Interest Expense                      (132,582)    (186,875)    (255,847)    (322,839)
     Foreign currency exchange gains
      (losses), net                          45,431       47,247      111,059      (10,414)
     Realized loss on sale of securities         -            -       (37,695)          -
                                        -----------  -----------  -----------  -----------
 Other Expense, Net                        (74,912)        3,778     (100,647)     (19,291)

     Minority interest in earnings
      of subsidiary                         (76,352)          -     (169,063)          -
                                        -----------  -----------  -----------  -----------
 Net Loss                               $(1,669,531) $(2,526,920) $ 4,040,662  $ 4,283,550
                                        ===========  ===========  ===========  ===========

 Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

 REVENUES. Prior to 1998, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of a controlling interest in Big Horn, the Company's results of operations for the three months ended June 30, 1999 reflect oil and gas sales of approximately $,240,698. For the three months ended June 30, 1998, the Company had no revenues.

 OPERATING EXPENSES. Operating expenses include oil and gas production expenses, general and administrative expenses and depreciation and amortization. Oil and gas production expenses were $433,743 for the three months ended June 30, 1999, whereas the Company had no such expenses during the three months ended June 30, 1998. The expenses incurred during the three months ended June 30, 1999 reflect the Big Horn production expenses. General and administrative expenses were $1,814,994 for the three months ended June 30, 1999, compared to $2,523,718 for the three months ended June 30, 1998, a decrease of 28%. The principal factors that contributed to the decrease from 1998 to 1999 were the closure of several offices, and decreased consulting fees. Depreciation and amortization expenses were $510,228 for the three months ended June 30, 1999, of which $500,132 relates to amortization of the Big Horn properties compared to $6,980 for the three months ended June 30, 1998. The
 Company's interest in Big Horn was acquired at a fair value, but due to low oil prices for the last eighteen months the actual book value of the investment was lower than fair value, requiring the Company to take an impairment charge. Under the full-cost method by which the Company accounts for its mineral interests in properties, costs of unproven properties are assessed periodically and any resulting provision for impairment would normally be charged to the proven property base. Because the Company has limited proven properties, if impairment charges are required, a portion of those charges may be charged to operations.
 The impact of such reassessment and resulting impairment charges could be significant during any particular period.

 INCOME TAXES. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $48,000,000 as of June 30, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

 NET LOSS. The Company incurred net losses of approximately $1.7 million and $2.5 million for the three months ended June 30, 1999 and 1998, respectively. These losses were due in large part to the absence of revenues, combined with continued expansion of the Company's activities. The Company made a concerted effort to control its administrative costs during the three months ended June 30, 1999 resulting in a reduction over the same period last year. The Company did see a limited amount of revenue from one of its projects during the quarter ended June 30, 1999.

 Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $45,431, and $47,247 in gains as a result of currency transactions in the three months ended June 30, 1999 and 1998, respectively. The Company had a cumulative foreign currency translation adjustment of $(1,350,203)at June 30, 1999. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

 SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

 REVENUES. Prior to 1998, the company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of a controlling interest in Big Horn, the Company's results of operations for the six months ended June 30, 1999 reflect oil and gas sales of approximately $1,981,592. For the six-months ended June 30, 1998, the Company had no revenues.

 OPERATING EXPENSES. General and administrative expenses were $4,340,712 for the six months ended June 30, 1999, compared to $4,252,509 for the six months ended June 30, 1998, an increase of two percent. The modest increase was primarily attributable to increased personnel and administrative expenses which were partially offset by the closure of several offices during the later two months of the six month period ended June 30, 1999. Depreciation and amortization expenses were $805,945 for the six months ended June 30, 1999, compared to $11,750 for the six months ended June 30, 1998. The increase of $794,195 was attributable to the Big Horn properties that were amortized during the six months ended June
 30, 1999. Oil and gas production expenses were $605,887 for the six months ended June 30, 1999, reflecting the Big Horn production expenses. The Company had no production expenses during the six months ended June 30, 1998.

 NET LOSS. The Company incurred a net loss of approximately $40,040,662 for the six months ended June 30, 1999, compared to a net loss of $4,283,550 for the six months ended June 30, 1998. The losses for both periods resulted primarily from the absence of revenues, together with the Company's ongoing operaitng expenses. The reduction of $242,888 in net loss between the two six-month periods was attributable primarily to the Company's efforts to control its administrative costs. As indicated above, the Company is subject to fluctuations in currency rates which may result in recognition in significant gains or losses during any period. The Company recognized $111,059 in gains and $10,414 in losses as a result of currency transactions during the six months ended June 30, 1999 and 1998, respectively.

 CAPITAL AND LIQUIDITY

 The Company had an accumulated deficit of $47.7 million at June 30, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At June 30, 1999, the Company had total current assets of approximately $11.1 million and total current liabilities of approximately $11.8 million, resulting in negative working capital of approximately $.7 million. As of June 30, 1999, the Company's balance sheet reflected approximately $33.4 million in mineral interests in unproven mineral properties, net of valuation allowance.
 These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, or is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

 Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. The Company's financing activities provided net cash of approximately $6.2 million and $7.4 million during the six months ended June 30, 1999 and 1998, respectively. Such net cash has been used principally to fund net losses of approximately $4,040,662 and $4,283,550, respectively. During the six months ended June 30, 1999 and 1998, the Company's operating activities used net cash of approximately $4.3 million and $4.4 million, respectively. A portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, and the investment in equity securities, with approximately $3.4 million and $5.1 million used in investing activities for the six months ended June 30, 1999 and 1998, respectively.

 Equity securities were purchased during the six months ended June 30, 1999 which are recorded at cost because their resale is restricted, and their fair value is not readily determinable. The investments consist of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies.

 While the Company had cash of approximately $4 million at June 30, 1999, it has substantial financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will require additional cash, either from financing transactions or operating activities, to meet its longer-term needs. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

 If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

 INFLATION

 The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary.
 Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe that is seen in currency exchange losses and the cumulative transaction adjustment, the Company has seen losses on its assets values in those countries.

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

 The first phase of the Project included hardware and software for the Company's U.S. financial reporting operations. During 1998, phase one was completed with hardware and software that has been tested and confirmed as Y2K compliant. Phase two focuses on the Company's offshore financial reporting systems and is expected to be completed in September 1999.

 STATE OF READINESS. The Company's information systems consist principally of its financial system. The Company's financial system includes general ledger, accounts payable, sales and use tax calculations, payroll and human resources applications. Phase one of the Project provided systems that are Y2K compliant for the general ledger, accounts payable and payroll.

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

 COSTS TO ADDRESS Y2K ISSUES. As of June 30, 1999, the Company had spent approximately $50,000 on hardware and approximately $25,000 for software in connection with the Project, which costs have been expensed.

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

 CONTINGENCY PLANS. The Company has not yet approved a formal contingency plan for Y2K issues. However, the Company is preparing manual processes, to be completed by October 1, 1999, that could be used in the event of system and service disruption. A formal contingency plan is expected to be completed and approved during 1999.

 FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report, the Company's Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects, the Company's efforts to locate commercial deposits of hydrocarbons or other minerals on the Company's concessions and licenses, the negotiation of additional licenses and permits for the exploitation of any reserves located, the success of the Company's exploratory activities, the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts, the economic recoverability of in-place reservoirs of hydrocarbons, technical problems in completing wells and producing gas, the Company's marketing efforts, the ability of the Company to obtain the necessary financing to successfully pursue its business strategy, operating hazards and uninsured risks, the intense competition and price volatility associated with the oil and gas industry and international and domestic economic conditions.

      The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Russian Federation state of Yakutia, and Ukraine) is in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons or other minerals have not been time tested or yet adopted. The Company's operations are subject to significant risks that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons or other minerals in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

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


 PART II   OTHER INFORMATION


 ITEM 1.   Legal Proceedings.

 In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas, two subsidiaries of the Company in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior GlobeGas management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in GlobeGas at the time of the acquisition of GlobeGas by the Company. These claims were resolved pursuant to a settlement agreement entered into in November 1996 (the "KUKUI Settlement Agreement"). Under the terms of the settlement agreement, the Company issued to the Bishop's Estate (KUKUI's parent) 100,000 shares of Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998. The option exercise price was $3.50 per share if exercised within 90 days of the execution of the Company's 1997 agreement with Texaco (the "Texaco Agreement"); $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

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

 On August 21, 1997, KUKUI, Inc. asserted a claim against the Company in an action entitled "KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division". KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop's Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability, intends to vigorously defend the claim and recently filed a counterclaim against KUKUI and Bishop's Estate for breach of contract, in particular concerning its joint activities with the Trustee over the McKenzie parties.

 For the 1992 year, the Kingdom of the Netherlands assessed a tax against the Company's operating subsidiary, GlobeGas in the amount of $911,051 even though it had significant operating losses. The income tax liability as stated in U.S. dollars fluctuates on the financial statements of the Company due to adjustments in exchange ratios, and was $712,044 as of June 30, 1999. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

 ITEM 2  Changes in Securities and Use of Proceeds

  RECENT SALES OF UNREGISTERED SECURITIES

      During the three months ended June 30, 1999, the Company completed two private placements of preferred stock to an existing shareholder of the Company. The Company sold and aggregate of 4,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $4,162,500. The private placements of the Series B Convertible Preferred Stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in
 Section 4(2) of the Securities Act of 1933, as amended, based upon the Company's pre-existing relationship with the purchaser and representations and warranties provided by the purchaser.


 ITEM 5.   Other Events.

 On April 20, 1999, Mr. Karl Arleth was named President and CEO of the Company and he was also appointed to serve as a director of the Company. Mr. Arleth has extensive experience in the oil and gas industry, most recently serving as Director of Azerbaijan International Operating Company
 (AIOC) Shareholding for the newly formed BP Amoco p.l.c. In this role, Mr. Arleth chaired the shareholder board of AIOC, and an international consortium of 11 companies engaged in the development and transportation of oil from the Azeri-Chirag-Gunashli offshore field complex in Azerbaijan. Previously, Mr. Arleth was President of Amoco Caspian Se Petroleum Limited in Baku, Azerbaijan. Prior, in 1997, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power generation.

 On June 14, 1999, Mr. Rudolp Heinz was appointed to serve as a director of EuroGas, Inc. Mr. Heinz presently serves as the General Manager of the German Federation of Money Managers, and as a shareholder advocate. Prior to becoming an independent money manager and Independent Financial Advisor, Mr. Heinz was manager of the securities department for the Frankfurt based BHF Bank and was also responsible for that bank's United States, Japan, and United Kingdom Subsidiaries. From 1983 until 1990, Mr. Heinz was the sole General Manager of DB Capital Management GmbH, a Deutsche Bank subsidiary with operations in Germany, United States, Japan and the United Kingdom.

 With the addition of Mr. Heinz as a director of the Company, the Company's Board of Directors has recently established compensation and audit committees. The members of both committees, each of whom will serve until the next annual meeting of the shareholders of the Company and until his successor is duly elected and qualified, are Mr. Heinz, Dr. Gregory P. Fontana and Dr. Hans Fischer.

 On June 30, 1999, Mr. Wolfgang Rauball resigned from all positions he has held with the Company, and its subsidiaries. He stated that his reason for resignation was to devote more time to his personal life and other business interests that he is involved in. The Company will greatly miss his involvement in its ongoing activities. Mr. Rauball has been instrumental in the success of the Company.


 ITEM 6.   Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                27      Financial Data Schedules

           (b)  Reports on Form 8-K

On April 15, 1999, the Company filed with the Commission a Current Report on Form 8-K. This report, as amended by Amendments No. 1 and 2 to the Current Report on Forms 8-K/A, reported the Company's acquisition of slightly more than 50% of the capital stock of Big Horn in a series of transactions completed on March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 EUROGAS, INC.



 Dated: August 16, 1999         By   /S/ Hank Blankenstein
                                 ---------------------------------
                                 Hank Blankenstein, Vice-President
                                 (Principal Financial and Accounting Officer)