Form 10-Q
period 1999-09-30
EUROGAS INC
filed 1999-11-15
CIK 783209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                                   EUROGAS, INC.
           _________________________________________________________
             (Exact name of registrant as specified in its charter)



          Utah                   33-1381-D                87-0427676
     _______________        _____________________      _________________
     (State or other        (Commission File No.)        (IRS Employer
     jurisdiction of                                  Identification No.)
      incorporation)

                        942 East 7145 South, Suite 101A
                            Midvale, Utah 84047
                       _________________________________
                        (Address of principal executive
                          offices, including zip
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

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $0.001 par value                86,830,838
       ______________________________     ________________________________
           (Title of Class)               (Number of Shares Outstanding at
                                                September 30, 1999)

                              INDEX TO FORM 10-Q



        PART I.   FINANCIAL INFORMATION                               PAGE

        Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of September
             30, 1999 and December 31, 1998 (Unaudited)                 3

             Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and
             1999 (Unaudited)                                           4

             Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 1998 and 1999
             (Unaudited)                                                5

             Notes to the Condensed Consolidated Financial Statements
             (Unaudited)                                                7

        Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11

        Item 3. Quantitative and Qualitative Disclosures
		      about Market Risk  				           17

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings                                    17

        Item 2.  Changes in Securities and Use of Proceeds             18

        Item 6.  Exhibits and Reports on Form 8-K                      19

        SIGNATURES                                                     19

                        PART I - FINANCIAL INFORMATION

 ITEM 1.  Financial Statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    September 30, December  31,
                                                         1999         1998
                                                      -----------  -----------
                                     ASSETS
 Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . $ 2,234,545  $ 7,489,510
  Investment in securities available-for-sale . . . .     708,117    1,088,488
  Trade accounts receivable . . . . . . . . . . . . .   2,715,725    1,107,508
  Value added tax receivable. . . . . . . . . . . . .     392,054      431,235
  Receivable from joint venture partners. . . . . . .   2,455,695    2,293,048
  Receivable from related party . . . . . . . . . . .           -      200,000
  Other receivables . . . . . . . . . . . . . . . . .     712,986      788,291
  Other current assets. . . . . . . . . . . . . . . .     378,904      120,176
                                                      -----------  -----------
    Total Current Assets. . . . . . . . . . . . . . .   9,598,026   13,518,256
                                                      -----------  -----------
 Property and Equipment - Full Cost Accounting
  Oil and gas properties subject to amortization. . .  19,635,523   17,034,461
  Oil and gas properties not subject to amortization.  33,946,386   33,817,752
  Other mineral interest property . . . . . . . . . .     167,814      167,814
  Other property and equipment. . . . . . . . . . . .     859,915      580,868
                                                      -----------  -----------
    Total Property and Equipment. . . . . . . . . . .  54,609,638   51,600,895
                                                      -----------  -----------
  Less: Accumulated depletion, depreciation
   and amortization . . . . . . . . . . . . . . . . .  (1,749,724)    (332,579)
    Net Property and Equipment. . . . . . . . . . . .  52,859,914   51,268,316
                                                      -----------  -----------
 Other Assets . . . . . . . . . . . . . . . . . . . .     457,608      547,815
                                                      -----------  -----------
 Total Assets . . . . . . . . . . . . . . . . . . . . $62,915,548  $65,334,387
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . $ 3,573,197  $ 4,060,125
  Accrued liabilities . . . . . . . . . . . . . . . .   4,898,828    2,618,014
  Accrued income taxes  . . . . . . . . . . . . . . .     915,191      870,836
  Notes payable - current portion . . . . . . . . . .   5,999,940    4,226,739
  Notes payable to related parties. . . . . . . . . .   1,261,194    1,182,124
                                                      -----------  -----------
    Total Current Liabilities . . . . . . . . . . . .  16,648,350   12,957,838
                                                      -----------  -----------
 Long-Term Notes Payable. . . . . . . . . . . . . . .           -    1,788,294
                                                      -----------  -----------
 Minority Interest. . . . . . . . . . . . . . . . . .   3,439,343    2,865,376
                                                      -----------  -----------
 Stockholders' Equity
  Preferred stock, $.001 par value; 5,000,000
   shares authorized; issued and outstanding:
   September 30, 1999 - 2,392,318 shares,
   December 31, 1998 - 2,393,728 shares;
   liquidation preference - $802,165. . . . . . . . .      2,392        2,394
  Common stock, $.001 par value; 325,000,000
   shares authorized; issued and outstanding:
   September 30, 1999 - 86,830,838 shares,
   December 31, 1998 - 76,254,630 shares. . . . . . .      86,831       76,255
  Additional paid-in capital. . . . . . . . . . . . .  98,055,388   92,013,961
  Accumulated deficit . . . . . . . . . . . . . . . . (52,654,303) (43,532,787)
  Accumulated other comprehensive loss. . . . . . . .  (2,662,453)    (836,944)
 )                                                    -----------  -----------
    Total Stockholders' Equity. . . . . . . . . . . .  42,827,855   47,722,879
                                                      -----------  -----------
 Total Liabilities and Stockholders' Equity           $62,915,548  $65,334,387
                                                      ===========  ===========

 The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 For the Three Months       For the Nine Months
                                                 Ended September 30,        Ended September 30,
                                             --------------------------  --------------------------
                                                 1999          1998          1999          1998
                                             ------------  ------------  ------------  ------------
 Revenues
 Oil and Gas Sales. . . . . . . . . . . . .  $  1,592,696  $         -   $  3,574,288  $         -
                                             ------------  ------------  ------------  ------------

 Total Revenues   . . . . . . . . . . . . .  $  1,592,696  $         -   $  3,574,288
                                             ------------  -----------   ------------

 Operating Expenses
  Oil and gas production. . . . . . . . . .       437,253            -      1,043,140            -
  Depletion, depreciation and amortization.       772,535        13,153     1,578,480        19,066
  General and administrative. . . . . . . .     3,452,912     1,947,418     7,793,624     6,205,134
                                             ------------  ------------  ------------  ------------
      Total Operating Expenses. . . . . . .    4,662,700     1,960,571    10,415,244     6,224,200
                                             ------------  ------------  ------------  ------------
 Other Income (Expense)
  Interest income . . . . . . . . . . . . .       108,215       543,653       190,051       857,615
  Foreign exchange net gains (losses) . . .        (2,567)      (57,093)      108,492       (67,507)
  Interest expense. . . . . . . . . . . . .       (97,052)       36,711      (352,899)     (286,128)
  Realized loss on securities . . . . . . .    (1,600,000)           -     (1,637,694)           -
  Minority interest in income of
   consolidated subsidiary. . . . . . . . .      (288,103)           -       (457,167)           -
                                             ------------  ------------  ------------  ------------
      Total Other Income (Expense). . . . .    (1,879,507)      523,271    (2,149,217)      503,980
                                             ------------  ------------  ------------  ------------
 Net Loss . . . . . . . . . . . . . . . . .    (4,949,511)   (1,437,300)   (8,990,173)   (5,720,220)

 Preferred Dividends. . . . . . . . . . . .       (26,441)     (142,706)     (131,343)     (210,349)
                                             ------------  ------------  ------------  ------------
 Loss Applicable to Common Shares . . . . .  $ (4,975,952) $ (1,580,006) $ (9,121,516) $ (5,930,569)
                                             ============  ============  ============  ============
 Basic and Diluted Loss Per Common Share. .  $      (0.06) $      (0.02) $      (0.11) $      (0.09)
                                             ============  ============  ============  ============
 Weighted Average Number of Common Shares
  Used in Per Share Calculation . . . . . .    82,883,604    66,456,970    82,182,414    63,918,059
                                             ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    For the Nine Months Ended
                                                          September 30,
                                                     ------------------------
                                                         1999         1998
                                                     -----------  -----------
 Cash Flows From Operating Activities
  Net loss.                                          $(8,990,173) $(5,720,220)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depletion, depreciation and amortization . . .    1,398,039       19,066
     Minority interest in income of subsidiary. . .      457,167           -
     Loss on sale of securities available-
      for-sale. . . . . . . . . . . . . . . . . . .    1,637,694           -
     Exchange (gains) losses. . . . . . . . . . . .     (108,492)      67,507
     Changes in assets and liabilities, net
      of assets acquired:
         Trade receivables. . . . . . . . . . . . .   (1,556,108)    (365,360)
         Other receivables. . . . . . . . . . . . .     (558,384)          -
         Prepaid expenses . . . . . . . . . . . . .     (269,822)    (118,133)
         Accounts payable . . . . . . . . . . . . .      361,165     (621,443)
         Accrued expenses . . . . . . . . . . . . .    1,689,854     (202,161)
         Other. . . . . . . . . . . . . . . . . . .           -        30,213
                                                     -----------  -----------
     Net Cash Used In Operating Activities. . . . .   (5,939,060)  (6,910,531)
                                                     -----------  -----------
 Cash Flows From Investing Activities
  Purchases of mineral interests, property
   and equipment. . . . . . . . . . . . . . . . . .   (4,351,748)  (4,130,785)
  Decrease (increase) in deposits and prepayments .       40,599     (308,290)
  Investment in securities available-for-sale . . .   (1,656,474)  (1,408,200)
  Proceeds from sale of securities
   available-for-sale . . . . . . . . . . . . . . .       60,329           -
                                                     -----------  -----------
     Net Cash Used In Investing Activities. . . . .   (5,907,294)  (5,847,275)
                                                     -----------  -----------
 Cash Flows From Financing Activities
  Principal payments on notes payable . . . . . . .     (145,839)  (2,855,384)
  Principal payments on notes payable to
   related parties. . . . . . . . . . . . . . . . .     (150,000)  (2,097,556)
  Proceeds from issuance of notes payable to
   related parties. . . . . . . . . . . . . . . . .      429,070           -
  Proceeds from issuance of notes payable . . . . .      588,723           -
  Proceeds from issuance of common stock, net
   of offering costs. . . . . . . . . . . . . . . .           -    12,637,500
  Proceeds from issuance of preferred stock,
   net of offering costs. . . . . . . . . . . . . .    6,012,500           -
  Dividends paid on preferred stock . . . . . . . .           -      (260,141)
                                                     -----------  -----------
     Net Cash Used In Financing Activities. . . . .    6,734,454    7,424,419
                                                     -----------  -----------
  Effect of Exchange Rate Changes on Cash
   and Cash Equivalents . . . . . . . . . . . . . .     (143,065)     148,202
                                                     -----------  -----------
 Net Decrease In Cash and Cash Equivalents. . . . .   (5,254,965)  (5,185,185)

 Cash and Equivalents at Beginning of Period. . . .    7,489,510   17,247,667
                                                     -----------  -----------
 Cash and Equivalents at End of Period. . . . . . .  $ 2,234,545  $12,062,482
                                                     ===========  ===========

 Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                          $   255,847  $   300,557
                                                     ===========  ===========

The accompanying notes are an integral part of these financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     During the nine months ended September 30,1999, EuroGas accrued preferred dividends of $131,343. Preferred shareholders converted 7,910 shares of 1998 Series B Preferred stock together with $39,502 of accrued preferred dividends into 10,576,208 common shares at approximately $0.75 per common share.

     During the Third Quarter of 1999, a receivable in the amount of $600,000 was assigned to a third party in partial satisfaction of a note payable in the amount of $1,840,224 leaving a balance owed on the note of $1,240,224 as of September 30, 1999.

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

 NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

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

 PRIOR YEAR PRESENTATION - Certain September 1998 amounts have been reclassified in order to fonform with 1999 presentation.

 NOTE 2 -- INVESTMENT IN EQUITY SECURITIES

 Equity securities were purchased during the nine months ended September 30, 1999 which were recorded at cost because their resale was restricted, and their fair value was not readily determinable. The investments consisted of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies. During the third quarter of 1999, EuroGas determined not to further invest in the two companies. The value of the underlying common shares to the preferred stock have dropped substantially, and management has determined there has been an other than temporary decline in the fair value of both investments. Accordingly, during the third quarter EuroGas recognized a $1,600,000 impairment of the investments.

 NOTE 3 -- NOTES PAYABLE

 Current notes payable increased during the nine months ended September 30, 1999 by approximately $1,773,201 which primarily consisted of proceeds from a line of credit from a bank in Canada and the reclassification from long-term notes payable to current notes payable.

 NOTE 4 -- STOCKHOLDERS' EQUITY

 During the nine months ended September 30, 1999, EuroGas issued 6,500 shares of Series B 1998 preferred stock for $6,500,000 less $487,500 of offering costs. In addition, 7,910 shares of Series B 1998 preferred stock and $39,501 of accrued but unpaid preferred dividends were converted into 10,576,208 common shares. At September 30, 1999, the following preferred shares were outstanding:

      Series 1995 Preferred shares; 2,391,968 shares outstanding; $0.05 annual dividend rate per share, $119,598 annually; $393,727 liquidation preference
      1997 Series A Preferred shares; 260 shares outstanding; $60.00 annual dividend rate per share, $15,600 annually; $316,899 liquidation preference
      1998 Series B Convertible Preferred Shares; 90 shares outstanding;
           $60.00 annual dividend rate per share, $5,400 annually; $91,539 liquidation preference; convertible into common stock at 80% of the five-day average trading price of common stock prior to conversion

 NOTE 5 - COMPREHENSIVE LOSS

                                              For the Three Months         For the Nine Months
                                               Ended September 30,          Ended September 30,
                                          ---------------------------   ---------------------------
                                              1999           1998           1999          1998
                                          ------------   ------------   ------------   ------------
 Loss Applicable to common Shares . . . . $ (4,949,511)  $ (1,437,300)  $ (8,990,173)  $ (5,720,220)
                                          ------------   ------------   ------------   ------------
 Other Comprehensive Loss
     Unrealized holding gain (losses)
      on securities available-for-sale. .       64,642        (56,165)       (376,515)     (514,044)
     Less: Reclassification adjustment
      for losses realized in net loss . .           -              -           37,695            -
     Net change in cumulative foreign
      currency translation adjustment . .     (494,164)        (2,390)     (1,386,689)     (145,560)
                                          ------------   ------------   -------------   -----------
     Total Other Comprehensive Loss . . .     (429,522)       (58,555)     (1,725,509)     (659,604)
                                          ------------   ------------   -------------  ------------
     Comprehensive Loss . . . . . . . . . $ (5,379,033)  $ (1,495,855)  $ (10,715,682) $ (6,379,824)
                                          ============   ============   =============  ============

 Accumulated other comprehensive loss consisted of the following at September 30, 1999:

     Unrealized loss on securities available-for-sale . . . . . . . . . $    (718,086)
     Cumulative foreign currency translation adjustment . . . . . . . .    (1,944,367)
                                                                        -------------
     Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . $  (2,662,453)
                                                                        =============

 NOTE 6 - COMMITMENTS AND CONTINGENCIES

 EuroGas' subsidiary, GlobeGas BV ("GlobeGas"), has applied for a reduction in an income tax liability currently valued at $735,030 in the Netherlands. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

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

 During 1997, a shareholder, who is also the principal creditor in the above claim, asserted a claim against EuroGas based upon an alleged breach of the settlement agreement between the shareholder and EuroGas as a result of EuroGas' failure to file and obtain the effectiveness of a registration statement for the resale by the shareholder of 100,000 shares delivered to the shareholder in connection with the settlement. In addition, the shareholder's parent company entered a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas has denied any liability and has filed a counterclaim against the shareholder for breach of contract concerning its joint activities with the bankruptcy trustee appointed for certain former shareholders of GlobeGas. The parties are engaged in settlement discussions and expect an agreement to be reached. The amounts expected to be paid have been accrued in the financial statements.

 EuroGas has engaged officers, and technical and business consultants for its various projects, under terms which will require minimum payments of approximately $1,600,000 during the year ending December 31, 1999.

 EuroGas has notified the former shareholders of Danube of a potential claim against them relating to title problems for property interests in Slovakia lost to and reacquired from Maseva Gas s.r.o. EuroGas believes the former shareholders of Danube knew, or should have known, about the problems prior to the acquisition of Danube and made no disclosure concerning the problems. EuroGas has made a claim against the former Danube shareholders for indemnity to the extent EuroGas suffers any damage by reason of the potential title claim. It is uncertain whether EuroGas will be able to recover from the former Danube shareholders.

 As a result of the title problems with the Nafta/Danube property, a dispute has arisen with the joint venture partner, Nafta Gbely a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. EuroGas has received indications the Slovak government may seek to resolve the dispute. Recently, the government completed its nationalization of Nafta; although discussions are scheduled between EuroGas and Nafta, resolution of this maatter is not assured.

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

 During April 1999, EuroGas entered into an three-year employment contract with its new chief executive officer. The contract provides for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 shares of EuroGas common stock at $0.95 were granted in connection with the employment contract. The options vest on January 1, 2000, and expire in April 2009.

 NOTE 7-SUBSEQUENT EVENTS

 During November 1999, EuroGas made a $600,000 cash payment against the principal of a note payable with a carrying value of approximately $1,240,224 leaving a balance owing on the note of approximately $640,224 at a rate of 8% due in one year.

 During November 1999, the Company authorized and completed a private placement of 1,800 shares of 1999 Series C 6% Convertible Preferred Stock to an accredited investor, resulting in net proceeds to the Company of approximately $1,651,500. The shares have a par value of $0.001 per share and a liquidation preference of $1,000 per share, plus all accrued but unpaid dividends. The 1999 Series C 6% Convertible Preferred Stock does not have voting rights, except to the extent that the consent of the holders is specifically required by the governing provisions of the corporate law of the state of Utah as now existing or as they may hereafter be amended.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 GENERAL

 The Company is engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas and mineral mining. The Company has also extended its business into co-generation (power and heat) projects. The Company has acquired interests in a number of large exploration concessions, for oil, natural gas and coal bed methane gas, and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company currently has several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, a natural gas project in the Sakha Republic (a member of the Russian Federation located in eastern Siberia) and an interest in a talc deposit in Slovakia. The Company has at least seven joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian State and private companies. The Company has also created a consortium with the largest power generation company in Great Britain, and with a large utility company in Germany, to develop a co-generation power project in Western Poland.

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

 RECENT DEVELOPMENTS

 FUNDING ACTIVITIES.   On November 5, 1999, the Company sold 1,800 shares of
 1999 Series C 6% Convertible Preferred Stock, resulting in net proceeds to
 the Company of approximately $1,651,500.   At September 30, 1999, the
 Company had approximately $2.2 million in cash and cash equivalents and $(7.1) million in negative working capital.

 CAPITAL EXPENDITURES. During the nine months ended September 30, 1999, the Company increased its investment in a Canadian oil and gas development and production company. In October 1998, the Company purchased 31% of the outstanding shares of capital stock of Big Horn Resources Ltd., of Calgary, Alberta, Canada ("Big Horn"). Big Horn is a full-service producer of oil and natural gas, producing the equivalent of approximately 1300 barrels of oil a day, with proven reserves of approximately 2.5 million barrels of equivalent oil and with a net present value of approximately $12.4 million, based on a 10% valuation rate. In March 1999, the Company finalized its acquisition of additional shares of Big Horn common stock from certain third parties, giving the Company an ownership interest in excess of 50% of the outstanding shares of Big Horn' s capital stock. The total cost of the acquisition of Big Horn by the Company was $7,593,913. Because of the temporary decline in oil prices, the acquisition price paid by the Company reflects a premium over the Company's proportionate share of the book value of Big Horn.

 RESULTS OF OPERATIONS

 The following table sets forth consolidated income statement data and other selected operating data for the three months ended September 30, 1999 and 1998, respectively.

                                For the Three  Months      For the  Nine Months
                                 Ended September 30,        Ended September 30,
                               -------------------------  ------------------------
                                   1999         1998         1999         1998
                               ------------  -----------  -----------  -----------
 REVENUES

   Oil and Gas  Sales          $  1,592,696  $        -   $ 3,574,288  $        -

   Total Revenues                 1,592,696           -     3,574,288           -


 OPERATING EXPENSES

   Oil and gas production           437,253           -     1,043,140           -
   General and administrative     3,452,912    1,947,418    7,793,624    6,205,134
   Depreciation, depletion
    and amortization                772,535       13,153    1,578,480       19,066

      TOTAL OPERATING EXPENSES    4,662,700    1,960,571   10,415,244    6,224,200

 OTHER INCOME (EXPENSE)

   Interest income                  108,215      543,653      190,051      857,615
   Foreign exchange net
    gains (losses)                   (2,567)     (57,093)     108,492      (67,507)
   Realized loss on sale
    of securities                (1,600,000)          -    (1,637,694)          -
   Interest                         (97,052)      36,711     (352,899)    (286,128)

      OTHER EXPENSE, NET         (1,591,404)     523,271   (1,692,050)     503,980

   Minority interest in
    earnings of subsidiary         (288,103)          -      (457,167)          -

 NET LOSS                        (4,949,511)  (1,437,300)  (8,990,173   (5,720,220)



 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

 REVENUES. Through September 1998, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the three months ended September 30, 1999 reflect oil and gas sales of approximately $1,592,696. For the three months ended September 30, 1998, the Company had no revenues.

 OPERATING EXPENSES. Operating expenses include oil and gas production expenses, general and administrative expenses, depreciation, depletion and amortization. Oil and gas production expenses were $437,253 for the three months ended September 30, 1999, whereas the Company had no such expenses during the three months ended September 30, 1998. General and administrative expenses were $3,452,912 for the three months ended September 30, 1999, compared to $1,947,418 for the three months ended September 30, 1998, an increase of approximately 77% The principal factors that contributed to the increase from 1998 to 1999 were significant costs associated with the closure of several offices, a significant charge was taken for expenses related to the Company's Slovakian natural gas projects, a significant charge was accrued for a potential settlement of on going litigation and increased costs related to additional employees and use of consulting fees. Depreciation, depletion and amortization expenses were $772,535 for the three months ended September 30, 1999, compared to $13,153 for the three months ended September 30, 1998. The Company's interest in Big Horn was acquired at fair value, but due to low oil prices for the last eighteen months the actual book value of the investment was lower than fair value, requiring the Company to take an impairment charge. Under the full-cost method by which the Company accounts for its mineral interests in properties, costs of unproven properties are assessed periodically and any resulting provision for impairment would normally be charged to the proven property base. Because the Company has limited proven properties, if impairment charges are required, a portion of those charges may be charged to operations. The impact of such reassessment and resulting impairment charges could be significant during any particular period.

 INCOME TAXES. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $53 million as of September 30, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

 NET LOSS. The Company incurred net losses of approximately $4,949,511 and $1,437,300 for the three months ended September 30, 1999 and 1998, respectively. These losses were due in large part to a loss in securities held in several mineral projects, the absence of revenues, combined with continued expansion of the Company's activities. The Company has continued to make a concerted effort to control its administrative costs during the quarter. The Company did see a limited amount of revenue from one of its projects during the quarter ended September 30, 1999.

 Due primarily to the fluctuating economies of the Eastern European countries in which the Company has investments, the Company is subject to fluctuations in currency exchange rates that can result in significant gains or losses during any period. The net change in foreign currency translation adjustment, which is a component of accumulated other comprehensive loss, was a gain of $64,642 and loss of $297,369 during the three months ended September 30, 1999 and 1998, respectively. Net foreign exchange losses were recognized in operations and were $(2,567) and $(57,093) during the three months ended September 30, 1999 and 1998, respectively. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

 NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

 REVENUES. Through September, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the nine months ended September 30, 1999 reflect oil and gas sales of approximately $3,574,288. For the nine months ended September 30, 1998, the Company had no revenues.

 OPERATING EXPENSES. General and administrative expenses were $7,793,624 for the nine months ended September 30, 1999, compared to $6,205,134 for the nine months ended September 30, 1998, an increase of approximately 26%.
  The increase was primarily attributable to increased personnel and administrative expenses, additional costs associated with the closure of several offices and significant expenses associated with the Slovakian projects. Depreciation, depletion and amortization expenses were $1,578,480 for the nine months ended September 30, 1999, compared to $19,066 for the nine months ended September 30, 1998. The increase of $1,559,414 was attributable to the Big Horn properties that were amortized during the nine months ended September 30, 1999. Oil and gas production expenses were $1,043,140 for the nine months ended September 30, 1999, reflecting Big Horn production expenses. The Company had no production expenses during the nine months ended September 30, 1998.

 NET LOSS. The Company incurred a net loss of approximately $8,990,173 for nine months ended September 30, 1999, compared to a net loss of($5,720,220) for the nine moths ended September 30, 1998. The losses for both periods resulted primarily from the absence of revenues, together with the Company's ongoing operating expenses. The increase of $3,269,953 in net loss between the two nine-month periods was attributable primarily to the Company realizing losses on securities in several mineral property investments, a significant accrual for a settlement of ongoing litigation and increased costs in the administrative area. As indicated above, the Company is subject to fluctuations in currency exchange rates which may result in recognition in significant gains or losses during any period.
 The Company recognized $108,492 in gains and $67,507 in losses as a result of currency transactions during the nine months ended September 30, 1999 and 1998, respectively. The net change in foreign currency translation adjustment, which is a component of accumulated other comprehensive loss, was a loss of 338,820 and 145,560 for the nine months ended September 30, 1999 and 1998, respectively.

 CAPITAL AND LIQUIDITY

 The Company had an accumulated deficit of $52,654,303 at September 30, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At September 30, 1999, the Company had total current assets of approximately $9.5 million and total current liabilities of approximately $16.6 million, resulting in negative working capital of approximately $7.1 million. As of September 30, 1999, the Company's balance sheet reflected approximately $34 million in mineral interests in unproven mineral properties, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

 Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. The Company's financing activities provided net cash of approximately $6.7 million and $7.4 million during the nine months ended September 30, 1999 and 1998, respectively. Such net cash has been used principally to fund cumulative net losses of approximately $9 million and $5.7 million, respectively. During the nine months ended September 30, 1999 and 1998, the Company's operating activities used net cash of approximately $5.9 million and $6.9 million, respectively. A portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately $5.9 million and $5.8 million used in investing activities for the nine months ended September 30, 1999 and 1998, respectively, of which approximately $4.4 million and $4.1 million, respectively, was used in acquiring mineral interests.

 While the Company had cash of approximately $2.2 million at September 30, 1999, it has substantial financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. While the Company currently has sufficient cash to meet its short-term needs, it will require additional cash, either from financing transactions or operating activities, to meet its longer-term needs. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue experience further dilution of their percentage ownership of the Company.

 If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

 INFLATION

 The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary.
 Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe reflected in currency exchange losses, the Company has seen losses on its assets values in those countries.

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

 The first phase of the Project included hardware and software for the Company's U.S. financial reporting operations. During 1998, phase one was completed with hardware and software that has been tested and certified as Y2K compliant. Phase two focuses on the Company's offshore financial reporting systems and is expected to be operational in September 1999.

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

 COSTS TO ADDRESS Y2K ISSUES. As of Septmber 30, 1999, the Company had spent $50,000 on hardware and $25,000 for software in connection with the Project.

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

 CONTINGENCY PLANS.    The Company  has prepared documentation that could be
 used in the event of system and service disruption.

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

 PART II - OTHER INFORMATION


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

 On August 21, 1997, KUKUI, Inc. asserted a claim against the Company in an action entitled "KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division." KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop's Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability, and has filed a counterclaim against KUKUI and Bishop's Estate for breach of contract. The parties are engaged in settlement discussions and expect an agreement to be reached.

 For the 1992 year, the Kingdom of the Netherlands assessed a tax against the Company's operating subsidiary, GlobeGas in the amount of $911,051 even though it had significant operating losses. During the reporting period, the income tax liability was reduced on the financial statements of the Company due to fluctuations in exchange ratios. As of September 30, 1999, the income tax liability recorded in the Company's financial statements was $735,030. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

 ITEM 2 Changes in Securities and Use of proceeds

  RECENT SALES OF UNREGISTERED SECURITIES

      On November 4, 1999, the Company completed a private placement of 1,800 shares of Series C 6% convertible Preferred Stock to an accredited investor, resulting in net proceeds to the Company of approximately $1,651,500 to be used for general working capital. The private placement of the Series C 6% convertible Preferred Stock was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following based upon the following: (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute the such securities; (c) the investor was provided with copies of the Company's most recent Annual Report on Form 10-KSB and any and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

      During 1999, the Company completed two issuances of 1998 Series B Convertible Preferred Stock to an existing shareholder of the Company pursuant to the Subscription Agreement. The company sold an aggregate of 6,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $6,012,500. The private placements of the Series B Convertible Preferred Stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the Company's pre-existing relationship with the purchaser and representations and warranties provided by the purchaser.


 ITEM 6.   Exhibits and Reports on Form 8-K.

                   (a)  Exhibits - None

                   (b)  Reports on Form 8-K - none.


                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.


  Dated: November 15 , 1999         By:  /s/ Hank Blankenstein
                                       ------------------------
                                        Hank Blankenstein, Vice-President
                                        (Principal Financial and
                                        Accounting Officer)