Form 10-K
period 1999-12-31
EUROGAS INC
filed 2000-04-17
CIK 783209

_______________________________________________________
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
              PERIOD FROM _______________ TO  _______________

                             EUROGAS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


              UTAH                  33-1381-D           87-0427676
  ---------------------------   ------------------    ---------------
 (State or other jurisdiction  (Commission File No.)   (IRS Employer
      of incorporation)                             Identification No.)

                     942 East 7145 South, Suite 101A
                          Midvale, Utah  84047
                  -------------------------------------
    (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code:  (801) 255-0862

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, $0.001 par value                 None
       ---------------------------------     ----------------------------
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

           The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 31, 2000, based upon the closing bid price for the Common Stock of $1.125 per share on March 31, 2000, was approximately $101,238,432. Common Stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of March 31, 2000, the Registrant had 100,736,979 shares of Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Registrants Proxy Statement for the Registrants 2000 Annual Meeting of Shareholders are incorporated by reference in
      Part III of this Report

                          INDEX TO FORM 10-K


ITEMS 1 & 2.    BUSINESS AND PROPERTIES. . . . . . . . . . . . . . . 4

   GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
   SUMMARY DESCRIPTION OF CURRENT ACTIVITIES . . . . . . . . . . . . 4
   ACTIVITIES IN CANADA. . . . . . . . . . . . . . . . . . . . . . . 7
      Big Horn Resources Limited . . . . . . . . . . . . . . . . . . 7
      Beaver River Natural Gas Field . . . . . . . . . . . . . . . . 7
   ACTIVITIES IN POLAND. . . . . . . . . . . . . . . . . . . . . . . 8
      Polish Methane Gas Concessions . . . . . . . . . . . . . . . . 9
      Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields . . . 9
      Carpathian Nw Concession . . . . . . . . . . . . . . . . . . . 10
      Energetyka Lubuska Power Plant . . . . . . . . . . . . . . . . 10
      Zielona Gora Natural Gas Reservoirs. . . . . . . . . . . . . . 10
   ACTIVITIES IN UKRAINE . . . . . . . . . . . . . . . . . . . . . . 11
      Two Oil and Methane Gas Properties in Western Ukraine. . . . . 11
      Kamienska Natural Gas Reservoir. . . . . . . . . . . . . . . . 11
      Chemihivnaftogasgeologiya Project. . . . . . . . . . . . . . . 11
      Donetsk Coal Basis Methane Gas . . . . . . . . . . . . . . . . 11
      Coal-Bed methane Gas Projects. . . . . . . . . . . . . . . . . 13
   ACTIVITIES IN SLOVAKIA. . . . . . . . . . . . . . . . . . . . . . 13
      Slovakian Oil & Gas Joint Venture. . . . . . . . . . . . . . . 13
      Maseva Natural Gas Reservoir . . . . . . . . . . . . . . . . . 14
      Gemerska Talc Deposit. . . . . . . . . . . . . . . . . . . . . 15
   ACTIVITIES IN THE SAKHA REPUBLIC. . . . . . . . . . . . . . . . . 15
      TAKT Exploration Blocks Near Lensk . . . . . . . . . . . . . . 15
   ACTIVITIES IN SLOVENIA. . . . . . . . . . . . . . . . . . . . . . 16
   ACTIVITIES IN GERMANY . . . . . . . . . . . . . . . . . . . . . . 17
   DISCLOSURE OF OIL AND GAS OPERATIONS. . . . . . . . . . . . . . . 17
   COMPETITION . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
   EMPLOYEES AND CONSULTANTS . . . . . . . . . . . . . . . . . . . . 19
   OPERATIONAL HAZARDS AND INSURANCE . . . . . . . . . . . . . . . . 19
   OFFICE FACILITIES . . . . . . . . . . . . . . . . . . . . . . . . 19
   HISTORY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
   CERTAIN DEVELOPMENTS SINCE DECEMBER 31, 1999. . . . . . . . . . . 21
      Purchase, Loan and Merger Transactions with Teton Petroleum
       Company . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
      Issuance of Convertible Debentures . . . . . . . . . . . . . . 23
      Resignation of Chief Financial Officer . . . . . . . . . . . . 23
   WHERE YOU CAN FIND MORE INFORMATION . . . . . . . . . . . . . . . 23
   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS . . . 24

   FACTORS THAT MAY AFFECT FUTURE RESULTS . . . . . . . . . . . . . . 24
      Need for Significant Funds . . . . . . . . . . . . . . . . . . 24
      Absence of Revenues. . . . . . . . . . . . . . . . . . . . . . 25
      Existence of Default judgment. . . . . . . . . . . . . . . . . 25
      Exploration Risks. . . . . . . . . . . . . . . . . . . . . . . 25
      Lack of Infrastructure . . . . . . . . . . . . . . . . . . . . 26
      Political, Socio-Economic, and Other Location-Related Risks. . 26
      Future Licences. . . . . . . . . . . . . . . . . . . . . . . . 26

      SEC Investigation and Other Legal Matters. . . . . . . . . . . 26
      No Assurance of Commercial Production from the Company's
       Projects. . . . . . . . . . . . . . . . . . . . . . . . . . . 27
      Dependence on Officers, Key Employees, and Consultants . . . . 27
      Risk of Impairment of Recorded Value of Unproved Properties. . 27
      Risks of Adverse Weather . . . . . . . . . . . . . . . . . . . 27
      Volatility of Commodity Prices and Markets . . . . . . . . . . 28
      Operating Hazards and Uninsured Risks. . . . . . . . . . . . . 28
      Intense Competition in the Oil and Gas Industry. . . . . . . . 28
      Environmental Regulations. . . . . . . . . . . . . . . . . . . 28
      Shares Eligible for Future Sale. . . . . . . . . . . . . . . . 29
      Substantial Warrants, Options and Debentures Outstanding . . . 29
      Issuance of Additional Common Stock. . . . . . . . . . . . . . 29
      No Dividends . . . . . . . . . . . . . . . . . . . . . . . . . 29
      The Proposed Merger With Teton May Not Be Consummated. . . . . 30
      Issuance of Shares in the Merger Will Create Substantial
       Dilution. . . . . . . . . . . . . . . . . . . . . . . . . . . 30
      Properties Obtained As a Result of the Merger may Prove to
       Have No Value . . . . . . . . . . . . . . . . . . . . . . . . 30

ITEM 3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . 30

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . 33

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . 33
   MARKET FOR COMMON STOCK . . . . . . . . . . . . . . . . . . . . . 33
   DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 34
   RECENT SALES OF UNREGISTERED SECURITIES . . . . . . . . . . . . . 34

ITEM 6. SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . 34
   CERTAIN FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . 34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . 35
   GENERAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35
   RECENT DEVELOPMENTS . . . . . . . . . . . . . . . . . . . . . . . 36
   OUTLOO. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. 38

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . 38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . 38

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . 39

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . 39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 39

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

                          PART I

    This Annual Report on Form 10-K for the year ended December 31, 199
    9 (this "FORM 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), that involve risks and uncertainties.
    The reader is cautioned that the actual results of EuroGas, Inc.
    and its consolidated subsidiaries( "WE," "EUROGAS" or the "COMPANY") will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form
    10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "COMMISSION" or the "SEC") describing other factors that may affect future results of the Company.

    ITEMS 1 & 2.        BUSINESS AND PROPERTIES

    GENERAL

    EuroGas is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and other hydrocarbons. Eurogas has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to
    develop production.   Eurogas is also involved in co-generation and
    several mineral reclamation projects. Unless otherwise indicated in this Report, all dollar amounts are reflected in United States dollars.

    When used herein, the "Company" includes EuroGas, Inc., and its wholly owned subsidiaries, Euro Gas (UK) Limited, Danube International Petroleum Company ("DANUBE"), EuroGas GmbH Austria ("EG," previously
    OMVJ), EuroGas Polska Sp. zo.o. ("EUROGAS POLSKA") and Energy Global A.G. ("ENERGY GLOBAL"), and the subsidiaries of each of these subsidiaries, including GlobeGas B.V. ("GLOBEGAS"), Pol-Tex
    Methane, Sp zo.o. ("POL-TEX"), McKenzie Methane Jastrzebie Sp. zo.o. ("MMJ"), Energetyka Lubuska, Danube International Petroleum Holding B.V. ("DANUBE NETHERLANDS"), and the NAFTA Danube Association
    ("DANUBE SLOVAKIA").  See "--History."

             SUMMARY DESCRIPTION OF CURRENT ACTIVITIES

         Canada.

    The Company holds two oil and natural gas interests in Canada.
    The first is a 15% interest in the "Beaver River" natural gas project which is an attempt to reestablish commercial production in an old Amoco field now being explored and operated by Wascana Energy, a wholly-owned subsidiary of Canadian Occidental Petroleum Limited. The second is an equity interest of slightly more than 50% of the capital stock of Big Horn Resources Ltd. ("BIG HORN"), a Canadian full-service oil and gas producer. Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. See "--Activities in Canada."

         Poland.

    One of the Company's early projects was a coal bed methane gas concession in Poland that was sold in 1997, with a retained net profits interest, to a subsidiary of Texaco, Inc. ("TEXACO"). Texaco drilled six wells to complete its appraisal and evaluation of the concession and spent over $12 million, but determined not to proceed with the project due to early gas production figures received from the project which were considered un-economical. On March 19, 1999, EuroGas Polska entered into a purchase agreement providing for the acquisition of the Texaco coal-bed methane project in Poland in exchange for a payment in the amount of $175,000.
    The agreement is subject to approval by the Poland Ministry of Environmental Protection, Natural Resources and Forestry. The Company also has entered into joint venture arrangements to exploit other concessions in Poland which are not affected by the Texaco decision. The Company has subsequently been granted another concession in Poland and has also entered into several letters of intent with Ukrainian oil and gas concerns to expand potential exploration in the Ukraine.

    EuroGas Polska has created a consortium with National Power Plc., the largest power generation company in Great Britain, and with VEW Energie AG, a large utility company in Germany, to develop a power project in Zielona Gora (Western Poland). As an initial step the company "Energetyka Lubuska" was created and registered. The Company will submit the proposal to the Polish partner EC Zielona Gora as soon as privatization of existing plant will be completed. It is expected that Ministry of Treasury will make final decision on this matter in first half of 2000. The power plant is expected to deliver 180 Mega Watts of electricity and 180 Mega Watt Thermal (generated heat to be used for district heating system).

                          Separately  "Energetyka Lubuska"
                          executed a Letter of Intent to develop
                          new power plant in the area of the
                          biggest Polish oil Field BMB.  The
                          Company will construct the 5 MW power
                          plant using gas produced by BMB field
                          and sell electricity to de-sulfurisation plant owned by Polish Oil and Gas Company. It is expected that the plant will be developed before end of 2000.

                          In the fall of 1997, the Company entered into an agreement with Polish Oil and Gas Company ("POGC") to jointly explore
                          1.9 million acres in which POGC holds,
                          or has the right to acquire, oil and
                          natural gas interests.  The Company is
                          presently exploring for oil and natural
                          gas under this agreement in southeastern
                          Poland.  See "--Activities in Poland."

                                       Ukraine.

                          The Company has identified several
                          possible projects and is currently in
                          the process of completing a plan to
                          proceed in the Ukraine.  See
                          "--Activities in Ukraine."

                                       Slovakia.

                          The Company now has four projects in
                          Slovakia.  The first is a joint venture
                          to develop a natural gas field with
                          NAFTA Gbely a.s. ("NAFTA"), an energy
                          concern that was formerly part of the
                          Czechkoslovakian national oil and gas
                          company.  The second is the majority
                          ownership in an adjacent oil and gas
                          concession known as Maseva.  The third
                          is a project for the exploration for oil and gas reserves in the Carpathian Mountains adjacent to the Polish and Ukrainian borders. The fourth is a minority interest in development of a talc deposit; the majority interest being held by Belmont Resources, Ltd, a Vancouver British Columbia entity, which is affiliated with a director of EuroGas. See "--Activities in Slovakia."

                                       Sakha Republic.

                          In 1997, the Company acquired EuroGas
                          Austrian GmbH ("EG"), formerly known as
                          OMV (Jakutien) Exploration GmbH, from
                          OMV Group ("OMV"), Austria's largest
                          industrial company.  EJ holds a 50%
                          interest in a joint venture established
                          to explore for oil and gas in the Sakha
                          Republic in northeastern Siberia.  See
                          "--Activities in the Sakha Republic."

                          The following table provides a brief
                          summary of the principal projects in
                          which EuroGas is presently engaged.
                          These projects are described in greater
                          detail in the pages that follow the
                          table.

                         SUMMARY OF EXISTING EUROGAS PROJECTS


                                                  Ownership
     Country   Nature/Name of Project             Interest                 Status of Project
     -------   ----------------------             ---------                -----------------
     Canada    .Big Horn Resources Ltd.           51% Subsidiary           Producing 1,200 barrels
                                                                           of oil equivalent per day;
                                                                           proven reserves of 806,400
                                                                           barrels of oil equivalent at
                                                                           December 31, 1999.

              .Bear River Natural Gas Field       15%-Joint Venture        Drilling to Revive
                                                                           Abandoned Natural Gal
                                                                           Field.

     Poland   .Polish Methane Gas Concessions

               +Pol-Tex Concession (Nr. 134/93)   100%-Subsidiary          Shut-in Wells.
               +One Additional Concession         70%-Joint Venture        Early Exploration.
               +New 112 sq. km. Concession        100%-Subsidiary          Finalizing Agreement;
                                                                           Pre-Exploration.

               .Carpathian Flysh/Foredeep Oil     100%-Subsidiary          Evaluating Seismic Data
                and Gas Field                                              Prior to Drilling.

               .Carpathian New Concession         Agreement tentatively
                                                  securing right to        Seeking final grant of
                                                  develop                  concession to explore
                                                                           1,100,000 acres in South-
                                                                           Eastern Poland

               .Energetyka Lubuska                100%-Subsidiary          Government Evaluating
                                                                           Proposal to Construct.

               .Zielona Gora Natural Gas          12.5%-Subsidiary         Negotiating Joint Venture;
                Reserviors and Plant                                        Pre-Exploration.

Ukraine        .2 Oil and Methane Gas Properties  70%-Joint Venture        Letter of Intent of Acquire;
                in Western Ukraine                                          Pre-exploration.

               .Kamienska Natural Gas Reservoir   Operation Agreement w/   Pre-exploration; Partners
                                                  State-owned Company       have studied reserves.

               .Chemihivnaftogasgeologiya Project Operation Agreement w/   Studying Reservoir.
                                                  Ukranian Oil Company

               .Donetsk Coal Basin Methane Gas    50%-Joint Venture        Testing/Drilling estimated
                                                                           2000

               .300 sq. km. Coal-Bed Methane Gas  50%-Joint Venture        Testing/Drilling estimated
                Project                                                    2000.

Slovakia       .Slovakian Oil & Gas Joint Venture 50%-Joint Venture        Testing/Drilling (some
                 Trebisov Natural Gan Reservoir                            proved reserves; title
                                                                           issued).

               .Maseva Natural Gas Reservoir      67.5%-Joint Venture      Pre-Exploration.

               .Gemerska Talc Deposit             23%-2nd Tier Subsidiary  Testing Complete; Seeking
                                                                           Financial for Development.


Sakha          TAKT Exploration Blocks Near       50%-Joint Venture        Exploring Property Using
Republic        Lensk                                                       Seismic Techniques.

Slovenia       .Operating Lubricant Refinery      Agreement to Purchase    Negotiations in Process.

Germany        .Convertible Loan to Seiler Toxic  $500,000 Loan            Loan due May 28, 1999;
                Waste Company                                              Ability to collect is
                                                                           uncertain.



                          ACTIVITIES IN CANADA

                                            Big Horn Resources
                          Limited

                          On October 5, 1998, EuroGas entered into a stock purchase agreement with Oxbridge Limited, Rockwell Limited, and Conquest Financial Corporation, three individual shareholders of Big Horn Resources Limited ("BIG HORN") and EuroGas referred to herein collectively as "ORC." ORC had the right to purchase 10,000,000 shares of Big Horn common stock at $0.42 U.S. ($0.65 Canadian) per share. Under the terms of the stock purchase agreement and a stock subscription agreement, EuroGas acquired the rights of ORC to purchase 8,500,000 shares of Big Horn common stock and paid Big Horn $4,205,500 U.S. ($6,500,000
                          Canadian) on October 17, 1998.  After
                          receiving approval of the transaction
                          from the Toronto Stock Exchange in
                          January 1999, Big Horn issued 8,500,000
                          Big Horn common shares to EuroGas and
                          issued 1,500,000 Big Horn common shares
                          to ORC. The 1,500,000 shares were paid
                          for by EuroGas but were issued directly
                          to ORC as a finder's fee. In addition,
                          EuroGas paid ORC $500,000 U.S. as a
                          finder's fee and for an option to
                          purchase an additional 3,000,000 Big
                          Horn common shares at $0.53 U.S. ($0.80
                          Canadian) per share from ORC and to
                          purchase warrants held by ORC to acquire
                          2,000,000 Big Horn common shares at
                          $0.97 U.S. ($1.50 Canadian) per share
                          from Big Horn.

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

                          As a result, the Company has slightly
                          more than a 50% interest in Big Horn.
                          Big Horn currently has production
                          equivalent to approximately 1,200
                          barrels of oil equivalent per day. At
                          December 31, 1999, Big Horn had
                          estimated proven reserves of
                          approximated 806,400 barrels of oil and
                          7,772,800 mcf of natural gas. Its
                          estimated net future discounted cash
                          flows at December 31, 1999 were
                          approximately $12.4 million U.S.  See
                          "Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations".

                          During 1999, Big Horn acquired the
                          assets of Edinburgh Resources, Ltd. for
                          approximately $1,700,000 U.S.
                          ($2,480,000 Canadian). Edinburgh's
                          assets include various working interests in producing natural gas properties located north of Calgary, Alberta Canada, and a gas processing facility.

          Beaver River Natural Gas Field

    In October 1997, the Company entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia. The gas field was originally discovered and developed by Amoco Canada in the 1960s and was one of the largest producing gas fields in British Columbia, producing at a daily rate of approximately 250 to 300 MMcf. Technical problems, due to over production of natural gas, led to excess water production and Amoco shut-in the field in 1978. In 1997 Wascana, a subsidiary of

    Canadian Occidental Petroleum, entered into an agreement to attempt to reestablish commercial natural gas production in the project using up-to-date technology. The contracting parties amended the terms and structure of the transaction to some degree so that the Company has exercised a portion of its option by first purchasing 993,333 units of United Gunn Resources, Ltd. (one share of common and one warrant), for a total of approximately $950,000. United Gunn Resources, Ltd. holds an approximately 12% working interest in the project. In April 1998, the Company entered into an Asset Exchange Agreement with Beaver
    River Resources, Ltd., pursuant to which the Company has subsequently acquired all of the issued and outstanding shares of Beaver River Resources, Ltd. Beaver River Resources, Ltd. currently owns a direct 16% percent working interest in the project.

                The operator of the Beaver River property, Wascana, is a wholly-owned subsidiary of Canadian Occidental Petroleum Ltd. Since April 1997, Wascana has re-completed one of the two extraction wells on the field and a new salt water disposal well next to the B-2 well. Drilling operations have moved to a second well site to complete a work-over of that well. However, once Wascana has spent all amounts required to earn its interest, the parties will be bearing their relative percentages of the cost. The Company expects that its carrying costs, directly and indirectly, will be approximately $16,000 per month as Wascana has notified the parties that it had spent $20,000,000 CDN through the end of December 31, 1998. In early March of 1999, Wascana informed the parties that it has begun test production on one of the re-completed wells.

                ACTIVITIES IN POLAND

                The Company believes that Poland offers an attractive environment in which to explore for and develop methane gas. The Republic of Poland is bordered on the north by the Baltic Sea and Russia, on the west by Germany, on the south by the Czech Republic and Slovakia and on the east by Lithuania, Belarus, and Ukraine. Poland is comprised of approximately 120,000 square miles, with a population of approximately 40 million people. Between 1945 and 1989, Poland's communist political and economic systems were directly influenced by the former Soviet Union.
                In 1989, Poland peacefully asserted its
                independence and adopted a new constitution, which established a parliamentary democracy, and began Poland's transition to a market-based economy.

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

                Polish Methane Gas Concessions

                In January 1993, the Company's wholly-owned subsidiary, Pol-Tex, was awarded exploration rights for coal bed methane gas in a concession located in the Upper Silesian Coal Basin in Poland (the "POL-TEX CONCESSION"). In September 1993, the Company's wholly owned subsidiary, GlobeGas, entered into a joint venture agreement with Rybnicka Spolka Weglowa SA to form McKenzie Methane Ribnik Sp. zo.o. ("MMR") to exploit a second concession located in the Upper Silesian Coal Basin. In March 1996, the Company's 85%-owned subsidiary, McKenzie Methane Jastrzebie Sp. zo.o. ("MMJ"), entered into a joint venture agreement relating to a third concession in the same area. These three concessions (the "POLISH CONCESSIONS") cover approximately 92,000 acres in south central Poland.

                In August 1997, the Company completed an
                agreement with a Texaco subsidiary to sell the Pol-Tex Concession, the largest of the coal bed methane gas concessions held by the Company, to Texaco in exchange for an initial payment of $500,000. The transaction included the sale of assets and equipment having a fair market value of approximately $200,000. Subsequent to the sale, Texaco drilled six exploratory wells on the Pol-Tex Concession to complete its appraisal and evaluation of the concession and spent over $12 million. However, Texaco determined not to proceed with the project due to early gas production figures received from the project which were considered uneconomic for Texaco. As a result, Texaco elected to curtail its Polish
                operations.   On March 19, 1999, EuroGas Polska
                and Texaco executed a purchase agreement
                providing for Texaco's transfer of the usufruct agreement to EuroGas Polska in exchange for a payment of $175,000. The agreement is subject to approval by the Ministry of Environmental
                Protection, Natural Resources and Forestry.   In
                addition, the Company granted Texaco a right of first refusal to acquire control of the Company's MMR and MMJ coal bed methane concessions in Poland, at a price to be determined either by the parties or a third party appraiser. For now, the Company will continue to operate the MMR and MMJ concessions.

                EuroGas Polska currently anticipates that it will place seven wells in test production on the Pol-Tex Concession before the end of 2000. Because these wells were previously drilled by Texaco and Pol-Tex, EuroGas Polska anticipates that the cost of putting these wells into production will be approximately $800,000.

                As of December 31, 1999, the Company re-evaluated its estimate of net cash flows from the Pol-Tex
                Concession and recognized an impairment of $7,217,426 impairment against the Pol-Tex concession.

                On October 13, 1997, the Company received an additional concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 112 square kilometer coal bed methane concession located near MMJ concessions. The Company conducted a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The agreement requires expenditure of $40,000 per year pending completion of a feasibility study and negotiations with third parties for the eventual purchase of natural gas if found. In addition the plan of development for the drilling works was prepared. The plan calls to drill three exploratory wells in 2000.

                Carpathian Flysch and Tectonic
                ForeDeep Oil & Gas Fields

                On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil & Gas ("POGC") to undertake additional appraisal and development activities for a large area located in the Carpathian Flysch and tectonic Foredeep areas of Poland. The agreement contemplates a total expenditure by the Company of $15 million over a three-year period. The parties established a joint team whose initial work is the interpretation of the data generated by a $1.5 million wide-line seismic work program which was conducted in the Rymanow-Leske area of the Carpathian Mountains in southeastern Poland. In the framework of the agreement, a study for the Rymanow-Lesko block (southeastern Poland) was prepared. The results of the study, based on the seismic exploration and geological evaluation, identified substantial potential for oil and gas accumulations exceeding 50 billion cubic meters of gas and 60 million barrels of oil. The potential reserves estimates are those of POGC and its engineering staff and have not been independently verified by the Company. The processing of wide line seismic for the area of Rymanow-Lesko has been concluded. The final report from POGC was received.

                       Carpathian New Concession

                On December 20, 1999, the Company executed an usufruct agreement with the Poland Ministry of Environmental Protection, Natural Resources and Forestry. This agreement tentatively secures the exclusive rights to explore for and develop hydrocarbons in the area of over 1,100,000 acres in South-Eastern Poland. The Company expects that the final concession will be granted in first half of year 2000. The Company currently anticipates that it will drill the first well in the spring of 2001. The technical team expects to use the interpreted data to select the site for drilling a deep well up to the depth of 5,000 meters.

                Since the Company does not currently have the funds necessary to meet the proposed development budget, it may seek to obtain an established industry partner to participate in the proposed joint venture. There can be no assurance that the Company will be able to do so or that such participation would be on terms favorable to the Company.

                       Energetyka Lubuska Power Plant

                In February of 1999, the Company formed a
                consortium with National Power Plc. (the largest power generation company in the UK) and with a large German utility company, VEW Energie AG, to develop a power generation project in Zielona Gora, Western Poland. Pursuant to the agreement, the Company has created a joint venture company "Energetyka Lubuska." The venture submitted an offer to regional power company EC Zielona Gora to build a gas-fired combined heat and power plant. The proposed power plant has been designed to deliver up to 180 Mwe and 80MWt. The Company currently anticipates that the total investment required to develop the project will be approximately $150 million. Of that amount, it is proposed that National Power Plc. and VEW Energie AG will pay approximately 55% and 37.5%, respectively, of the total project costs. Although the Company currently owns 100% of the venture, once funding has commenced, it is expect that National Power Plc will own 50%, VEW Energie AG 37%, and the Company 12.5% of "Energetyka
                Lubuska."   It is expected that the Company will
                be required to pay approximately 7.5% of the project cost.

                Separately  "Energetyka Lubuska" executed a
                Letter of Intent to develop a new power plant in the area of the biggest Polish oil Field BMB. The Company will construct the 5 MW power plant using gas produced by BMB field and sell electricity to de-sulfurisation plant owned by Polish Oil and Gas Company. It is expected that the plant will be developed before end of 2000.

                       Zielona Gora Natural Gas Reservoirs and Plant

                The Company has executed a memorandum of understanding with Erdol und Erdgas Gommern, ("EEG"), a unit of Gaz de France, Paris, and Bayernwerk/VIAG of Munich, Germany, to enter into negotiations to develop several sizable proven gas reservoirs in Western Poland and to build gas treatment facilities and gas transmission systems to supply natural gas to the power plant in Zielona Gora. The agreement calls for creation of a 50/50 joint venture with the Polish partner.
                 The Company presently anticipates that the
                project will need an investment of approximately $80 million, in addition to the $40 million already invested by Polish O&G Co.

                ACTIVITIES IN UKRAINE

                Two Oil and Methane Gas
                Properties in Western Ukraine

                EuroGas has entered into a letter of intent with an Ukrainian state-owned company, Zahidukrgeologia, to acquire 2 Ukrainian oil and gas properties, which include both standard oil and gas and coal bed methane projects located in the western Ukraine. The Company has not yet undertaken exploration of such properties and has no definitive plans with respect to exploration.

                 Kamienska Natural Gas Reservoir

                The Company has signed joint operation agreements with each of ZahidUkrGeologyia and Chemihivnaftogasgeologyia. The joint operation agreement with ZahidUkrGeologyia calls for study and development of Kamienska natural gas reservoir with potential reserves exceeding 20 billion cubic meters. The projected reserves are those of ZahidUkrGeologyia and its engineers, and have not been independently verified by the Company. The Company has not yet undertaken exploration of such properties and has no definitive plans with respect to exploration.

                 Chemihivnaftogasgeologiya Project

                The joint operation agreement with
                Chemihivnaftogasgeologiya calls for evaluation of two potential reservoirs, the Selukivska oil reservoir, with potential reserves exceeding 100 million barrels, and the Pivdinno-Berestivska oil-gas-condensate reservoir. In addition, the Company will conduct exploration works for U-prospect in the Donetsk-Dniepr Depression. According to Ukrainian engineering estimates, these multiple oil and gas exploration concessions contain potential oil reserves exceeding 1 billion barrels, in place, and potential total gas reserves exceeding 500 billion cubic meters, in place. The projected reserves are those of Chemihivnaftogasgeologiya and its engineers, and have not been independently verified by the Company. The Company has not yet undertaken exploration of such properties and has no definitive plans with respect to exploration.


                Donetsk Coal Basin Methane Gas

                In October 1998, the Company formed a joint venture, EuroDonGas, with MGO (Ukrainian Mining Company) to explore and develop coal bed methane and natural gas reservoirs in the Donetsk Coal Basin. MGO engineering documentation places the potential recoverable reserves in excess of 20 billion cubic meters to a depth of 1500 meters. Such estimates have not been independently verified by the Company. The first exploration well in the concession area is expected to be drilled in the first quarter of 2000.

                The Company has also executed an agreement to create a new joint venture with a private Ukrainian company, Vuhlegas. The project is a coal-bed methane recovery and utilization operation. The concession area is approximately 300 square km. Vuhlegas estimates that the area contains 6-10 Tcf of natural gas. Such estimates have not been independently verified by the Company. A foundation of the a joint venture company Eurovuglegas was created in December 1998. The joint venture will create an equal partnership between EuroGas and Vuhlegas after the payback of the investment. EuroGas will receive 70% of the revenues until the payback is complete. The joint venture will drill six coal bed methane/gas wells in the area of Gorska mine (Donetsk area) as a part of a program to be financed by Global Environmental Fund of the World Bank. This program is expected to be completed in 2000.

                 Coal-Bed Methane Gas Projects

                The Company also is in the process of developing coal bed methane in Western Ukraine. The first well was drilled to the depth of 850 meters. The results obtained from drilling are promising and currently the Company proceeds with further tests.

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

                Slovakian Oil & Gas Joint Venture

                As part of its effort to diversify and expand its interests in Europe, in July 1996, the Company acquired Danube International Petroleum Company ("DANUBE"), which held rights to participate in exploration for natural gas in Slovakia and the Czech Republic. See "--History." Since the acquisition, the Company has focused its efforts on the development of the Slovakian project, and abandoned its interest in the Czech Republic during 1997. Danube is a partner in a joint venture agreement (the "SLOVAKIAN OIL & GAS JOINT VENTURE") with NAFTA Gbely A.S. ("NAFTA"). The principal focus of the Slovakian Oil & Gas Joint Venture is natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin which covers large parts of Hungary and the southeastern part of Slovakia

                The activities of the Slovakian Oil & Gas Joint Venture are conducted pursuant to a four-year exploration permit granted on April 24, 1995 (the "LICENSE"). As it continues its exploration and development on the area subject to the License, the Slovakian Oil & Gas Joint Venture will seek to acquire additional permits that have not yet been granted. The Company is presently in discussions with officials of NAFTA and Slovakian Governmental officials to discuss extension of or re-issue of the present License, which has expired. Early negotiation indicate low risk potential for License not to be extended or re-issued. Prior to the Company's acquisition of its interest in the Slovakia Oil & Gas Joint Venture, eleven wells were drilled in the area covered by the License. All of these wells had gas shows, although none were completed for commercial production. The Company believes that new wells can be drilled offsetting the old wells and that, if the new wells have similar gas shows, they can be completed with routine techniques that now exist for the recovery of gas from these types of formations.

                The Slovakian Oil & Gas Joint Venture drilled its initial well, Trebisov 5R, in what is known as the South Cluster. In the course of such drilling, the Company encountered a 980 meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep). In December of 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMCF") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("PSI") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a flowing
                pressure of 275 psi.   The preliminary testing ,
                conducted by Slumberger, a well known oil and gas service company, was conducted prior to the cleaning up of the well and removing water from the well.

                Based upon the initial test results, the Company has engaged Ryder Scott, a leading petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The joint venture also completed a 148 sq. km. Three-dimensional seismic survey covering the South Cluster and a prospective area to the north. A survey to map anomalous concentrations of gas in the surface soil samples was completed in the licensed acreage to highlight areas for new seismic surveys. In 1998, the Slovakian Oil & Gas Joint Venture completed the remaining three wells of the six wells planned for initial drilling. No drilling is planned in the licensed area during 2000.

                Under the terms of the joint venture agreement, the Company was obligated to provide 75% ($4.98 million) of the projected initial test phase funding of $6.64 million (including seismic testing) and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million All funds required for the initial test phase have been expended and the drilling is now being paid 60% by the Company and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, additional funds will be paid 50% by the Company and 50% by NAFTA. The current projections indicate that this limit will be exceeded during 2000.

                During March 1998, the Company was informed by NAFTA that there may be certain title problems related to areas of mutual interest proposed to be explored and developed by the Slovakian Oil & Gas Joint Venture outside of the Trebisov area. All of the wells drilled by the Company to date are located in the Trebisov area and the Company is not aware of any title problems in that area. The disputed area is located in the southern portion of the property covered by the designations contained in the joint venture agreement and was subject to a competing claim of ownership by a private Slovakian company. To the extent that the Slovakian Oil & Gas Joint Venture does not have the right to explore certain areas as previously contemplated, the Company's expansion beyond the Trebisov area may be limited. The Company has notified the former shareholders of Danube of a claim against them by reason of this recent problem. See "Item 3. Legal Proceedings."

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

                Maseva Natural Gas Reservoir

                The Company recently completed an agreement with NAFTA to acquire a majority interest in an oil and gas concession adjacent to the Trebisov concession. The new concession, known as Maseva, has overlapping claims with the Company's other concessions and the Company expects to conduct appraisal and exploration work in the Trebisov area during 2000. The Company completed exploration work consisting of a survey to map anomalous concentrations of gas in surface soil samples to define areas for new seismic surveys. The Company plans to conduct a three dimensional seismic survey during 2000. The approximate cost will be $1.5 to $2.5 million. Based upon the survey results, the Company intends to draft a comprehensive development plan. No drilling is planned in the licensed area during 2000.

                The Maseva agreement provides for the Company's acquisition of the Maseva interest in exchange for the issuance of 2,500,000 shares of the Company's common stock and the grant of two-year warrants enabling the holder to purchase up to 2,500,000 shares of the Company's common stock for $2.50 per share (adjusted from an original $5.00 per share warrant price because of the decline of the price of the Company's common stock.) The division of the working interest for this territory will now be 67.5% for the Company, rather than the 50% split which governs the adjacent Trebisov joint venture, provided that the Company carries the cost of drilling the first two wells in the previously disputed area.

                By the purchase of the Maseva concession, the Company believes it will solve any title problems it had with its original venture and acquire additional property. The Company has notified the former shareholders of Danube of a claim against them by reason of the requirement to pay additional consideration for concession interests originally represented as owned by Danube.

                In September of 1998, the Company acquired a 51% interest in Envigeo s.r.o., a Slovakian private company which owns a 2,300 square kilometer appraisal and survey concession in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. This region extends into Poland and Ukraine, where extensive discoveries of oil and gas have been found. The acquisition was made from McCallan Oil and Gas GmbH of Austria. The total price for the 51% participation interest was $1,500,000, consisting of an initial payment of $500,000, which was made in September 1998, and the balance of $1,000,000, which was paid in December 1998. McCallan Oil has spent over $300,000 in exploratory activities.

                Gemerska Talc Deposit

                In March 1998, the Company acquired a 55% interest in RimaMuran s.r.o. ("RIMAMURAN"), a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o., the operator which holds the Gemerska Talc Deposit located in Roznava, Slovakia, approximately 50 kilometers west of Kosice in eastern Slovakia. Belmont Resources, Ltd, a Vancouver British Columbia entity which is affiliated with a director of EuroGas, holds the remaining ownership interest in Rozmin s.r.o. which holds the interest in the Gemerska Talc Deposit. Exploratory holes drilled between 1987 and 1994 confirmed the existence of a large talc deposit located approximately 350 meters, or 1150 feet, below the surface. The Feasibility study was prepared by one of Germany's leading engineering groups, Hansa GeoMin Consult, GmbH for DEG (Deutsche Investitions- u. Entwicklungsgesellschaft mbH). RimaMuran has the obligation to fund 43% of the projected $12 million of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will be provided by the Company.

                The Company's majority owned subsidiary,
                RimaMuran, and the other joint venture
                participants have continued to work on the Gemerska Talc Deposit. The Company's believes the exploitation of the talc deposit will be particularly favorable due to a strong feasibility study and, the willingness of DEG, a wholly-owned financing subsidiary of the German government, to participate. The joint venture has negotiated a non-recourse financing package which would give DEG a 10% equity participation in the project in exchange for financing of which 9% would be contributed by RimaMuran and 1% by Belmont.. The completion of the loan package is subject to the receipt by DEG of a guarantee from certain entities to purchase a portion of the mined talc. To date, the Company has advanced a total of $1,433,651, in the way of shareholder loans and other forms of investment, to RimaMuran to fund its participation in the project.

                During the fourth quarter 1998, Rosmin s.r.o. entered into discussions with Lucenac, a member of the Rio Tinto Group, which is considered to be the largest mining company in the world. As a result of these discussions, Lucenac has asked for drilling of two more core holes in order to confirm previous test results and the data that is contained in the feasibility study that was done by Thyssen and Dorfner.

                ACTIVITIES IN THE SAKHA REPUBLIC

                The Republic of Sakha(Yakutia) (often referred to as "Yakutia" in English and as "Jakutien" in German) is thinly populated (just over 1,000,000 people) and covers approximately 3,100,000 square kilometers that the United States Geological Service has rated as extremely rich in natural resources. There has been limited commercial exploitation of hydrocarbons in Yakutia and current production is generally limited to providing fuel for heat and energy to local urban and industrial complexes, partly because of the general remoteness of the area and the poor transportation network currently in existence. Since 1991, the Yakutian government has put in place an economic and legal system that is designed to encourage foreign investment and the export of hydrocarbons. The Company's interest in acquiring EG was based in large part on the Company's belief that EG's joint venture operations are well-positioned to participate in the potential international gas export project which has been envisioned pursuant to feasibility studies conducted by Korean, Chinese, and Japanese consortiums.

                TAKT Exploration Blocks Near Lensk

                On June 11, 1997, the Company acquired all of the issued and outstanding stock of OMV (Jakutien) Exploration GmbH from OMV A.G., Austria's largest industrial concern, in exchange for (a) the payment of $6,252,754, (b) the grant of an option to acquire up to 2,000,000 shares of the Company's common stock at a per share exercise price of $4.00 to $6.00 on yearly sliding scale
                (c) a five percent interest in the acquired company's net profits from identified preliminary oil and gas licenses, and (d) a one percent interest in the gross production of the TAKT Joint Venture outside such licenses. In January of 1999 the subsidiary's name was changed to EuroGas Austria GmbH ("EG").

                EG's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of Yakutia. The conversion of TAKT to a joint stock company with limited liability was approved by the Company and Sakhaneftegas on December 1, 1997 and is expected to be finalized in the first half of 2000. TAKT was formed to appraise, explore, and develop, and, when appropriate, export oil and gas reserves, in two large areas of interest located in Yakutia. Yakutia has the largest land area of the members of the Russian Federation and is located in the far eastern portion of what was formerly the Soviet Union. TAKT has negotiated a detailed agreement with Yakutia and the Russian Federation for the exploration, production, and development of hydrocarbons located in the areas of interest.

                TAKT currently holds two exploration blocks located near the city of Lensk, which cover approximately 21,300 square kilometers (approximately 8,225 square miles) located in the southeast section of the East Siberian platform or East Siberian Basin. An application to extend the two exploration licenses for an additional 20 years was submitted to the Sakha Ministry of Justice in January 1998. TAKT also holds rights of first refusal on Sakha oil and gas projects offered by Sakhaneftegas to third parties. TAKT has been conducting activities within the two blocks for the past six years, employing modern seismic and exploration techniques with encouraging results. The exploration for and, if justified, the production of, hydrocarbons, in Yakutia is made more difficult by the climatic conditions, the general remoteness of the area, and the lack of infrastructure. The area is subject to extreme arctic conditions and does not have any facilities for transporting hydrocarbons to existing markets. The Company's ability to exploit any potential benefit from this project will rely in part on the activities of other independent entities in constructing the necessary infrastructure and establishing markets for hydrocarbons.

                Principal work undertaken by TAKT during 1998 consisted of reprocessing 1700 kilometers of seismic lines. The reprocessing work was completed in January 1999 by Yakutskgeofisika, the geophysical arm of Sakhaneftegas, in Yakutsk.
                 TAKT has completed a preliminary interpretation
                of the first 400 kilometers of reprocessed data
                in the vicinity of the 314-2 well that
                successfully tested gas in a large structure in 1992. A pilot survey was conducted in the vicinity of this well to test the applicability of a soil sampling method for detecting anomalous concentrations of gas in surface soils. Results are expected in the next 90 days.

                The Company presently anticipates that during 2000 TAKT will complete the interpretation and mapping of the reprocessed seismic lines and will select a well location. The date for commencement of this well will depend on technical discussions with local drilling contractors and the ability of Sakhaneftegas to provide its 50% contribution to the well cost. If the results of the above mentioned soil survey are positive, a new survey will be planned to cover an extensive part of the license area.

                ACTIVITIES IN SLOVENIA

                During 1999, the Company entered into an arrangement to purchase and interest in an operating lubricant refinery facility in Slovenia. At present, the company that controls the refinery, "Mapetrol," is owned by the Slovenian government. In order to participate, the Company was required to fund a letter of credit in the amount of $359,760 (which cash bond is refundable if the transaction is not completed). It is anticipated that the privatization will take a number of months, after which additional cash and stock will be required to finance the total package, all the details of which have yet to be negotiated. The refinery is presently producing high quality lubricating oils that have wide distribution potential.

                ACTIVITIES IN GERMANY

                The Company has provided a short term loan to Seiler Trenn-Schmelzanlagen Betriebs GmbH of Freiberg, Germany ("SEILER"). Seiler specializes in toxic waste disposal using a proprietary methodology. Seiler presently has an operating plant in Freiberg. The Company loaned Seiler $500,000 that was due and payable on May 28, 1999. The note has not been repaid, and its collectibility is uncertain. The Company is presently evaluating the possibility of proceeding with a possible equity investment into Seiler, which would likely consist of conversion of the existing the loan to equity. Seiler TSB GmbH is a subsidiary of Seiler SPCS Inc., a U.S. corporation.

                During 1999, the Company made an investment of $600,000 into Hansa GeoMin Exploration Ltd. of Duisburg, Germany. Hansa GeoMin Exploration Ltd. is involved in numerous mineral reclamation projects, particularly gold, on the African continent. During the third quarter of 1999, the Company recognized an impairment of the full value of such investment.

                DISCLOSURE OF OIL AND GAS OPERATIONS

                Reserves Reported to Other Agencies. No reserves were reported to any other Federal agency or authority for the year ended December 31, 1998 or for the year ended December 31, 1999.

                Oil and Gas Production and Production Costs.
                The following table sets forth the average sales price per unit of oil and gas produced and the average production cost per unit of production. During the following periods, oil and gas production related solely to operations in Canada.

                                   For the year ended       For the year ended
                                   December 31, 1999        Decembmer 31, 1998
                                   -----------------        ------------------
Average sales prices

Liquids, per barrell                     $13.56                       $9.02
  Natural Gas per thousand cubic
    feet (Mcf)                           $ 1.55                       $1.51
Average production cost, per
  barrell of equivalent oil (1)          $ 3.90                       $3.13


         (1) Natural gas converted to barrels of equivalent oil at a rate of 10 mcf = 1 barrel of equivalent oil.

                Except for the oil and gas produced by Big Horn
                Resources, Ltd. in Canada and described above, the Company has not produced any gas or oil in any geographic area during its history.

                Productive Wells.   The following table sets
                forth the number of gross productive wells and net productive wells in which the Company has a working interest.


                  PRODUCTIVE OIL AND GAS WELLS AT DECEMBER 31, 1999


                           Production Oil Wells(1)   Production Gas Wells(1)
                           ------------------------  ----------------------
                           Gross(2)      Net(2)      Gross(2)   Net(2)
                           --------      ------      --------   ------
Canada                         57         15.8           43     10.0
Eastern Europe and Russia       -            -            -        -
Total                          57         15.8           43     10.0



         (1)           Includes wells producing or capable of
                       producing and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.

         (2)           Gross wells include the total number of
                       wells in which the Company has an interest.
                       Net wells are the sum of the Company's
                       fractional interest in gross wells.

              Developed and Undeveloped Acres. -- An acre is deemed to be developed if wells have been drilled on such acre to a point that would permit the production of commercial quantities of oil. The following table sets forth the number of gross and net developed and undeveloped acres in which the Company has a working interest.

                              ACERAGE (*) AT DECEMBER 31, 1999


                                     Undeveloped               Developed               Total
                              ------------------------      ---------------     --------------------
                                 Gross          Net          Gross     Net        Gross          Net
                              ---------      ---------      ------    -----     ---------      ---------
Canada                           18,244          6,719      22,500    8,000        40,744         14,719
Eastern Europe and Russia     6,444,506      3,586,671           -        -     6,444,506      3,586,671
Total                         6,462,750      3,593,390      22,500    8,000     6,485,250      3,601,390


         (*) Gross acreage includes the total number of acres in all tracts in which the Company has an interest. Net acreage is the sum of the Company's fractional interests in gross acreage.

                Drilling Activities.  The following
                table sets forth the number of development wells (productive and dry) and exploratory wells (productive and dry) for which drilling was completed during each of the four years ended December 31, 1999, 1998, 1997 and 1996.


                                   DRILILNG ACTIVITIES

                        Development Wells Drilled     Exploratory Wells Drilled
                         ------------------------      -----------------------
                         Productive        Dry         Productive     Dry
                         Wells(2)        Wells(1)      Wells(2)       Wells(1)
                         ----------      --------      -----------    --------
For the Year Ended
December 31, 1999:
     Canada                 1.2            0.1            3.6            0.5
     Eastern Europe
     and Russia               0              0              0              0

     Total                  1.2            0.1            3.6            0.5


For the Year Ended
December 31, 1998:
     Canada                 0.4              0            0.9              0
     Eastern Europe
     and Russia               0              0              0              0

     Total                  0.4              0            0.9              0

For the Year Ended
December 31, 1997:
     Canada                   0              0              0              0
     Eastern Europe
     and Russia               0              0              0           12.0

     Total                    0              0              0           12.0

For the Year Ended
December 31, 1996:
     Canada                   0              0              0              0
     Eastern Europe
     and Russia               0              0              0              0

     Total                    0              0              0              0



         (1)          A dry well is any well found
                      to be incapable of producing either oil
                      or gas in sufficient quantities to justify completion as an oil or gas well.

         (2)          A productive well is any well other than a dry well.


                   As of April 14, 2000, the Company and its wholly- or partially-owned subsidiaries are presently in the process of drilling (including wells temporarily suspended but not those for which drilling is planned) the following exploratory and developed wells.

                       Development Wells Drilling   Exploratory Wells Drilling
                            --------------------        --------------------
                            Gross            Net        Gross            Net
As of December 31, 1999
     Canada                   1.0            0.5          2.0            1.1
     Eastern Europe and
       Russia                 6.0            3.0          1.0            0.5

     Total                    7.0            3.5          3.0            1.6



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

                EMPLOYEES AND CONSULTANTS

                As of December 31, 1999, the Company had two administrative employees located in Salt Lake City, Utah; three administrative employees located in London; and six technical and field workers in Poland. The Company's four principal consultants are located in Europe. None of the Company's employees is represented by a collective bargaining organization, and the Company considers its relationship with its employees to be satisfactory. In addition to its employees, the Company regularly engages technical and other consultants to provide specific geological, geophysical, and other professional services. Because the Company has concentrated primarily on acquiring concessions for later exploitation rather than operating them during 1999, the Company has relied principally on consultants who are paid one-time fees for their work and assistance. The Company expects to rely substantially on consultants through 2000 but expects thereafter to rely more on employees and permanent operating personnel.

                OPERATIONAL HAZARDS AND INSURANCE

                The Company is engaged in the exploration for methane and natural gas and the drilling of wells and, as such, its operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of activities. The Company has not obtained any hazard insurance although it has applications pending. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on the Company.

                OFFICE FACILITIES

                The Company leases the 35th floor and penthouse of the building located at 80 Broad Street, New York, New York, consisting of approximately 8,800 square feet, under the terms of a sublease ending on August 31, 2000. The rent under this lease is $11,025 per month and required an initial prepaid rent of $481,100 on execution. The Company received a rent allowance equal to the first four months of the lease term commencing on September 1, 1996. The monthly lease payments are subject to annual escalation, based on the operating expenses of the building. The offices are also currently occupied by the Company's public and shareholder relations firm that currently provides services to the Company in lieu of rent.
                 The offices serve as the Company's
                representative location in the Financial District of New York City. The Company is using the New York offices periodically for its board meetings as well as other meetings with members of the investment community such as investment firms and banks.

                The New York office maintains the Company's
                Website at http://www.eugs.com and also has available, for interested shareholders, maps and other material concerning the Company's activities.

                On October 1, 1999, the Company extended until September 30, 2002 its lease for property located at 942 East 7145 South, #101A, Midvale, Utah. Rent for such lease is currently $1,836. The lease provides for annual increases in the lease payment in an amount equal to the increase in Consumer Price Index; provided that, such annual increase shall be not less than 6% or greater than 10%.

                The Company has an oral month-to-month lease on office with approximately 2,230 square feet in
                Warsaw, Poland.   The rental amount on such lease
                is included in the compensation of one of the Company's Poland-based technical employees.

                The Company maintains an office (approximately 2,500 square feet) at 22 Upper Brook Street, Mayfair, London, UK. The Company has subleased the remaining space to two other companies. In November 1998, the Company entered into a ten-year lease that provides for a deposit of approximately $500,000 and an annual payment of $1,740,000, of which the Company's portion is approximately $580,000.

                The Company's subsidiary GlobeGas maintains office space under an agreement with First Alliance Trust, at Herengracht 466, Amsterdam, The Netherlands. Under this agreement First Alliance provides office space, accounting and legal functions for GlobeGas. The agreement calls for payment for these services on an as needed basis.

                HISTORY

                The Company was incorporated in the State of Utah under the name Northampton, Inc. ("NORTHAMPTON"), on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with EnergyGlobal, pursuant to which the former owners of EnergyGlobal obtained voting control of Northhampton and EnergyGlobal became a wholly-owned subsidiary of Northhampton. Energy Global had been formed as a holding company for GlobeGas, an oil and gas operating entity in which Energy Global held a minority interest.
                The minority interest in GlobeGas was initially reported on the equity method on Northampton's financial statements. The agreement with EnergyGlobal required that Northampton complete a stock consolidation of one share for each twenty four shares previously issued and outstanding and deliver a sufficient number of post-consolidation shares of the Company's common stock to the former owners of EnergyGlobal to reduce the prior Shareholder' interest to approximately 10%.
                Thus, the former Shareholder of EnergyGlobal became the controlling Shareholder of the Company, which changed its name to EuroGas, Inc.

                The original asset of EnergyGlobal was a 16% minority interest in GlobeGas, a Netherlands corporation that held, through Pol-Tex, a concession in Poland. (GlobeGas was an 85% partner with a formerly state-owned Polish coal company in Pol-Tex and held additional interest in two other concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) From September of 1994 through May of 1995, the Company raised $3,380,963 in cash which was used to acquire additional interests in GlobeGas and increased the Company's participation in GlobeGas to 19.13%. In May 1995, the Company acquired the remaining 80.87% interest in GlobeGas in exchange for $1,150,000 in cash, the issuance of 2,256,560 shares of Common Stock, and the issuance of 2,391,968 shares of newly created Preferred Stock, convertible at the rate of two shares of Common Stock for each share of said series of Preferred Stock. The Company originally booked its interest in GlobeGas as an interest in a minority-held subsidiary, but since the acquisition of the remaining interest in GlobeGas has restated its financial presentation to reflect the historical cost basis of the assets held by GlobeGas rather than the Company's purchase price, substantially reducing the carrying value of these assets on the Company's balance sheets. Since the operations of EnergyGlobal and Northampton prior to the reorganization were immaterial, the transaction has been accounted for as if GlobeGas were the acquiring entity.

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

                In mid-1997, the Company acquired all of the
                issued and outstanding stock of EG from OMV Inc., Austria's largest industrial concern. EG's primary asset is a 50% interest in the TAKT joint venture with Sakhaneftegas, the national oil and gas company of the Sakha Republic. In late 1997, Pol-Tex completed an agreement with Polish O&G Co. to undertake additional appraisal and development activities for a large area located in the Carpathian Flysch and tectonic Foredeep
                areas of Poland.   In late 1997, the Company
                entered into an option agreement to acquire an interest in the Beaver River natural gas field located in northeastern British Columbia.

                In early 1998, the Company acquired a 55%
                interest in RimaMuran, a closely-held entity
                whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia. In early 1998, the Company entered into an arrangement to participate in a refinery facility
                in Slovenia.   In mid 1998, the Company completed
                an agreement to acquire a majority interest in an adjacent oil and gas concession known as Maseva which had overlapping claims with the Company's other concessions and expects to conduct appraisal and exploration work in that area
                during 2000.   In mid 1998, the Company acquired
                a 51% interest in Envigeo, a Slovakian private company, which owns a 2,300 square kilometer appraisal and survey concession in the North East corner of Slovakia, referred to as the Carpathian Flysh region. In October 1998, the Company entered into an agreement with Big Horn to purchase a 31% interest in Big Horn. As part of the transaction, three parties that arranged the Company's participation in Big Horn granted the Company a first right to purchase all of their interest in Big Horn, at fair market prices, with the intent of the Company to acquire a controlling interest in Big Horn. Effective October 1998, the Company gained control of the stock and warrants held by such third parties and now has slightly over 50% of the total interest in Big Horn.

               CERTAIN DEVELOPMENTS SINCE DECEMBER 31, 1999

                Purchase, Loan and Merger
                Transactions with Teton Petroleum Company

                On April 5, 2000, the Company entered into a
                Master Transaction Agreement (the "TETON MASTER AGREEMENT") with Teton Petroleum Company, a Delaware corporation ("TETON") and Goltech Petroleum, LLC, a Texas limited liability company and wholly-owned subsidiary of Teton ("GOLTECH").
                 The Teton Master Agreement and accompanying
                documents describe and contemplate the following three interrelated transactions (described in greater detail below): (i) the merger of Teton with and into a wholly-owned subsidiary of EuroGas, (ii) the purchase by EuroGas of a 35% membership interest in Goltech for $2,300,000, and (iii) EuroGas' providing an up to $4,000,000 credit facility for Goltech. Neither Teton nor EuroGas has completed due diligence with respect to the Teton Master Agreement, and the Teton Master Agreement contemplates a due diligence period extending until at least April 21, 2000. The Teton Master Agreement and the other documents entered in connection therewith are all terminable by either party without penalty (other than a $300,000 deposit paid by EuroGas) at any time prior to the completion of due diligence.

                Teton's primary asset is its 100% ownership interest in Goltech, and Goltech's primary asset is its ownership of 70.59% of a Russian closed joint stock company known as Goloil ("GOLOIL").
                 Teton has represented to EuroGas that Goloil is
                the operator of the Eguryakhskiy License
                Territory, also referred to as the Goloil
                Project, a 187 square kilometer (46,200 acre) territory centrally located in the southern half of the West Siberian basin in Russia (the "GOLOIL LICENSE AREA"). According to an independent engineering report supplied by Teton, as of December 31, 1999, the Goloil License Area had net (to Goloil) proven reserves of 45.76 million barrels of oil, and probable reserves estimated at a minimum of 36 million barrels. Goltech is in the early stages of the process of constructing an approximately 20 mile-long pipeline from the Goiloil License Area to an existing pipeline in order to make efficient delivery of the oil extracted from the Goloil License Area feasible.

                The Teton Merger. Pursuant to a Merger Agreement dated of even date with the Teton Master Agreement (the "TETON MERGER AGREEMENT"), Teton has agreed to merge with and into a wholly-owned subsidiary of EuroGas, with such wholly-owned subsidiary surviving the merger (the "MERGER"). In the Merger, subject to adjustment as described below, each outstanding share of Teton common stock will be converted into the right to receive one share of EuroGas Common Stock (and any options, warrants and other right to purchase Teton common stock will become rights to purchase EuroGas Common Stock). As of the April 5, 2000, Teton represented that it had 13,621,744 shares of Teton common stock outstanding and 2,599,249 shares of Teton common stock subject to options warrants and other rights to purchase Teton common stock.

                In the event that the number of shares of EuroGas Common Stock outstanding on or before the date 180 days following the consummation of the proposed Merger exceeds 136,000,000 shares, the aggregate number of shares of EuroGas Common Stock issuable with respect to each outstanding share of Teton common stock will increased so that the percentage of outstanding shares of EuroGas Common Stock received by the Teton shareholders as a group is equal to the (a) the number of shares of Teton common stock outstanding on the date of consummation of the
                Merger, divided by (b) 136,000,000.   Shares of
                EuroGas Common Stock issuable upon the exercise of outstanding options, warrants and other rights to purchase Teton common stock will also be adjusted proportionately.

                Teton's obligation to close the Merger is contingent upon the occurrence of several events, including without limitation (i) approval of the Merger by the shareholders of Teton and EuroGas,
                (ii) EuroGas' compliance with certain loan and purchase obligations under the Teton Master Agreement, and (iii) neither Teton nor EuroGas terminating the Master Agreement at the end of the due diligence period ending approximately April 21, 2000.

                Purchase of Goltech Membership Interest.
                Pursuant to the Teton Master Agreement, EuroGas has agreed to purchase a 35% interest in Goltech for a total purchase price of $2,300,000.
                EuroGas paid $300,000 of the purchase price at closing and (assuming the Teton Master Agreement is not terminated at the end of the due diligence period) is expected (subject to certain exceptions) to complete its purchase of such membership interest by making five monthly installments of $400,000 beginning ten days after the effective date of the registration statement registering the shares EuroGas intends to sell to fund the purchase. Goltech has agreed to apply the proceeds from the five installment payments toward construction of the proposed pipeline from its Goloil License Area to an existing pipeline and the development of the Goloil License Area.

                $4,000,000 Credit Facility.  Pursuant to the
                Teton Master Agreement, EuroGas has agreed to lend Goltech sums of money not to exceed $4,000,000 in aggregate principal amount in periodic advances of up to $1,000,000 (the "LOAN
                COMMITMENT").   The aggregate principal amount
                advanced pursuant to the Loan Commitment shall bear interest at the rate of fifteen percent (15%) per annum. Accrued interest is due at the end of each calendar quarter, and all principal
                and interest is due on April 5, 2001.   Assuming
                the Teton Master Agreement is not terminated at the end of the due diligence period, EuroGas is obligated to have made advances totaling $1,000,000 at the end of such period, after which (subject to certain contingencies) it is obligated to make advances of $1,000,000 per month beginning thirty days after the effective date of the registration statement registering the shares EuroGas intends to sale to fund the Loan Commitment; provided, however, whether or not the registration statement is effective, EuroGas is obligated to advance $500,000 per month beginning on June 1, 2000. Goltech has agreed to apply the proceeds from the Loan Commitment toward construction of the proposed pipeline from its the Goloil License Area to an existing pipeline and the development of the Goloil License Area.

                Each of the Teton Master Agreement and the Teton Merger Agreement contain liquidated damages provisions. In the event either Teton or EuroGas breaches its obligations under either of the Master Agreement or the Teton Merger Agreement, the other party may terminate the Teton Master Agreement, the Teton Merger Agreement and all related documents require the party in default to pay $1,000,000 in liquidated damages.

                Issuance of Convertible Debentures

                On or about January 12, 2000, EuroGas issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible
                Debentures") to several individual investors in exchange for an aggregate of $3,000,000 cash. The Convertible Debentures accrue interest at the rate of prime plus two percent (currently 10.2%) per annum. Payment of the principal amount of the Convertible Debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each Convertible Debenture is convertible into (a) shares of Common Stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per Convertible Debenture), and (b) warrants to purchase one share Common Stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per Convertible Debenture).
                Each such warrant entitles the holder to purchase one share of Common Stock for an exercise price of $0.35.

                The private placement of the Convertible
                Debentures was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following based upon the following: (a) the investors confirmed to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the Convertible Debentures and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

                As of March 31, 2000, the holders of all four Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock. Subject to confirmation through an audit that the original purchase price for the Convertible Debentures has been received, the Company is obligated to issue 8,571,428 shares of Common Stock. (The number (100,736,979) of outstanding shares of Common Stock as of March 31, 2000 that we have used throughout this Form 10-K assumes that all 8,571,428 of such shares have been issued and are outstanding.). In addition, the Company is obligated to issue warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share.

                      Resignation of Chief Financial Officer

                Hank Blankenstein, the Company's former Chief Financial Officer and a former director, resigned from his employment with the Company and participation on the board of directors in March, 2000. The Company is presently seeking to hire a qualified replacement. Because the Company has not found a new chief financial officer as of the date it is filing this Form 10-K, Karl Arleth, the President of the Company, is temporarily acting as the Company's principal financial officer.

                WHERE YOU CAN FIND MORE INFORMATION

                The Company files annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site
                (http://www.sec.gov)   that makes available to
                the public reports, proxy statements, and other information regarding issuers, such as the Company, that file electronically with the SEC.

                In addition, the Company will provide, without charge, to each person to whom this Form 10-K is delivered, upon written or oral request of any such person, a copy of any or all of the foregoing documents (other than exhibits to such documents which are not specifically incorporated
                by reference in such documents).   Please direct
                written requests for such copies to the Company at 942 East 7145 South, #101A, Midvale, Utah 84047, Attention: Principal Financial Officer. Telephone requests may be directed to the office of the Company at (801) 255-0862.

                The Company also maintains an Internet Website at http://www.eugs.com and also has available, for interested shareholders, maps and other material concerning the Company's activities.

                FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
                OPERATIONS

                The information set forth as "NOTE 8 - GEOGRAPHIC INFORMATION" of the consolidated financial statements of the Company included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.

                FACTORS THAT MAY AFFECT FUTURE RESULTS

                This Form 10-K contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Form 10-K and set forth in the Company's other filings with the Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects, the Company's efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses, the negotiation of additional licenses and permits for the exploitation of any reserves located, the success of the Company's exploratory activities, the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts, the economic recoverability of in-place reservoirs of hydrocarbons, technical problems in completing wells and producing gas, the ability of the Company to obtain the necessary financing to successfully pursue its business strategy, operating hazards and uninsured risks, and the intense competition and price volatility associated with the oil and gas industry and international and domestic economic conditions.

                RISKS RELATED TO GENERAL ACTIVITIES

                Need for Significant Funds

                EuroGas has historically been undercapitalized. We had a working capital deficit of approximately $14 million on December 31, 1999, and most of our partially- or wholly-owned projects require significantly more capital than is currently
                available to us.   Although we are unable to
                determine at this time the additional amount of outside capital we will need or be able to raise in the future, the interest of our shareholders will continue to be diluted as we seek funding through the sale of additional securities or through joint venture or industry partnering arrangements. We have entered into a Subscription Agreement dated May 29, 1998 (the "SERIES B SUBSCRIPTION AGREEMENT") with Thomson Kernaghan & Co., Ltd. (the "SERIES B PURCHASER") to which it, as agent for itself and certain beneficial holders, has agreed to purchase an additional 6,500 shares of our 1998 Series B Convertible Preferred Stock at the rate of $1,000 per share for a total of $6,500,000, assuming certain market conditions are met. One such condition precedent to the Series B Purchaser's obligation to purchase additional shares of our 1998 Series B Convertible Preferred Stock is that the market price of the Common Stock be at least $3.00 per share. The closing sale price for a share of the Common Stock on March 31, 2000 was
                $1.125 per share.    Accordingly, the Series B
                Purchaser is presently under no obligation to purchase any additional shares of 1998 Series B Convertible Preferred Stock. We have not entered into other arrangements under which any person is required, subject to conditions precedent or otherwise, to purchase any of our securities.

                Even if all conditions to the Series B
                Purchaser's obligations to purchase the 1998
                Series B Convertible Preferred Stock are satisfied in the near future, and the Series B Purchaser elects to purchase such 6,500 shares of 1998 Series B Convertible Preferred Stock, such funding will likely be inadequate to meet our projected needs. We can provide no assurance that we will be able to raise through any means the funds necessary to fulfill our current corporate plans or maintain our current operations.

                Absence of Revenues

                Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity in 1998, we had not earned any cash revenues since our incorporation, other than a one-time $500,000 payment received in 1997 in connection with transferring certain interests to Texaco.
                Because revenues earned by the recently acquired Canadian entity will probably not be distributed to EuroGas in the immediate future, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on our existing working capital, financing from the sale of securities or loans in the future, and/or amounts made available by industry partners in the future.
                We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

                Existence of Default Judgment

                On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. See "Item 3. Legal Proceedings." Since this judgment was a "default judgment," it was entered without consideration of the merits based solely on the Company's failure to comply with procedural requirements and on affidavits from the plaintiff setting forth its view of the amount of its damages. We have engaged counsel with respect to the matter and directed such counsel to vigorously pursue all available remedies, defenses and potential counterclaims. We expect to file a motion to have the default judgment set aside so that the case may be tried on its merits. If the case is heard on the merits, we believe that we have viable defenses. Nonetheless, we can provide no assurance that a motion to have the judgment set aside will be granted or that, if such motion is granted and the case is tried on the merits, EuroGas will prevail. If our motion to set aside the judgment and other defenses and potential counterclaims are not successful, we do not presently have the capital to satisfy a $19,773,133 judgment. .
                See "Item 7.  Management's Discussion and
                Analysis of Financial Condition and Results of Operations - Results of Operations -1999, 1998, and 1997 Fiscal Years."

                Exploration Risks

                Our assets and interests are primarily in methane gas, natural gas, and fuel exploration and development projects. All such projects are highly speculative, whether we are still at the exploratory stage or have commenced development.
                 We can provide no assurance that any drilling,
                testing, or other exploration project will locate
                recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of natural gas or other fuel.

                Lack of Infrastructure

                The projects in which we have invested are located in areas of the world, primarily eastern Europe and the former Soviet Union, in which we believe there are significant reserves of natural gas, methane gas, or other valuable hydrocarbons. These areas are also locations in which the necessary infrastructure for transporting, delivering, and marketing any natural gas, methane gas or other fuels that may be recovered is significantly underdeveloped or, in some cases, nonexistent. Even if we are able to locate natural gas, methane gas, or other valuable fuels in commercial quantities, we may be required to invest significant amounts in developing the infrastructure necessary to support the transportation and delivery of such fuels. We do not currently have a source of funding available to meet these costs.

                Political, Socio-Economic, and Other
                Location-Related Risks

                Our operations in Poland, Slovakia, Ukraine, and the Sakha Republic carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties must be taken into account when operating in these areas of the world. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

                Moreover, we will be required to obtain licenses and permits on an ongoing basis in connection with the drilling of wells, the construction of transportation facilities and pipelines, the marketing of any fuel that may be produced, and financial transactions necessary for all of the foregoing. The rules, regulations, and laws governing all such matters are subject to change by the various governmental agencies involved. We can provide no assurance that the laws, regulations, and policies applicable to our interests in various countries in which our projects are located will not be radically and adversely altered at some future date.

                Future Licenses

                In general, we have the right to conduct basic exploration on all concessions or fields in which
                we have an interest.   However, in order to drill
                for, recover, transport or sell any gas or other hydrocarbons, we will generally be required to obtain additional licenses and permits and enter into agreements with various land owners and/or government authorities. The issuance of most such permits and licenses will be contingent upon the consent of national and local governments having jurisdiction over the production area. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment by us of a development/exploration fee, typically based on the market value of the economically recoverable reserves. The amount of any such fee and other terms of any such license, permit, or agreement will affect the commercial viability of any extraction project. We can provide no assurance that we will be able to obtain the necessary licenses, permits, and agreements. Even if we do obtain such items, the associated costs, delays and restrictions may significantly affect our ability to develop the affected project.

                SEC Investigation and Other Legal Matters

                We are presently subject to a formal order of investigation issued by the SEC on August 1, 1995 to investigate whether violations of applicable law may have occurred. In connection with such investigation, we have produced numerous documents for the SEC, and the SEC has questioned our current and past officers, directors, former
                accountants, and other agents.   We have not been
                contacted by the SEC with respect to this matter for more than two and one-half years, however, we cannot currently predict the duration or outcome of this investigation.

                If the SEC concludes that we or our
                representatives have violated the securities laws, it has available a large range of civil and criminal remedies. Such remedies include the suspension of trading in the Common Stock, the levying of substantial fines, and the exclusion of the current officers and directors of the Company from participating in a public company. In addition, we are subject to certain other pending or threatened legal claims. (See "DESCRIPTION OF BUSINESS AND PROPERTIES OF THE COMPANY-Legal Proceedings.") The adverse resolution of the SEC investigation or any pending litigation affecting the Company would have a material adverse effect on our operations and proposed business.

                No Assurance of Commercial Production from the
                Company's Projects

                Other than the production of an average of
                approximately 1,200 barrels of oil equivalent per day by Big Horn Resources Ltd., a Canadian company in which we have an approximate 50% ownership interest, none of the projects in which we own an interest is presently producing gas or
                other hydrocarbons.   Texaco drilled and
                abandoned test wells on the concession in Poland in which we own an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

                Dependence on Officers, Key Employees, and
                Consultants

                We are dependent on the services of Mr. Karl
                Arleth, the President of the Company. We are also dependent on certain key employees, including Andrew J. Andraczke in connection with our business activities. Mr. Andraczke has been instrumental in establishing our operations in Poland. The loss of one or more of these individuals could materially and adversely impact our operations. We have not entered into employment agreements with any of these individuals other than Mr. Arleth, and do not maintain key-man life insurance on any EuroGas officers or employees. (See "MANAGEMENT Executive Officers and Directors.")

                Risk of Impairment of Recorded Value of Unproved
                Properties

                We capitalize costs related to unproved gas properties and recognize the expenses for drilling and other exploration costs that do not result in proved reserves at the time the well is plugged and abandoned. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. At December 31, 1999, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $26,862,072. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, the adverse impact on our results of operations for the period in which the impairment is recognized could be significant.

                Risks of Adverse Weather

                Severe weather conditions frequently interrupt much of our exploratory and testing work. Heavy precipitation sometimes make travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing, and production (if commenced, of which we can give no assurance). The temperatures in the Sakha Republic are especially extreme and include some of the coldest areas of the northern hemisphere. The average temperature of the entire region from October to April is below freezing with winter temperatures dipping to minus 70 to 80 degrees Fahrenheit. Even if recoverable reserves are discovered in the Sakha Republic or other regions prone to severe weather, the above-described adverse weather conditions may limit production volumes, increase production costs, or otherwise prohibit production during extended portions of the year.

         RISK FACTORS RELATED TO THE OIL AND GAS INDUSTRY

                Volatility of Commodity Prices and Markets

                The prices of oil, natural gas, methane gas and other fuels have been, and are like to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

                -    changes in the supply and demand for such fuels;

                - political conditions in oil, natural gas, and other fuel-producing areas;

                - the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

                -    weather conditions;

                - the competitive position of each such fuel as a source of energy as compared to other energy sources;

                -    the refining capacity of crude purchasers;

                - the effect of governmental regulation on the production, transportation, and sale of oil, natural gas, and other fuels.

                Low prices and/or highly volatile
                prices for any fuel being explored or produced at one of our projects will adversely affect our ability to secure financing or enter into suitable joint ventures or other arrangements with industry participants. In addition, in the event we commence recovery of fuel at any of our projects, a low or volatile price for the fuel being recovered will adversely affect revenue and other operations.

                Operating Hazards and Uninsured Risks

                Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

                - hazards such as fire, explosions, blowouts, pipe failures, casing collapses, unusual or unexpected formations and pressures;

                - environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

                If any such event occurs, we may be forced to cease any or all of our exploration, drilling, or production activities on a temporary or permanent basis. In addition, such events may lead to environmental damage, personal injury, and other harm resulting in substantial liabilities to third-parties. We do not maintain insurance against these risks. Even if we obtain insurance, we may not be insured against all losses or liabilities which may arise from such hazards because such insurance may be unavailable at economic rates, because of limitations in the insurance policies, or because of other factors. Any uninsured loss may have a material adverse impact on our business and operations.

                Intense Competition in the Oil and Gas Industry

                The oil and gas industry is highly competitive. Most of our current and potential competitors have far greater financial resources and a greater number of experienced and trained managerial and technical personnel than we do. We can provide no assurance that we will be able to compete with, or enter into cooperative relationships with, any such firms.

                Environmental Regulations

                Our operations are subject to environmental laws and regulations in the various countries in which they are conducted. Such laws and regulations frequently require completion of a costly environmental impact assessment and government review process prior to commencing exploratory and/or development activities. In addition, such environmental laws and regulations may restrict, prohibit, or impose significant liability in connection with spills, releases, or emissions of various substances produced in association with fuel exploration and development.

                We believe that we are currently in material
                compliance with applicable laws and regulations. However, we can provide no assurance of such compliance or that applicable regulations or administrative policies or practices will not be changed by the various governmental entities. The cost of compliance with current laws and regulations or changes in environmental laws and regulations could require significant
                expenditures.   Moreover, if we breach any
                governing laws or regulations, we may be compelled to pay significant fines, penalties, or other payments. Costs associated with environmental compliance or noncompliance may have a material adverse impact on our financial condition or results of operations in the future.

                DILUTION AND OTHER RISKS RELATING TO THE COMMON STOCK

                Shares Eligible for Future Sale

                Most of the approximately 100,736,979 shares of the Common Stock currently issued and outstanding: (i) are free-trading; (ii) have been held for in excess of one year and are eligible for resale under Rule 144 promulgated under the Securities Act; or (iii) will be registered for resale in a registration statement that the Company is contractually obligated to file. Although the resale of certain of these shares are subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for the Common Stock.

                Substantial Warrants, Options and Debentures
                Outstanding

                As of December 31, 2000, there are outstanding warrants and options to purchase up to 13,850,000 shares of Common Stock at exercise prices ranging from $0.45 to $11.79. In addition, as set forth in "Certain Developments Since December 31, 1999--Issuance of Convertible Debentures" above, the Company is obligated to issue 17,142,858 warrants to purchase shares of Common Stock at the exercise price of $0.35 per share. The existence of such warrants and options may hinder future equity offerings by the Company, and the exercise of such warrants and options may further dilute the interests of all EuroGas shareholders.
                 Future resale of the shares of Common Stock
                issuable on the exercise of such warrants and options may have an adverse effect on the prevailing market price of the Common Stock. Furthermore, the holders of warrants and options may exercise them at a time when the Company would otherwise be able to obtain additional equity capital on terms more favorable to the Company.

                Issuance of Additional Common Stock

                The Company has authorized capital of 325,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share (the "PREFERRED STOCK"). As of March 31, 2000, 100,736,979
                shares of Common Stock and 2,392,228 shares of Preferred Stock were issued and outstanding. In addition, there are 12,550,000 shares of Common Stock reserved for issuance on the exercise or conversion of outstanding warrants, options, and similar rights to acquire Common Stock, and 17,142,858 shares of Common Stock will need to be reserved for issuance upon exercise of warrants issuable in connection with the Convertible

                Debentures. The Company has no means to control the timing of the conversion of convertible securities. The Company's board of directors has authority, without action or vote of the Company's shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of the Company's shareholders and may dilute the book value of the Common Stock.

                No Dividends

                The Company has not paid, and does not plan to pay, dividends on its Common Stock in the foreseeable future, even if it becomes profitable. Earnings, if any, are expected to be used to advance the Company's activities and for general corporate purposes, rather than to make distributions to shareholders.

           RISKS RELATED TO PROPOSED TETON TRANSACTIONS

                The Proposed Merger With Teton May Not Be
                Consummated

                As described in "Items 1 & 2 Business and
                Properties--Certain Developments Since December 31, 1999," the Company has entered into the Teton Merger Agreement, pursuant to which Teton is expected to merge with and into a wholly-owned subsidiary of the Company. Teton's obligation to consummate the Merger is subject to numerous conditions precedent, including, without limitation the following:

                - Neither Teton nor EuroGas shall have terminated the Teton Master Agreement and the Teton Merger
                     Agreement at the end of the due diligence period ending approximately April 21, 2000;

                - The Merger shall have been approved by the shareholders of Teton and EuroGas;

                - Neither Teton nor EuroGas shall have terminated the Teton Merger Agreement or Teton Master Agreement as a result of a breach by the other party;

                - The holders of no more than 10% of the outstanding shares of EuroGas Common Stock or Teton common stock shall have exercised appraisal rights under governing corporate law;

                - There shall have been no material adverse change in the business, operations, properties or assets of EuroGas.

                For the reasons set forth above, and other possible reasons, the Merger may not be consummated. In the event the Merger is not consummated, EuroGas will not realize any anticipated benefits of the Merger, particularly the acquisition of all of Teton's rights in the Goloil License Area.

                Issuance of Shares in the Merger Will Create
                Substantial Dilution

                As described in "Items 1 & 2 Business and
                Properties--Certain Developments Since December 31, 1999, in the Merger, each of the outstanding shares of Teton common stock outstanding shall be converted into the right to receive one share of EuroGas Common Stock, and each outstanding option, warrant or other right to purchase a share of Teton common stock shall become the right to purchase one share of EuroGas Common Stock (each subject to adjustment if the number of outstanding shares of EuroGas Common Stock exceeds 136,000,000 at any time within 180 days
                of closing).   Teton presently has outstanding
                13,621,744 shares of Teton common stock and 2,599,249 warrants, options and other rights to purchase Teton common stock. In addition, it is anticipated that Teton will issue approximately 500,000 shares of Teton common stock prior to consummation of the Merger. The issuance of such shares of EuroGas Common Stock in connection with the Merger may substantially dilute the interest of EuroGas shareholders.

                Properties Obtained As a Result of the Merger May
                Prove to Have No Value

                Our primary motivation in entering into the Master Agreement and Merger Agreement is in order to obtain all or part of the rights presently held by Goltech (through its interest in Goloil) in the Goloil Oil Field. Even if the Merger and transaction contemplated by the Master Agreement are consummated, the amount of extractable oil in the Goloil Oil Field may be less than reserve estimates and/or extracting or transporting such oil may be economically or logistically impracticable. We can provide no assurance that, even if the Merger and Goltech purchase transaction are consummated, our interest in the Goloil Oil Field will generate revenues in excess of costs or otherwise prove valuable to the Company.

                ITEM 3.  LEGAL PROCEEDINGS

                On December 30, 1999, Finance & Credit
                Development Corporation Ltd., an Ireland corporation, commenced an action against EuroGas in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. The complaint in such action alleges that EuroGas breached its contractual obligation to file with the SEC a registration statement registering 5,533,333 shares of EuroGas Common Stock on or about September 15, 1997 and requests relief in the form of damages in an amount to be proven at trial (but believed to exceed $10 million), costs and reasonable attorneys fees. EuroGas did not file an answer or other responsive motion to such complaint. Accordingly, following the filing of a Motion for Default Judgment and supportive papers by the plaintiff, on March 16, 2000, the federal district court issued a default judgment against EuroGas in the amount of $19,773,113. Since this judgment was a "default judgment," it was entered without consideration of the merits based solely on the Company's failure to comply with procedural requirements and on affidavits from the plaintiff setting forth its view of the amount of its damages. We have engaged counsel with respect to the matter and directed such counsel to vigorously pursue all available remedies, defenses and counterclaims. See "Item
                7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations - Results of Operations -1999, 1998, and 1997 Fiscal Years". We expect to file a motion to have the default judgment set aside so that the case may be tried on its merits. If the case is heard on the merits, we believe that we have viable defenses and potential counterclaims. Nonetheless, we can provide no assurance that a motion to have the judgment set aside will be granted or that, if such motion is granted and the case is tried on the merits, EuroGas will prevail.

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

                In March 1997, a trustee over certain of the McKenzie parties and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco Agreement and exploitation of the Pol-Tex Concession in an action entitled: Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively)
                W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division).
                The trustee's claim alleges that the Company paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession) from persons who were acting as nominees for the McKenzie parties or in fact may be operating as a nominee for the McKenzie parties, and, therefore, the creditors of the McKenzie parties are the true owners of the proceeds received from the development of the Pol-Tex Concession. (KUKUI is also the principal creditor of the McKenzie parties in these other cases.) The Company believes that the litigation is without merit based on its belief that the prior settlement with KUKUI bars any such claim, that the trustee over the McKenzie parties has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that the Company paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzie parties invested any money in the Pol-Tex Concession. In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in adversary proceeding 97-4155 (described below) in which he is seeking to add new parties and additional causes of action including claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January, 2000, such motion was approved by the bankruptcy court.

                In June 1999, the Trustee filed another suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff vs. EuroGas , Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o., et al." Adversary #99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the Defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff, vs. EuroGas, Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o." Adversary #99-3444.
                 This suit seeks damages in excess of $170,000
                for the Defendants alleged violation of an agreement with the Trustee executed in March 1997, which agreement, in part, allowed the Texaco Agreement to proceed. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court. Nonetheless, in order to avoid additional costs associated with extended litigation, the Company is engaged in settlement discussions in an attempt to reach a negotiated resolution of the dispute.

                On August 21, 1997, KUKUI asserted a claim against the Company in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability and has filed a counterclaim against KUKUI and Bishop's Estate for breach of contract. The parties are engaged in settlement discussions in an attempt to reach a negotiated resolution of the dispute.

                In early December, 1999, EuroGas signed a settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires EuroGas to pay $900,000 over the next 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Recently, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met, and the Trustee does not intend to seek bankruptcy court approval of the agreement. EuroGas is now evaluating what effect this has on the agreement.
                 If the settlement agreement does not resolve the
                foregoing litigation, EuroGas intends to vigorously defend the litigation. Pursuant to the settlement, EuroGas has made monthly payments to Kukui and has executed all pleadings required to be submitted to the United States District Court, District of Utah.

                In July 1999, an action was commenced by Randy Crawford styled "Randy Crawford, PhD. P.E., Plaintiff, v. EuroGas, Inc., Danube International Petroleum company, Ltd., Danube Acquisition Corp., and Martin Schuepback, Defendant," in the State District Court, Dallas, Texas, Cause # DV 9805298. In this litigation, Crawford asserts that the Defendants breached a service agreement under which he was employed to provide consulting and engineering services and that he is now owed $159,500 and the right to purchase 284,000 shares of common stock at the price of $1.50. Mediation is on-going in an effort to resolve this dispute.
                 The trial date is set forth June 5, 2000.

                On October 11, 1999, an action was filed against EuroGas entitled "Fred L. Oliver. Petroleum Ventures of Texas, Inc. R.A. Morse and R.A.
                Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas,
                Cause #DV99-08032-A. In this action, Plaintiffs assert that EuroGas breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with EuroGas' acquisition of its interest in Beaver River Resources, Ltd. The action seeks rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys fees and interest. EuroGas has filed an answer denying the allegations contained in the lawsuit. This motion is currently set for trial on July 31, 2000.

                On or about November 1, 2999, a settlement was reached with Stephen Jeu and Susanna Calvo resolving their claims in a suit filed in the District Court, Harris County, Texas, 55th Judicial District. EuroGas has not fully performed the terms of the settlement agreement and is seeking to amend the settlement. If the amendment is not obtained, an Agreed Judgment for $550,000 may be presented by the plaintiffs for entry by the district court.

                For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas, a subsidiary of the Company, in the amount of approximately $911,000 even though it had significant operating losses. The amount fluctuates on the financial statements of the Company due to adjustments in exchange ratios. At December 31, 1999, the income tax liability recorded in the Company's financial statements was $692,431. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

                ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS

                None

      ______________________________________________________________



                              PART II

                ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

                MARKET FOR COMMON STOCK

              The Common Stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded under the symbols "EUGF" on the Frankfurt Stock Exchange. As of March 31, 2000, there were 100,736,979 shares of Common Stock issued and outstanding, held by approximately 249 holders of record (2,000 estimated beneficial owners).

              The following table sets forth the approximate range of high and low bids for the Common Stock during the periods indicated. Such quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the Common Stock.


     Quarter Ended                     High Bid                 Low Bid

     Year Ended December 31, 1998
     ----------------------------
     March 31, 1998                     6.8125                   3.9375
     June 30, 1998                      5.75                     3.625
     September 30, 1998                 4.97                     2.0625
     December 31, 1998                  2.25                     1.1875

     Year Ended December 31, 1999
     ----------------------------
     March 31, 1999                     2.50                     1.0312
     June 30, 1999                      1.0938                   0.5469
     September 30, 1999                 0.9375                   0.5469
     December 31, 1999                  0.7969                   0.4531



              The liquidity of the Common Stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 31, 2000, the high and low bids for the Common Stock on the OTC Bulletin Board were $ 1.1562 and $1.0938 respectively.

              DIVIDENDS

              No dividends have been paid on the Common Stock, and the Company does not have retained earnings from which to pay dividends. The Company accrued cumulative preferred dividends of $1,442,345, $2,861,301 and $423,530 in 1999, 1998 and 1997,
              respectively. Of this amount, $1,301,376 was paid in 1999 and $165,008 was paid in 1998 by the issuance of shares of Common Stock in connection with the conversion of a portion of the preferred stock. All cumulative dividends with respect to the Company's preferred stock would be required to be paid prior to the Company declaring or paying any dividend on the Common Stock. Even if the Company were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

              RECENT SALES OF UNREGISTERED SECURITIES

              On November 4, 1999, the Company
              completed a private placement of 1,800 shares of Series C Preferred Stock to an accredited investor, resulting in net proceeds to the Company of approximately $1,651,500 to be used for general working capital. The private placement of the Series C Preferred Stock was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following based upon the following:
              (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute the such securities; (c) the investor was provided with copies of the Company's most recent Annual Report on Form 10-K and any and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. During the first quarter of 2000, all such shares of Series C Preferred Stock were converted in exchange for 5,329,713 shares of Common Stock.

              During 1999, the Company completed two
              private placements of 1998 Series B Convertible Preferred Stock to an existing shareholder of the Company pursuant to the Series B Subscription Agreement (described in greater detail below). The company sold an aggregate of 6,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds to the Company of approximately $6,012,500.
               The private placements of the Series B Convertible
              Preferred Stock were effected in reliance upon the
              exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the Company's pre-existing relationship with the purchaser and representations and warranties provided by the purchaser. During 1999, such 6,500 shares of 1998 Series B Convertible Preferred Stock (in addition to 1,500 shares of 1998 Series B Convertible Preferred Stock issued in prior periods) were converted into 10,576,208 shares of Common Stock.

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

              Statement of Operations Data


Statement of Operation Data
---------------------------

                                                  At December 31,
                         --------------------------------------------------------
                             1999           1998          1997           1996            1995
                         -----------    -----------    -----------    -----------    ----------

Net Sales                $ 4,973,508    $   879,404    $         -    $         -    $        -

Loss from Operations     $21,825,075    $11,024,180    $11,501,899    $ 6,413,183    $4,327,581

Loss per Common Share    $      0.28   $       0.22    $      0.22    $      0.16    $     0.13




Balance Sheet Data
------------------

                                                  At December 31,
                         --------------------------------------------------------
                             1999           1998          1997           1996           1995
                         -----------    -----------    -----------    -----------    ----------

Total Assets             $53,968,578    $65,334,387    $40,754,543    $15,902,139    $7,680,367

Long-Term Obligations    $         -    $ 1,788,294    $ 3,157,789    $10,631,547    $4,011,750

Cash Dividends per
  Common Share           $         -    $         -    $         -    $         -    $        -




                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

                The Company has also acquired holdings in several oil and natural gas projects in Canada. One acquisition has given the Company a majority interest in a full-service oil and gas producing company. The other project is a joint venture with a major oil and gas company to reclaim one of Canada's largest natural gas fields. In addition, as further described in "Items 1 & 2. Business and Properties-Certain Developments Since December 31, 1999," the Company has entered into agreements to fund the production of a pipeline for, and then acquire through merger, Teton Petroleum Company, which has a 70.59% interest in a oil field in the Western Siberian Basin.

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

                RECENT DEVELOPMENTS

                Funding Activities.   On November 4, 1999, the
                Company sold 1,800 shares of Series C Preferred Stock, resulting in net proceeds to the Company
                of approximately $1,651,500.   At December 31,
                1999, the Company had approximately $1.5 million in cash and cash equivalents and $14.5 million in negative working capital.

                As further described in "Items 1 & 2 Business and Properties-Certain Developments Since December 31, 1999," on or about January 12, 2000, the Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 to several individual investors in exchange for an aggregate
                of $3,000,000 cash.   As of March 31, 2000, the
                holders of all four Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock. Subject to confirmation through an audit that the original purchase price for the Convertible Debentures has been received, the Company is obligated to issue 8,571,429 shares of Common Stock. In addition, the Company is obligated to issue warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share.

                Capital Expenditures. Effective as of October 1998, the Company completed its acquisition of approximately 51% of the shares of capital stock of Big Horn Resources Ltd., of Calgary, Alberta, Canada ("BIG HORN"). Big Horn is a full-service producer of oil and natural gas, producing the equivalent of approximately 1,200 barrels of oil a day. At December 31, 1999, Big Horn had estimated proven reserves of approximated 806,400 barrels of oil and 7,772,800 mcf of natural gas. Its estimated net future discounted cash flows at December 31, 1999 were approximately $12.4 million.

                OUTLOOK

                In the past, the Company has focused its resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. The Company believes that its investment in such early-stage projects will prove profitable in the long-run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out its holdings, the focus of the Company's acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within 1-5 years of the date of investment and is actively seeking such investments.


                RESULTS OF OPERATIONS-1999, 1998, AND 1997 FISCAL
                YEARS

                The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 1999, 1998 and 1997.

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1999          1998          1997
                                                      ------------  ------------  ------------
Oil and Gas Sales. . . . . . . . . . . . . . . . . .  $  4,973,508  $    879,404  $         -

Costs and Operating Expenses
  Oil and gas production . . . . . . . . . . . . . .     1,330,526       305,009            -
  Impairment of mineral interests and equipment. . .     7,217,426     3,512,792     1,972,612
  Depreciation, depletion,  and amortization . . . .     1,810,176       293,955        25,637
  Settlement costs . . . . . . . . . . . . . . . . .     4,400,000            -             -
  General and administrative . . . . . . . . . . . .     9,491,347     7,804,401     6,716,365
                                                     -------------  ------------  ------------
    Total Costs and Operating Expenses . . . . . . .    24,249,475    11,916,157     8,714,614
                                                     -------------  ------------  ------------
Other Income (Expenses)
  Interest income. . . . . . . . . . . . . . . . . .       179,538       593,570       517,845
  Other income . . . . . . . . . . . . . . . . . . .       103,878       152,776        43,123
  Interest expense . . . . . . . . . . . . . . . . .      (567,195)     (465,371)   (3,680,090)
  Loss on sale and impairment of securities
   and equipment . . . . . . . . . . . . . . . . . .    (1,682,045)           -             -
  Foreign exchange net gains (losses). . . . . . . .       170,315      (130,419)      331,837
  Minority interest in income of subsidiary. . . . .      (753,599)     (137,983)           -
                                                     -------------  ------------  ------------
    Total Other Income (Expense) . . . . . . . . . .    (2,549,108)       12,573    (2,787,285)
                                                     -------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . $ (21,825,075) $(11,024,180) $(11,501,899)
                                                     -------------  ------------  ------------
Basic and Diluted Loss Per Common Share. . . . . . . $       (0.28) $      (0.22) $      (0.22)
                                                     =============  ============  ============
Weighted Average Number of Common
  Shares Used In Per Share Calculation . . . . . . .    83,368,053    64,129,062    54,705,726
                                                     =============  ============  ============


                Revenues. Prior to 1998, the Company had not generated any revenues from oil and gas sales.
                As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for 1999 and 1998 reflect oil and gas sales of approximately $4,973,508 and $879,404. For the 1997 year, the only material revenues received by the Company resulted from a one-time sale of mineral interest and equipment in 1997, resulting in revenues of approximately $500,000.

                Operating Expenses. Operating expenses include general and administrative expenses, depreciation depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $1,330,526 in 1999, $305,009 in 1998 and $0 in 1997. All oil and gas production expenses of the Company are those of its majority owned subsidiary, Big Horn. The increase in oil and gas production expenses from 1997 through 1999 reflects the fact that the Company acquired its interest in Big Horn effective October, 1998; accordingly, none of Big Horn's production expenses are recognized by the Company for 1997, only a fraction for 1998, and the Company's full 51% of such expenses for 1999.

                General and administrative expenses were
                $9,491,347 for 1999, compared to $7,804,401 for
                1998, an increase of 22%.  General and
                administrative expenses for 1998 reflected an increase of 16% from 1997 general and
                administrative expenses of $6,716,365.   The
                principal factors that contributed to the increase from 1998 to 1999 were legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, additional consulting fees, reduction of a number of staff members and closing of several offices. The increase from 1997 to 1998 was due primarily to payment of legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, hiring of new staff members, opening new offices and the engagement of additional consultants. Depreciation, depletion and amortization expenses were $1,810,176 for 1999 compared to $293,955 for 1998. During 1999, there was a significant increase in properties that were amortized as compared to 1998.

                Impairment of mineral interests and expenses were $7,217,426 in 1999, $3,512,792 in 1998, and
                $1,972,612 in 1997. The principal factor that contributed to the increase in impairment expenses from 1998 to 1999 was the recognition of a $7,217,426 impairment against the Pol-Tex concession as of December 31, 1999 based upon the Company's reassessment of estimated future net
                cash flows.   Settlement costs for financial
                statement purposes increased from none in 1997 and 1998 to $4,400,000 in 1999. The primary cause of this increase in settlement costs was the issuance of a default judgment against the Company on March 16, 2000 in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K.. As discussed in "Item 3. Litigation," such judgment was entered based on the Company's failure to comply with procedural rules, not following a hearing on the merits, and the Company intends to aggressively pursue its litigation options, including potential counterclaims of a least $6,300,000, arising from a note payable from the
                plaintiff to EuroGas.   The Company expects that
                the actual amount it will be obligated to pay Finance & Credit Development Corporation Ltd., if any, will be a fraction of the face value of the current default judgment.

                Income Taxes. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $69.3 million as of December 31, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

                Net Loss. The Company incurred net losses of approximately $21.8 million, $11.0 million and $11.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of the Company's activities, primarily as a result of acquisition and the growth of the Company's administrative expenses. In addition, a substantial portion of the recognized net losses in 1999 are the result of $7,217,426 in impairment of mineral interests recognized against the Pol-Tex Concession and the default judgment entered against the Company on March 16, 2000. The Company did recognize approximately $5 million of revenue in 1999 as a result of its majority interest in Big Horn.

                Due to the highly inflationary economies of the Eastern European countries in which the Company operates, the Company is subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately
                $170,315, ($130,419), and $331,837 in gains
                (losses) were recognized as a result of currency transactions in the three years ended December
                31, 1999, 1998, and 1997, respectively.  The
                Company had a cumulative foreign currency translation adjustment of ($2,797,088) at December 31, 1999. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

                CAPITAL AND LIQUIDITY

                The Company had an accumulated deficit of $69,350,207 at December 31, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At December 31, 1999, the Company had total current assets of approximately $4.9 million and total current liabilities of approximately $19.4 million (which number includes the Company's estimated obligation with respect to the default judgment entered against the Company on March 16, 2000) resulting in negative working capital of approximately $14.5 million. As of December 31, 1999, the Company's balance sheet reflected approximately $21.5 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

                Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. The Company's financing activities provided net cash of approximately $6.5 million and $12 million during the years ended December 31, 1999 and 1998, respectively. Such net cash has been used principally to fund net losses of approximately $21.8 million and $11 million during the years ended December 31, 1999 and December 31, 1998, respectively. During the year ended December 31, 1999 and 1998, the
                Company's operating activities used net cash of approximately $3.8 million and $8.3 million, respectively. A portion of the Company's cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately $8.9 million and $13.6 million used in investing activities for the years ended December 31, 1999 and 1998, respectively, of which approximately $7.4 million and $9.3 million, respectively, was used in acquiring mineral interests.

                While the Company had cash of approximately $1 million at December 31, 1999, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest, potential litigation liabilities and its commitments to Teton Petroleum Company under the Teton Master Agreement. Excluding potential litigation costs and liabilities, the Company estimates its financial commitments for the first nine months of 2000 will be approximately $7 million. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue experience further dilution of their percentage ownership of the Company.

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

                ITEM 7A.  QUANTITATIVE AND QUALITATIVE
                DISCLOSURES ABOUT MARKET RISK

                The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows which it receives from its foreign operations. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. Dollars, in interest-bearing accounts, until payments in foreign currency are required, but does not reduce this risk by hedging. For further discussion of the Company's policies regarding derivative financial instruments and foreign currency translation, see Note 1 to the Consolidated Financial Statements of the Company contained in "Item 8. Financial Statements and Supplementary Data."

                ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The consolidated financial statements of the Company and its subsidiaries, together with note and supplementary data related thereto are set forth following pages F-1 of this Report.
                ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                             PART III

                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT

                             The information required by this
                Item is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission.

                ITEM 11.  EXECUTIVE COMPENSATION

                             The information required by this
                Item is incorporated by reference to the section entitled "Executive Compensation" in the
                Company's definitive proxy statement to be filed with the Commission

                ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

                             The information required by this
                Item is incorporated by reference to the section entitled "Security Ownership of Certain
                Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission.

                ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS

                             The information required by this
                Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission




                              PART IV

                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   DOCUMENTS FILED

              1. Financial Statements. The following consolidated financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

                   A. Report of Hansen, Barnett & Maxwell, independent certified public accountants, for the years ended December 31, 1999, 1998 and 1997

                   B.   Consolidated Balance Sheets at December 31, 1999
                        and 1998

                   C. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

                   D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

                   E. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                   F.   Notes to Consolidated Financial Statements

              2.  Exhibits


Exhibit
Number                Title of Document                    Location
------  ----------------------------------------------  ------------------
 2.1    Exchange Agreement between Northamption, Inc.,  Report on form 8-K
        and Energy Global, A.G.                         dated August 3, 1994,
                                                        Exhibit No. 1*

 2.2    Agreement and Plan of Merger between EuroGas,   Report on Form 8-K
        Inc., and Danube International Petroleum        dated July 12, 1996
        Company, Inc. dated July 3, 1996, as            Exhibit No. 5*
        amended.

 2.3    English translation of Transfer Agreement       Report on form 8-K
        between EutoGas and OMV, Inc. for the           dated June 11, 1997
        Acquisition of OMV (Yakut) Exploration          Exhibit No. 1*
        GmbH dated June 1, 1997

 2.4    Asset Exchange Agreement between EuroGas, Inc., Report on Form S-1
        and Beaver River Resources, Ltd., dated April   dated July 23, 1998
        1, 1988                                         Exhibit No. 2.03*

 3.1    Articles of Incorporation                       Registration Statement
                                                        on Form S-18, File
                                                        No. 33-1381-D
                                                        Exhibit No. 1*

 3.2    Amended Bylaws                                  Annual Report on
                                                        Form 10-K for the
                                                        fiscal year ended
                                                        September 30, 1990,
                                                        Exhibit No. 1*

 3.3    Designation of Rights,                          Quarterly Report on
        Privileges and Preferences                      Form 10-QSB dated
        of 1995 Series Preferred Stock                  March 31, 1995,
                                                        Exhibit No. 1*

 3.4    Designation of Rights                           Report on Form 8-K
        Privileges and Preferences                      dated July 12, 1996
        of 1996 Series Preferred Stock                  Exhibit No. 1*

 3.5    Designation of Rights                           Report on form 8-K
        Privileges and Preferences                      dated May 30 1997
        1997 Series A Convertible                       Exhibit No. 1*

 3.6    Deisgnation of Rights, Privileges               Report on Form S-1
        and Preferences of 1998 Series B                Dated July 23, 1998
        Convertible Preferred Stock                     Exhibit No. 3.06*

 3.7    Articles of Share Exchange                      Report on Form 8-K
                                                        dated August 3, 1994,
                                                        Exhibit No. 6*

 3.8    Designation of Rights, Privileges,              Registration Statement
        and Preferences of 1999 Series C                on Form S-1, File No.
        6% Convertible Preferred Stock                  333-92009, filed on
                                                        December 2, 1999

 4.1    Subscription Agreement between                  Report on Form S-1
        EuroGas, In., and Thomas Kernaghan              dated July 23, 1998
        & Co., Ltd, dated May 292, 1998                 Exhibit No. 4.01*

 4.2    Warrant Agreement dated July 12, 1996,          Report on Form 8-K
        with Danube Shareholder                         dated July 12, 1996
                                                        Exhibit No. 2*

 4.3    Registration Rights Agreement Between           Report on Form S-1
        EuroGas, In., and Thomas Kernaghan              dated July 23, 1998
        & co., Ltd, dated May 29, 1998                  Exhibit No. 4.02*

 4.4    Registration Rights Agreement dated             Report on Form 8-K
        July 12, 1996, with Danube Shareholder          dated July 12, 1996
                                                        Exhibit No. 3*

 4.5    Registration Rights Agreement by and            Report on Form S-1
        among EuroGas, Inc., and Finance                dated July 23, 1998
        Credit & Development Corporation, Ltd.          Exhibit No. 4.06*
        dated June 30, 1997

 4.6    Option granted to the Trustees of the           Annual Report on
        Estate of Bernice Pauahi Bishop                 Form 10-KSB for the
                                                        fiscal year ended
                                                        December 31, 1995,
                                                        Exhibit No. 10*

 4.7    Registration Rights Agreement by and            Annual Report on
        among EuroGas, Inc., and Kakui, Inc, and        Form 10-KSB for the
        the Trustees of the Estate of Bernice           fiscal year ended
        Pauahi Bishop                                   December 31, 1995,
                                                        Exhibit No. 11*

 4.8    Option issued to OMV Aktiengesellschaft         Annual Report on
        to acquire up to 2,000,000 shares of            Form 10-KSB for
        restricted common stock                         the fiscal year
                                                        ended December 31,
                                                        1996, Exhibit No.
                                                        13*

 4.9    Form of Convertible Debenture issued            Filed herewith.
        on January 12, 2000.

 5.2    Opinion of Parr Waddoups Brown Gee &            Registration Statement
        Loveless                                        on Form S-1, File No.
                                                        333-92009, filed on
                                                        December 2, 1999

 10.1   English translation of Mining Usufruct          Quarterly Report on
        Contract between The Minister of                Form 10-Q dated
        Environmental Protection, Natural               September 30, 1997
        Resources and Forestry of the Republic          Exhibit No. 1*
        of Poland and Pol-Tex Methane, dated
        October 3, 1997

 10.2   Agreement between Polish Oil and Gas            Quarterly Report on
        Mining Joint Stock Company and EuroGas,         Form 10-Q dated
        Inc., dated October 23, 1997                    September 30, 1997
                                                        Exhibit No. 2*

 10.3   1996 Stock Option and Award Plan                Annual Report on
                                                        Form 10-KSB for the
                                                        fiscal  year ended
                                                        December 31, 1995,
                                                        Exhibit No. 14*

 10.4   Settlement Agreement by and among               Annual Report on
        Kukui, Inc., and Pol-tex Methane, Sp            Form 10-KSB for the
        zo.o., McKenzie Methane Rybnik,                 fiscal year ended
        McKenzie Methane Jastrzebie, GlobeGas,          December 31, 1995,
        B.V. (formerly known as McKenzie                Exhibit No. 15*
        Methane Poland, B.V.), and the
        Unsecured Creditors' Trust of the
        Bankruptcy Estate of McKenzie Methane
        Corporation

 10.5   Acquisition Agreement between EuroGas,          Report on Form S-1
        Inc., and Belmont Resources, Inc., dated        dated July 23, 1998
        July 22, 1998                                   Exhibit No. 10.20*

 10.6   General Agreement governing the operation of    Report on Form 8-K
        McKenzie Methane Poland, B.V.                   dated August 3, 1994
                                                        Exhibit No. 2*

 10.7   Concessions Agreement between Ministry of       Annual Report on
        Environmental Protection, Natual Resources,     Form 10-KSB for the
        and Forestry and Pol-tex Methane Ltd.           fiscal year ended
                                                        December 31, 1995
                                                        Exhibit No. 18*

 10.8   Association Agreement between NAFTA a.s.        Annual Report on
        Gbely and Danube International Petroleum        Form 10-KSB for the
        Company                                         fiscal year ended
                                                        December 31, 1995,
                                                        Exhibit No. 19*

 10.9   Agreement between Moravske' Naftove'            Annual Report on
        Doly a.s. and Danube International              Form 10-KSB for the
        Petroleum Company                               fiscal year ended
                                                        December 31, 1995
                                                        Exhibit No. 20*

 10.10  Form of Convertible Debenture                   Report on Form 8-K
                                                        dated August 3, 1994,
                                                        Exhibit No. 7*

 10.11  Form of Promissory Note, as amended,            Annual Report on
        with attached list of shareholders              Form 109-KSB for the
                                                        fiscal year ended
                                                        December 31, 1995,
                                                        Exhibit No. 23*

 10.12  Amendment #1 to the Association                 Annual Report on
        Agreement Entered on 13th of July               Form 10-KSB for the
        1995, between NAFTA a.s. Gbely and              Fiscal year ended
        Danube International Petroleum                  December 31, 1996,
        Company                                         Exhibit No. 25*

 10.13  Acquisition Agreement by and among              Form 10-Q
        Belmont Resources, In., EuroGas                 Dated September 30,
        Incorporated, dated October 9, 1998             1998
                                                        Exhibit No. 1*

 10.14  Letter of Intent by and between                 Annual Report on
        Polish Oil and Gas Company and                  Form 10-KSB for the
        Pol-Tex Methane, dated April 28,                Fiscal year ended
        1997                                            December 31, 1996,
                                                        Exhibit No. 27*

10.15   Purchase and Sale Agreement between             Report on Form 8-K
        Texaco Slaskk Sp. zo.o., Pol-Tex                Dated March 24, 1997
        Methane Sp. zo.o and GlobeGas                   Exhibit No. 1*
        B.V.

 10.16  English translation of Articles of              Report on Form 8-K/A
        Association of the TAKT Joint Venture           Dated June 11, 1997
        dated June 7, 1991, as amended April            Exhibit No. 3*
        4, 1993

 10.17  English transalation of Proposed                Report on Form 8-K/A
        Exploration and Production Sharing              Dated June 11, 1997
        contract for Hydrocarbons between               Exhibit No. 4*
        the Republic of Sakha (Yakutia) and
        the Russian Federation and the TAKT
        Joint Venture

  10.18  English translation of Agreement on             Registration Statement
        Joint Investment and Production                 on Form S-1 dated July
        Actuvities between EuroGas, Inc., and           23, 1998 Exhibit No.
        Zahidukrgeologia, dated May 14, 1998            10.21*


 10.19  English translation of Statutory Agreement      Registration Statement
        of Association of Limited Liability             on Form S-1 dated July
        Company with Foreign Investments between        23, 1998 Exhibit No.
        EuroGas, Inc., and Makyivs'ke Girs'ke           10.22*
        Tovarystvo, dated June 17, 1998

 10.20  Partnership Agreement between EuroGas, Inc.     Amendment No. 1 dated
        and RWE-DEA Altiengesellschaft for              August 3, 1998 Exhibit
        Mineraloel and Chemie AG, dated                 No. 10.23
        July 22, 1998

 10.21  Mining Usufruct Contract between The            Quarterly Report on
        Minister of Environmental Protection,           Form 10-Q dated
        Natural Resources and Forestry of the           September 30, 1997
        Republic of Poland and Pol-Tex                  Exhibit No. 1*
        Methane, dated October 3, 1997

 10.22  Agreement between Polish Oil and Gas            Quarterly Report on
        Mining Joint Stock Companyh and EuroGas,        Form 10Q dated
        Inc., dted October 232, 1997                    September 30, 1997
                                                        Exhibit No. 2*

 10.23  Agreement for Acquisition of 5% Interest        Quarterly Report on
        in a Subsidiary by and between EuroGas,         Form 10-Q dated
        Inc., B. Grohe, and T. Koerfer, dated           September 30, 1997
        November 11, 1997                               Exhibit No. 3*

 10.24  Option Agreement by and between EuroGas,        Quarterly Report on
        Inc., and Beaver River Resources, Ltd.,         Form 10-Q dated
        dated October 31, 1997                          September 30, 1997
                                                        Exhibit No. 4*

 10.25  Lease Agreement dated September 3, 1996,        Registration Statement
        between Potomac Corporation and the             on Form S-1, File No.
        Company; Letter of Amendment dated              333-92009, filed on
        September 30, 1999                              December 2, 1999

 10.26  Sublease dated November 2, 1999, between        Registration Statement
        Scotdean Limited and the Company                on Form S-1, File No.
                                                        333-92009, filed on
                                                        December 2, 1999

 10.27  Securities Purchase Agreement dated             Registration Statement
        November 4, 1999, between the Company           on Form S-1, File No.
        and Arkledun Driver LLC                         333-92009, filed on
                                                        December 2, 1999

 10.28  Registration Rights Agreement dated             Registration Statement
        November 4, 1999, between the Company and       on Form S-1, File No.
        Arkledun Drive LLC                              333-92009, filed on
                                                        December 2, 1999

 10.29  Supplemental Agreement dated November 4,        Registration Statement
        1999, between the Company and Arkledun Drive    on Form S-1, File No.
        LLC                                             333-92009,filed on
                                                        December 2, 1999

 10.30  Executive Employment Agreement dated            Registration Statement
        April 20, 1999 between the Company and Karl     on Form S-1, File No.
        Arleth                                          333-92009, filed on
                                                        December 2, 1999

 21.1   Subsidiaries                                    Annual Report on
                                                        Form 10-KSB for the
                                                        Fiscal year ended
                                                        December 31, 1995,
                                                        Exhibit No. 24*

 23.1   Consent of Ryder Scott Company,                 Registration Statement
        Petroleum Engineers                             on Form S-1 dated July
                                                        23, 1998*

 27.1   Financial Data Schedule                         Filed herewith

 -----------------------------
 *Incorporated by reference

 (b)     Reports on Form 8-K

 During the last quarter of the fiscal year ended December 31, 1999, the Company did not file any reports on Form 8-K.

 (c)     Exhibits

 Exhibits to this Report are attached following Page F-____ hereof.

 (d)     Financial Statement Schedules

 None

                             SIGNATURES

              Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           EUROGAS, INC.


      Dated:  April 13, 2000

                                             By

                                              /S/ KARL ARLETH
                                             --------------------------------
                                             Karl Arleth, President
                                             (Principal Executive Officer)


              Dated:  April 13, 2000

                                             By

                                              /S/ KARL ARLETH
                                             --------------------------------
                                             Karl Arleth, President
                                             (Principal Financial and
                                             Accounting Officer)


            POWER OF ATTORNEY AND ADDITIONAL SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature to this Form 10-K appears below hereby constitutes and appoints Karl Arleth as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this Form 10-K, and any and all instruments or documents filed as part of or in connection with this Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.


              Dated:  April 13, 2000
                                             By

                                               /S/ KARL ARLETH
                                             --------------------------------
                                             Karl Arleth, Director


              Dated:  April 13, 2000
                                             By

                                               /S/ DR. GREGORY P. FONTANA
                                             --------------------------------
                                             Dr. Gregory P. Fontana, Director



              Dated:  April 13, 2000
                                             By

                                              /S/ ANDREW ANDRACZKE
                                             --------------------------------
                                             Andrew Andraczke, Director

                        EUROGAS, INC. AND SUBSIDIARIES


                              TABLE OF CONTENTS


                                                                         Page


  Report of Independent Certified Public Accountants. . . . . . . . . . . F-2

  Consolidated Balance Sheets-December 31, 1999
   and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

  Consolidated Statements of Operations for the Years
   Ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . F-4

  Consolidated Statements of Stockholders' Equity (Deficit)
   for the Years Ended December 31, 1997, 1998 and 1999 . . . . . . . . . F-5

  Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . . . . F-7

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . F-9

  Supplemental Information Regarding Oil and Gas Producing Activities . . F-27

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS



                                                     (801) 532-2200
  Member of AICPA Division of Firms                 Fax (801) 532-7944
         Member of SECPS                       345 East 300 South, Suite 200
Member of Summit International Associate      Salt Lake City, Utah 84111-2693


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc., a Utah corporation, and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroGas, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 1999, the Company has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 16, 2000

                        EUROGAS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                           --------------------------
                                                              1999          1998
                                                           ------------  ------------
                                ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . $  1,047,141  $  7,489,510
  Investment in securities available-for-sale. . . . . . .      317,084     1,088,488
  Trade accounts receivable. . . . . . . . . . . . . . . .      907,269     1,107,508
  Value added tax receivables. . . . . . . . . . . . . . .    1,057,628       431,235
  Receivable from joint venture partners . . . . . . . . .    1,217,149     1,751,292
  Other receivables. . . . . . . . . . . . . . . . . . . .       74,696       788,291
  Other current assets . . . . . . . . . . . . . . . . . .      236,044       457,899
                                                           ------------  ------------
    Total Current Assets . . . . . . . . . . . . . . . . .    4,857,011    13,114,223
                                                           ------------  ------------
Property and Equipment - Full Cost Accounting
  Oil and gas properties subject to amortization . . . . .   21,553,571    18,064,186
  Oil and gas properties not subject to amortization . . .   26,862,072    32,763,353
  Other mineral interests. . . . . . . . . . . . . . . . .      755,539       709,570
  Other property and equipment . . . . . . . . . . . . . .    1,052,098       580,017
                                                           ------------  ------------
    Total Property and Equipment . . . . . . . . . . . . .   50,223,280    52,117,126
                                                           ------------  ------------
  Less: accumulated depletion depreciation
   and amortization . . . . . . .  . . . . . . . . . . . .   (2,060,386)     (307,054)
                                                           ------------  ------------
        Net Property and Equipment . . . . . . . . . . . .   48,162,894    51,810,072
                                                           ------------  ------------
Other Investments at Cost. . . . . . . . . . . . . . . . .      358,857            -

Long-Term Notes Receivable . . . . . . . . . . . . . . . .      500,000            -

Receivable From Related Party. . . . . . . . . . . . . . .           -        200,000

Other Assets . . . . . . . . . . . . . . . . . . . . . . .       89,816       210,092
                                                           ------------  ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . $ 53,968,578  $ 65,334,387
                                                           ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . $  4,289,836  $  4,060,125
  Accrued liabilities. . . . . . . . . . . . . . . . . . .    4,251,703     2,618,014
  Accrued income taxes . . . . . . . . . . . . . . . . . .      708,931       870,836
  Accrued settlement obligation. . . . . . . . . . . . . .    4,400,000            -
  Notes payable - current portion. . . . . . . . . . . . .    4,155,492     4,010,729
  Notes payable to related parties . . . . . . . . . . . .    1,554,367     1,346,204
                                                           ------------  ------------
    Total Current Liabilities. . . . . . . . . . . . . . .   19,360,329    12,905,908
                                                           ------------  ------------
Long-Term Liabilities
  Notes payable. . . . . . . . . . . . . . . . . . . . . .           -      1,226,816
  Notes payable to related parties . . . . . . . . . . . .           -        613,408
                                                           ------------  ------------
    Total Long-Term Liabilities. . . . . . . . . . . . . .           -      1,840,224
                                                           ------------  ------------
Minority Interest. . . . . . . . . . . . . . . . . . . . .    3,824,903     2,865,376
                                                           ------------  ------------
Stockholders' Equity
  Preferred stock, $.001 par value; 3,661,968 shares
   authorized; issued and outstanding: 1999 - 2,394,028
   shares, 1998 - 2,393,728 shares; 1999 liquidation
   preference: $2,561,291. . . . . . . . . . . . . . . . .        2,394         2,394
  Common stock, $.001 par value; 325,000,000 shares
   authorized; issued and outstanding: 1999 - 86,835,838
   shares, 1998 - 76,254,630 shares. . . . . . . . . . . .       86,836        76,255
  Additional paid-in capital . . . . . . . . . . . . . . .  103,910,264    94,563,961
  Accumulated deficit. . . . . . . . . . . . . . . . . . .  (69,350,207)  (46,082,787)
  Accumulated other comprehensive loss . . . . . . . . . .   (3,865,941)     (836,944)
                                                           ------------  ------------
    Total Stockholders' Equity . . . . . . . . . . . . . .   30,783,346    47,722,879
                                                           ------------  ------------
Total Liabilities and Stockholders' Equity . . . . . . . . $ 53,968,578  $ 65,334,387
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1999          1998          1997
                                                      ------------  ------------  ------------
Oil and Gas Sales. . . . . . . . . . . . . . . . . .  $  4,973,508  $    879,404  $         -
                                                      ------------  ------------  ------------
Costs and Operating Expenses
  Oil and gas production . . . . . . . . . . . . . .     1,330,526       305,009            -
  Impairment of mineral interests and equipment. . .     7,217,426     3,512,792     1,972,612
  Depreciation, depletion,  and amortization . . . .     1,810,176       293,955        25,637
  Settlement costs . . . . . . . . . . . . . . . . .     4,400,000            -             -
  General and administrative . . . . . . . . . . . .     9,491,347     7,804,401     6,716,365
                                                     -------------  ------------  ------------
    Total Costs and Operating Expenses . . . . . . .    24,249,475    11,916,157     8,714,614
                                                     -------------  ------------  ------------
Other Income (Expenses)
  Interest income. . . . . . . . . . . . . . . . . .       179,538       593,570       517,845
  Other income . . . . . . . . . . . . . . . . . . .       103,878       152,776        43,123
  Interest expense . . . . . . . . . . . . . . . . .      (567,195)     (465,371)   (3,680,090)
  Loss on sale and impairment of securities
   and equipment . . . . . . . . . . . . . . . . . .    (1,682,045)           -             -
  Foreign exchange net gains (losses). . . . . . . .       170,315      (130,419)      331,837
  Minority interest in income of subsidiary. . . . .      (753,599)     (137,983)           -
                                                     -------------  ------------  ------------
    Total Other Income (Expense) . . . . . . . . . .    (2,549,108)       12,573    (2,787,285)
                                                     -------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . .   (21,825,075)  (11,024,180)  (11,501,899)

Preferred Dividends. . . . . . . . . . . . . . . . .     1,442,345     2,861,301       423,530
                                                     -------------  ------------  ------------
Loss Applicable to Common Shares . . . . . . . . . . $ (23,267,420) $(13,885,481) $(11,925,429)
                                                     =============  ============  ============
Basic and Diluted Loss Per Common Share. . . . . . . $       (0.28) $      (0.22) $      (0.22)
                                                     =============  ============  ============
Weighted Average Number of Common
  Shares Used In Per Share Calculation . . . . . . .    83,368,053    64,129,062    54,705,726
                                                     =============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                       Accumulated     Total
                            Preferred Stock           Common Stock          Additional                   Other      Stockholders'
                        ------------------------  -----------------------     Paid-in     Accumulated    Compre-      Equity
                           Shares      Amount       Shares       Amount       Capital       Deficit    hensive Loss  (Deficit)
                        ------------  ----------  ------------  ----------  ------------  ------------  ----------  ------------
 Balance - December
  31, 1996 . . . . . .     3,641,968  $    3,642    49,143,862  $   49,144  $ 14,842,922  $(20,271,877) $  (14,749) $ (5,390,918)

 Net loss. . . . . . .            -           -             -           -             -    (11,501,899)         -    (11,501,899)
 Dividends on preferred
  shares . . . . . . .            -           -             -           -             -       (423,530)         -       (423,530)
                                                                                                                    ------------
 Comprehensive loss. .                                                                                               (11,925,429)
                                                                                                                    ------------
 Issuance of common
  stock and 2,200,000
  options for cash, net
  of $75,000 offering
  costs. . . . . . . .            -           -      4,929,999       4,930    20,170,070            -           -     20,175,000
 Conversion of notes
  payable and related
  interest . . . . . .            -           -      2,646,907       2,647    10,945,344            -           -     10,947,991
 Issuance for cash,
  net of $1,750,000
  offering costs . . .        15,000          15        50,000          50    13,249,935            -           -     13,250,000
 Warrants granted in
  connection with
  acquisition of OMV
  (Jakutien) Exploration
  GmbH . . . . . . . .            -           -             -           -      1,150,000            -           -      1,150,000
 Conversion of 1996 Series
  Preferred shares and
  related accrued
  dividends. . . . . .    (1,250,000)     (1,250)    2,500,001       2,500        71,524            -           -         72,774
 Conversion of 1997 Series
  Preferred shares and
  related dividends. .       (14,740)        (15)    2,763,165       2,763       229,800            -           -        232,548
 Issuance to acquire
  minority interest in
  subsidiary . . . . .            -           -        250,000         250       999,750            -           -      1,000,000
                        ------------  ----------  ------------  ----------  ------------  ------------  ----------  ------------
Balance - December
 31, 1997. . . . . . .     2,392,228       2,392    62,283,934      62,284    61,659,345   (32,197,306)    (14,749)   29,511,966
                                                                                                                    ------------
Net loss . . . . . . .            -           -             -           -             -    (11,024,180)         -    (11,024,180)
Dividends on preferred
 shares. . . . . . . .            -           -             -           -             -     (2,861,301)         -     (2,861,301)
Net change in unrealized
 losses on securities.            -           -             -           -             -             -     (379,266)     (379,266)
Translation adjustments           -           -             -           -             -             -     (442,929)     (442,929)
                                                                                                                    ------------
Comprehensive loss . .                                                                                               (14,707,676)
                                                                                                                    ------------
Issuance of 1998 Series
 Preferred Shares for
 cash, net of $1,275,005
 offering costs. . . .        17,000          18        50,000          50    15,724,927            -           -     15,724,995
Beneficial conversion
 feature recognized
 on 1998 Series B
 Preferred Shares. . .            -           -             -           -      2,550,000            -           -      2,550,000
Conversion of 1998
 Series Preferred
 shares and related
 dividends . . . . . .       (15,500)        (16)    8,860,196       8,860       156,163            -           -        165,007
Issuance for financing
 and other services. .            -           -         60,500          61       226,064            -           -        226,125
Issuance upon exercise
 of stock options
 for cash. . . . . . .            -           -        100,000         100       149,900            -           -        150,000
Issuance of stock
 and warrants for
 oil and gas property
 interests . . . . . .            -           -      4,900,000       4,900    14,097,562            -           -     14,102,462
                        ------------  ----------  ------------  ----------  ------------  ------------  ----------  ------------
Balance - December
 31, 1998. . . . . . .     2,393,728  $    2,394    76,254,630  $   76,255  $ 94,563,961  $(46,082,787) $ (836,944) $ 47,722,879
                        ============  ==========  ============  ==========  ============  ============  ==========  ============

                        EUROGAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (CONTINUED)


                                                                                                       Accumulated     Total
                            Preferred Stock           Common Stock          Additional                   Other      Stockholders'
                        ------------------------  -----------------------     Paid-in     Accumulated    Compre-      Equity
                           Shares      Amount       Shares       Amount       Capital       Deficit    hensive Loss  (Deficit)
                        ------------  ----------  ------------  ----------  ------------  ------------  ----------  ------------
Balance - December
 31, 1998. . . . . . .     2,393,728  $    2,394    76,254,630  $   76,255  $ 94,563,961  $(46,082,787) $ (836,944) $ 47,722,879
                                                                                                                    ------------
Net loss . . . . . . .            -           -             -           -             -    (21,825,075)         -    (21,825,075)
Dividends on preferred
 shares. . . . . . . .            -           -             -           -             -     (1,442,345)         -     (1,442,345)
Net change in unrealized
 losses on securities.            -           -             -           -             -             -   (2,360,980)   (2,360,980)
Reclassification
 adjustment for realized
 losses on securities
 included in net loss.            -           -             -           -             -             -    1,671,393     1,671,393

Translation adjustments           -           -             -           -             -             -   (2,339,410)   (2,339,410)
                                                                                                                    ------------
Comprehensive loss . .                                                                                               (26,296,417)
                                                                                                                    ------------
Issuance of Series B
 1998 preferred stock
 for proceeds of
 $6,500,000 less
 $487,500 in issuance
 costs . . . . . . . .         6,500           6            -           -      6,012,494            -            -     6,012,500
Beneficial conversion
 feature of 1998 Series
 preferred shares. . .            -           -             -           -        901,875            -            -       901,875
Conversion of Series B
 preferred stock plus
 accrued dividends of
 49,729 shares, or
 $39,501 . . . . . . .        (8,000)         (8)   10,576,208      10,576        28,933            -            -        39,501
Issuance of Series C
 preferred stock for
 proceeds of $1,800,000
 less $148,530 in
 issuance costs. . . .         1,800           2            -           -      1,651,468            -            -     1,651,470
Beneficial conversion
 feature of Series C
 preferred shares. . .            -           -             -           -        360,000            -            -       360,000
Compensation related to
 the grant of stock
 options . . . . . . .            -           -             -           -        366,088            -            -       366,088
Issuance as payment
 of interest . . . . .            -           -          5,000           5        25,445            -            -        25,450
                        ------------  ----------  ------------  ----------  ------------  ------------  -----------  -----------
Balance - December
 31, 1999. . . . . . .     2,394,028  $    2,394    86,835,838  $   86,836  $103,910,264  $(69,350,207) $(3,865,941) $30,783,346
                        ============  ==========  ============  ==========  ============  ============  ===========  ===========

(1)  Accumulated other comprehensive loss consisted of the following:


                                                         December 31,
                                                  --------------------------
                                                      1999         1998
                                                  ------------  ------------
    Cumulative translation adjustments . . . . . .$ (2,797,088) $   (457,678)
    Unrealized loss on investments in
     securities-available-for-sale . . . . . . . .  (1,068,853)     (379,266)
                                                  ------------  ------------
    Accumulated Other Comprehensive Loss . . . . .$ (3,865,941) $   (836,944)
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                          1999          1998          1997
                                                      ------------  ------------  ------------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . .  $(21,825,075) $(11,024,180) $(11,501,899)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Impairment of mineral interests and equipment. .     7,217,426     3,512,792     1,972,612
    Accrued settlement obligations . . . . . . . . .     4,400,000            -             -
    Depreciation depletion and amortization. . . . .     1,810,176       293,955        25,637
    Amortization of discount on notes payable. . . .        39,074            -             -
    Expenses paid by issuance of notes payable . . .            -             -      1,321,295
    Interest expense by issuance of common stock . .        25,450            -             -
    Compensation paid by issuance of common stock. .            -        226,125            -
    Compensation paid by reduction of note receivable      200,000            -             -
    Compensation from stock options. . . . . . . . .       366,088            -             -
    Minority interest in income of subsidiary. . . .       753,599       137,983            -
    Loss on sale of securities available for sale. .     1,671,393            -             -
    Exchange (gain) loss . . . . . . . . . . . . . .      (170,315)      130,419      (331,837)
    Changes in assets and liabilities, net
     of acquisitions:
      Trade receivables. . . . . . . . . . . . . . .       (68,235)      (72,121)           -
      Other receivables. . . . . . . . . . . . . . .      (238,945)      549,973        26,510
      Prepaid expense. . . . . . . . . . . . . . . .      (125,475)     (337,723)           -
      Accounts payable . . . . . . . . . . . . . . .       873,836      (751,640)    1,814,545
      Accrued liabilities. . . . . . . . . . . . . .     1,269,007      (812,107)    3,271,805
      Other. . . . . . . . . . . . . . . . . . . . .            -       (115,783)      156,451
                                                      ------------  ------------  ------------
        Net Cash Used in Operating Activities. . . .    (3,801,996)   (8,262,307)   (3,244,881)
                                                      ------------  ------------  ------------
Cash Flows From Investing Activities
  Expenditure for other investments. . . . . . . . .      (358,857)           -             -
  Purchases of mineral interests, property
   and equipment . . . . . . . . . . . . . . . . . .    (7,004,275)   (9,291,719)   (5,391,568)
  Proceeds from sale of interest in gas property
   and equipment . . . . . . . . . . . . . . . . . .       207,509            -        501,646
  Acquisition of subsidiaries, net of cash acquired.            -     (2,159,363)   (6,314,287)
  Net change in deposits and long-term prepayments .       408,391      (168,575)           -
  Investment in securities available-for-sale. . . .    (1,656,434)   (1,467,754)           -
  Proceeds from sale of securities
   available-for-sale. . . . . . . . . . . . . . . .        66,858            -             -
  Payments for notes receivable. . . . . . . . . . .      (600,000)     (500,000)           -
                                                      ------------  ------------  ------------
        Net Cash Used In Investing Activities. . . .    (8,936,808)  (13,587,411)  (11,204,209)
                                                      ------------  ------------  ------------
Cash Flows From Financing Activities
  Proceeds from issuance of notes payable to
   related parties . . . . . . . . . . . . . . . . .            -             -        339,191
  Principal payments on notes payable to
   related parties . . . . . . . . . . . . . . . . .      (218,355)     (999,439)     (905,866)
  Proceeds from issuance of notes payable. . . . . .        57,506            -      1,135,729
  Principal payments on notes payable. . . . . . . .      (981,611)   (3,192,109)   (2,707,551)
  Proceeds from issuance of common stock, net of
   offering costs. . . . . . . . . . . . . . . . . .            -        150,000    20,175,000
  Proceeds from issuance of preferred stock, net
   of offering costs . . . . . . . . . . . . . . . .     7,663,970    15,724,995    13,250,000
  Dividends paid on preferred stock. . . . . . . . .            -       (260,139)           -
  Proceeds from issuance of common stock
   by subsidiary . . . . . . . . . . . . . . . . . .            -        592,568            -
                                                      ------------  ------------  ------------
        Net Cash Provided By Financing Activities. .     6,521,510    12,015,876    31,286,503
                                                      ------------  ------------  ------------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents. . . . . . . . . . . . . . . . . .      (225,075)       75,685      (232,351)
                                                      ------------  ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents    (6,442,369)   (9,758,157)   16,605,062

Cash and Equivalents at Beginning of Period. . . . .     7,489,510    17,247,667       642,605
                                                      ------------  ------------  ------------
Cash and Equivalents at End of Period. . . . . . . .  $  1,047,141  $  7,489,510  $ 17,247,667
                                                      ============  ============  ============

                                                                (Continued)

                       EUROGAS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1999          1998          1997
                                                      ------------  ------------  ------------
 Supplemental Disclosure of Cash Flow Information
  Cash paid for interest . . . . . . . . . . . . . .  $    376,700  $    485,157  $    362,622

 Supplemental Schedule of Noncash Investing and
  Financing Activities
 Common stock and stock options issued to
  acquire property . . . . . . . . . . . . . . . . .  $         -   $ 14,102,462  $         -
 Common stock issued upon conversion of notes
  payable and accrued interest . . . . . . . . . . .        25,450            -     10,947,991
 Common stock issued as payment of preferred
  dividends. . . . . . . . . . . . . . . . . . . . .        39,502       165,008       305,322
 Beneficial conversion feature granted in connection
  with preferred stock . . . . . . . . . . . . . . .     1,261,875     2,550,000            -
 Common stock issued to acquire minority interest
  in subsidiary. . . . . . . . . . . . . . . . . . .            -             -      1,000,000
 Assigned note receivable in satisfaction of
  note payable . . . . . . . . . . . . . . . . . . .       600,000            -             -

 Cash paid in connection with business acquisitions:
    Fair value of assets acquired. . . . . . . . . .                $ 11,923,200  $  7,506,621
    Excess property cost over fair value . . . . . .                   3,512,792            -
    Liabilities assumed and incurred . . . . . . . .                  (7,484,675)      (28,317)
    Obligation to sellers. . . . . . . . . . . . . .                          -             -
    Minority interest recognized . . . . . . . . . .                  (2,112,348)           -
    Common stock issued. . . . . . . . . . . . . . .                          -             -
    Stock options granted. . . . . . . . . . . . . .                          -     (1,150,000)
                                                                    ------------  ------------
       Cash paid . . . . . . . . . . . . . . . . . .                   5,838,969     6,328,304
    Less cash acquired . . . . . . . . . . . . . . .                  (3,679,606)      (14,017)
                                                                    ------------  ------------
        Net Cash Paid (Received) . . . . . . . . . .                $  2,159,363  $  6,314,287
                                                                    ============  ============

  The accompanying notes are an integral part of these financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -- EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company") are engaged primarily in the evaluation, acquisition, exploration and disposition of mineral interests, and rights to exploit oil, natural gas, coal bed methane gas and other minerals. EuroGas has also begun efforts to participate in the development of co-generation (power and heat) projects. EuroGas is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. During 1998, EuroGas acquired a controlling interest in Big Horn Resources Ltd., an exploration and production company operating in Western Canada. EuroGas has an interest in a joint venture to reclaim a natural gas field in Western Canada. EuroGas holds and is developing properties in Eastern Europe including coal bed methane gas properties in Poland, proved natural gas properties and unproved oil and gas concessions in Slovakia, unproved natural gas properties in Eastern Russia and an interest in a talc deposit in Slovakia. EuroGas has entered into and is in the process of entering into joint ventures in the Ukraine to explore for and develop oil, natural gas and coal bed methane gas with various Ukrainian State and private companies.

Business Condition--Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $69,350,207 since their inception in 1995 through December 31, 1999. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive working capital and stockholders' equity at December 31, 1998 and had positive stockholders' equity at December 31, 1999, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

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

Mineral Interests in Properties -- The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized on a country by country basis. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Proceeds from disposal of properties are applied as a reduction of cost without recognition of a gain or loss except where such disposal would result in a major change in the depletion rate. Capitalized costs are categorized either as being subject to amortization or not subject to amortization. The cost of properties not subject to amortization are assessed periodically and any resulting provision for impairment which may be required is charged to operations. The assessment for impairment is based upon estimated fair value of the properties. Fair value is determined based upon estimated future discounted net cash flows.

Capitalized costs of properties subject to amortization and estimated future costs to develop proved reserves are amortized and depreciated using the unit-of-production method based on the estimated proven oil and natural gas reserves as determined by independent engineers. Units of natural gas are converted into barrels of equivalent oil based on the relative energy content basis. Capitalized costs of properties subject to amortization, net of accumulated amortization and depreciation, are limited to estimated future discounted net cash flows from proven reserves, based upon year-end prices, and any resulting impairment is charged to operations.

Other Property and Equipment--Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized. Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives, as follows: buildings-- 40 years and equipment--3 to 5 years. Upon retirement, sale, or other disposition of other property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for the three years in the period ended December 31, 1999, was $238,658, $78,765, and $83,885, respectively, of which $33,482, $19,229 and $65,639 were capitalized in mineral interests and equipment in 1999, 1998 and 1997, respectively.

Political Risk --EuroGas has mineral interest property and interests in projects in Poland, Slovakia, Slovenia, Ukraine, and in the Sakha Republic (Eastern Russia). Although recent political and economic trends in these countries have been toward the development of market economies that encourage foreign investment, EuroGas has a concentration of risk related to its Eastern Europe and Russian properties and interests which are subject to political instability, changes in government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, or other uncertainties.

Financial Instruments --EuroGas considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, investment in securities available-for-sale, trade and other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows. The amounts reported as investment in securities available-for-sale are based upon quoted market prices. The cost of securities sold is based on the average purchase price per share.

EuroGas had cash in foreign banks at December 31, 1999 in excess of $980,000 which cash is not insured by the U.S. Federal Deposit Insurance Corporation. Included in that amount is cash held in Polish banks in the amount of approximately $300,000 for which EuroGas would incur certain taxes if the cash were transferred out of Poland.

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

Loss Per Share -- Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 19,179,713, 17,004,647 and 13,450,000 potentially issuable common shares at December 31, 1999, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

Foreign Currency Translation -- Effective January 1, 1998, the functional currencies of the subsidiaries operating in Poland and Slovakia were changed from the U.S. dollar to the local currencies due to those economies ceasing to be considered highly inflationary. The change had no effect on consolidated financial position at the date of the change or on the consolidated results of operations for periods prior to the change. The effect of changes in exchange rates during the year ended December 31, 1998, and in the future with respect to those subsidiaries, has been and will be recognized as a separate component of comprehensive loss whereas those changes were previously recognized in the results of operations. Where the functional currencies of foreign subsidiaries continue to be the U.S. dollar, financial statements are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries are reflected in the results of operations. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

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

Stock Based Compensation--Prior to 1999, EuroGas accounted for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted. Since January 1, 1998, EuroGas has accounted for stock options granted to employees based on the intrinsic value of the options on the date granted and has accounted for options granted to consultants and other non-employees based on the fair value of the options as required by FAS 123.

New Accounting Standards--In June 1999, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 was issued and establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for year beginning January 1, 2000 and, is not expected to have a material impact on the financial condition or results of operations of EuroGas.

Prior Year Presentation -- Certain 1998 amounts have been reclassified in order to conform with the 1999 presentation.

NOTE 2--PROPERTY ACQUISITIONS

Acquisition of Big Horn Resources, Ltd. -- Effective October 5, 1998, EuroGas acquired slightly more than a 50% interest in Big Horn Resources Ltd. ("Big Horn"), an oil and gas exploration and production company operating in Western Canada. EuroGas acquired the majority interest by cash payments of $4,723,498 on October 17, 1998, by executing promissory notes effective October 1998, in the aggregate amount of $1,840,224, and by EuroGas' cancellation of a note receivable from one of Big Horn shareholders in the amount of $1,100,000. These payments, and the face amount of the notes, were discounted $70,238 to October 5, 1998 using a 10% discount rate.

The acquisition was accounted for under the purchase method of accounting; the total purchase price of $7,593,484 was determined based upon the fair value of the consideration paid. The purchase price was allocated to the acquired net assets of Big Horn based upon their fair values on the effective date of the acquisition. The fair value of the acquired properties was based upon a reserve report prepared by independent petroleum engineers. The purchase price exceeded the fair value of the net assets acquired by $3,512,792 which was recognized as a non-recurring impairment expense at the date of the acquisition. The operations of Big Horn have been included in the consolidated results of operations of EuroGas since acquisition.

Summary unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition of Big Horn had occurred on January 1, 1997, excluding non-recurring items, are as follows:

                                                   1998            1997
                                              -------------   -------------

             Revenues. . . . . . . . . . . . .$   2,138,415   $   1,916,000
             Net loss. . . . . . . . . . . . .   (7,528,473)    (14,538,000)
             Net loss applicable to common
                shares . . . . . . . . . . . .  (10,389,774)    (14,962,000)
             Net loss per common share . . . .        (0.16)          (0.27)

Acquisition of Maseva Gas s.r.o. -- During October 1998, EuroGas acquired a 90% interest in Maseva Gas s.r.o. ("Maseva"), a Slovak company which holds a 850 square kilometer concession to explore for oil and natural gas. The concession is adjacent to the southern boarder of the Trebisov concession held by EuroGas through the Nafta/Danube joint venture in Slovakia. EuroGas purchased Maseva by issuing 2,500,000 common shares and warrants to purchase an additional 2,500,000 shares at $2.50 per share within two years. The purchase price was $6,527,462 based upon the $2.00 per share quoted market value of the EuroGas common shares issued, and the fair value of the warrants on the acquisition date. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 63.2%, risk-free interest rate of 5.0% and an expected life of 2 years. The unproved oil and gas concession is the primary asset acquired. Maseva has had no operations. The acquisition is considered to be the purchase of properties. Accordingly, pro forma amounts are not presented. The cost of the acquisition was allocated to oil and gas properties not subject to amortization.

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

Acquisition of Oil Refinery-- During 1999, EuroGas made a $385,857 payment towards the purchase of a 40% interest in an operating oil refinery in Slovenia, subject to approval by the Slovienian Government. Upon governmental approval, EuroGas will be obligated to make an additional investment of approximately $500,000 for the interest.

Acquisition of Talc Mineral Interest -- During 1998, EuroGas acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an investment in a joint venture company. The investment in the talc mineral interest and related mining equipment was $755,539 and $709,570 during 1999 and 1998, respectively. At December 31, 1999 and 1998 EuroGas had a receivable for advances to the joint venture company in the amount of $517,738.

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

The acquisition was accounted for under the purchase method of accounting with the total purchase price of $7,478,304 determined based upon the consideration paid and the fair value of the options granted. The purchase price was allocated to the acquired assets and liabilities of OMVJ based upon their fair values on the date of the acquisition. During 1999, the purchased entity's name was changed to EuroGas Austria GmbH. The operations of EuroGas Austria GmbH have been included in the consolidated results of operations of EuroGas since the acquisition date.

NOTE 3--RECEIVABLE FROM RELATED PARTIES

On December 7, 1998, a wholly-owned subsidiary of EuroGas executed a promissory note with an officer and member of management in the amount of $200,000. During March 1999, the note was forgiven in exchange for services performed by the director. The Company recognized $200,000 as consulting expense related to this transaction.

NOTE 4--NOTES RECEIVABLE

During 1999, the Company executed a promissory note in the amount of $600,000 to an independent third party. During the fourth quarter of 1999 this note was assigned in satisfaction of notes payable.

On October 28, 1998, EuroGas executed a promissory note in the amount of $500,000 to an independent third party. Terms of the note dictate that interest accrues at7.5%. The balance was due on May 28, 1999 and is unpaid at December 31, 1999.

NOTE 5--INVESTMENT IN EQUITY SECURITIES

Equity securities purchased during 1999 were recorded at cost because their resale was restricted and their fair value was not readily determinable. The investments consisted of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies.

During the third quarter of 1999, EuroGas determined not to further invest in the two companies. The value of the underlying common shares to the preferred stock have dropped substantially, and management has determined there has been an other than temporary decline in the fair value of both investments. Accordingly, during the third quarter, EuroGas recognized a $1,600,000 impairment of the investments.

During the first quarter of 1998, EuroGas acquired 993,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) through a private placement subscription agreement for $962,398. United Gunn Resources, Ltd. holds an approximate 12% working interest in the Beaver River Project. Through December 31, 1998, EuroGas acquired an additional 613,500 shares of United Gunn through market purchases at a cost of $491,460. Through the purchase of equity securities, EuroGas held approximately 9% of the outstanding United Gunn shares at December 31, 1998. The United Gunn Resources, Ltd. shares have been accounted for as investment in securities available-for-sale and are carried at market value.

Investment in securities available-for-sale consisted of the following:

                                                  December 31,   December 31,
                                                          1999           1998
                                                --------------   ------------

          Cost. . . . . . . . . . . . . . . . . $   1,385,937    $   1,467,754
          Gross unrealized losses . . . . . . .    (1,068,853)        (379,266)
                                                -------------    -------------
          Estimated fair value. . . . . . . . . $     317,084    $   1,088,488
                                                =============    =============

EuroGas sold 139,000 shares of United Gunn during the year ended December 31, 1999, for $100,557 which resulted in a realized loss of $71,801. The cost of securities sold was determined by the average cost method.

NOTE 6--MINERAL INTERESTS IN PROPERTIES AND EQUIPMENT

Impairment of Properties -- In August 1997, EuroGas closed a transaction with a subsidiary of Texaco for the exploration and potential development of EuroGas' coal bed methane gas interests held by a concession in Poland. EuroGas retained a 14% to 20% carried interest in the net profits from the property, and transferred the remaining interest in the property to Texaco in exchange for an initial payment of $500,000. The payment received during 1997 was applied as a reduction of the cost of the properties without recognition of a gain or loss. EuroGas has since reacquired the interest known as the Pol-Tex concession for $172,000.

During February 2000, the Company assessed the capitalized costs of properties not subject to amortization based on estimated future discounted net cash flows. Accordingly, an impairment of $7,217,426 was charged to operations for the year ended December 31, 1999 related to the Pol-Tex concession.

Amortization of Mineral Interest Properties -- Prior to 1998, EuroGas had no property subject to amortization. Through the acquisition of Big Horn, EuroGas acquired properties with both proved and unproved reserves. Certain of the Big Horn reserves are in production and are being amortized. In addition to the Canadian property, the extent of reserves relating to Company's interests in the Slovak Trebisov oil and gas properties was established in May 1998 when an independent reserve report relating to those properties was obtained and which reported proved reserves of oil and gas. Accordingly, the cost of those properties were reclassified in 1998 as oil and gas properties subject to amortization. The wells drilled on the property have been completed; however, a gas gathering system is yet to be
constructed. As described more fully in Note 15   Commitments and
Contingencies, a dispute arose as a result of a conflicting property claim, and work to bring the wells into production has been suspended. Amortization will begin when and if production begins from wells on that property.

The following is a summary of changes to oil and gas properties:

                                                                   December 31,
                                                       ----------------------------------------
                                                              1999           1998          1997
Properties Subject to Amortization
  Cost at beginning of period . . . . . . . . . . . .  $ 18,064,186   $         -     $       -
  Reclassification from
   properties not subject to
   amortization . . . . . . . . . . . . . . . . . . .       333,465     8,333,863             -
  Acquisition costs . . . . . . . . . . . . . . . . .     1,752,245     8,784,050             -
  Development costs . . . . . . . . . . . . . . . . .     2,830,308     4,459,065             -
  Proceeds from sale of property. . . . . . . . . . .      (167,371)            -             -
  Less ceiling test and valuation
    adjustments . . . . . . . . . . . . . . . . . . .             -    (3,512,792)            -
  Translation adjustments . . . . . . . . . . . . . .    (1,259,262)            -             -
                                                        -----------   -----------   -----------

  Cost at end of period . . . . . . . . . . . . . . .    21,553,571    18,064,186             -
  Less depreciation, depletion and
   amortization . . . . . . . . . . . . . . . . . . .    (1,817,371)     (220,600)            -
                                                        -----------   -----------   -----------

  Net Properties Subject to Amortization                $19,736,200   $17,843,586   $         -
                                                        ===========   ===========   ===========
Properties Not Subject To Amortization
  Cost at beginning of period . . . . . . . . . . . .   $32,763,353  $22,723,660    $14,252,754
  Acquisition costs . . . . . . . . . . . . . . . . .     1,259,696   17,804,072      7,574,601
  Exploration costs . . . . . . . . . . . . . . . . .     1,327,737      573,569      3,368,917
  Reclassification to properties subject
    to amortization . . . . . . . . . . . . . . . . .      (333,465)  (8,333,863)             -
  Proceeds from sale of property. . . . . . . . . . .       (53,232)           -       (500,000)
  Less accumulated valuation and
    adjustments . . . . . . . . . . . . . . . . . . .    (6,775,114)           -     (1,972,612)
  Translation adjustment. . . . . . . . . . . . . . .    (1,326,903)      (4,085)             -
                                                        -----------  -----------    -----------
  Net Property Not Subject to
    Amortization at End of Period . . . . . . . . . .   $ 26,862,072  $32,763,353   $22,723,660
                                                        ============  ===========   ===========


    Other Mineral Interest Property
      Cost at beginning of year . . . . . . . . . . . . $    709,570  $         -   $         -
      Property costs. . . . . . . . . . . . . . . . . .       45,969            -             -
      Acquisition costs . . . . . . . . . . . . . . . .            -      709,570             -
                                                        ------------  -----------   -----------

      Net Other Mineral Interest Property . . . . . . . $    755,539  $   709,570   $         -


NOTE 7   OTHER PROPERTY AND EQUIPMENT

Other property and equipment consisted of the following:

                                                           December 31,
                                            --------------------------------------------
                                                    1999            1998            1997
                                            ------------    ------------    ------------

     Land . . . . . . . . . . . . . . . .   $          -    $          -    $     22,156
     Buildings  . . . . . . . . . . . . .              -          19,571          92,914
     Equipment  . . . . . . . . . . . . .      1,052,098         560,446         895,702
                                            ------------    ------------    ------------
                                               1,052,098         580,017       1,010,772
     Less:  Accumulated depreciation . . .      (243,015)        (86,454)       (767,177)
                                            ------------    ------------    ------------
     Net Other  Property and Equipment. . . $    809,083    $    493,563    $    243,595
                                            ============    ============    ============

NOTE 8   GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment and other non-current assets were located in the following geographic areas:

                                                           December 31,
                                            --------------------------------------------
                                                    1999            1998            1997
                                            ------------    ------------    ------------

     Canada  . . . . . . . . . . . . . . .  $ 20,039,572    $ 15,995,000    $          -
     Eastern Europe and Russia . . . . . .    28,571,995      36,025,164       23,303,815
                                            ------------    ------------    -------------

     Total Property and Equipment and
       Other Assets . . . . . . . . . . . . $ 48,611,567    $ 52,020,164    $ 23,303,815
                                            ============    ============    ============

Sales and net loss were in the following geographic areas:

                                                           December 31,
                                            --------------------------------------------
                                                     1999            1998            1997
                                            -------------    ------------    ------------

Oil and Gas Sales -  Canada . . . . . . . . $  4,973,508     $    879,404    $          -
                                            ============     ============    ============

Net Loss

  United States (Corporate) . . . . . . . . $(26,573,266)    $(2,625,306)    $ (4,915,997)
  Canada  . . . . . . . . . . . . . . . . .      757,781      (3,362,517)               -
  Eastern Europe and Russia . . . . . . . .  (12,016,615)     (5,036,357)      (6,585,902)
                                            ------------    ------------     ------------

Net Loss                                    $(37,832,100)   $(11,024,180)    $(11,501,899)
                                            ============    ============     ============

                                   F-16

NOTE 9--NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties were as follows:
                                                           December 31,
                                                  ----------------------------
                                                         1999             1998
                                                 ------------      -----------
Loan from a former director, due on demand
  with interest at 10%, unsecured. . . . . . . .  $   225,206      $   290,206
Loans from companies associated with a director,
  due in 1999 with interest at 7.0% to 10%,
  unsecured . . . . . . . . . . . . . . . . . . .     600,983          960,481
Loan from a director, due in 1999 and 2000,
  interest:
    7.5%  to 10%, unsecured . . . . . . . . . . .     613,221          606,951
Loans from a former director and his affiliates,
  interest at 7.5% to10%, due on demand,
  unsecured . . . . . . . . . . . . . . . . . . .     119,284          119,284
Less: discount on note. . . . . . . . . . . . . .      (4,327)         (17,310)
Total Notes Payable to Related Parties. . . . . .    1,554,367       1,959,612
Less: Current Portion . . . . . . . . . . . . . .   (1,554,367)     (1,346,204)
                                                  ------------     -----------
Notes Payable to Related Parties -
  Long-Term . . . . . . . . . . . . . . . . . . . $          -     $   613,408
                                                  ============     ===========

NOTE 10--NOTES PAYABLE

Other loans and notes payable were as follows:

                                                           December 31,
                                                  ----------------------------
                                                         1999             1998
                                                 ------------      -----------
Loans due 1999, interest at 10%, unsecured. . .  $    329,907      $   336,359
Line of credit with a bank, payable by a
  subsidiary on demand with interest at 1%
  above the bank's prime, and secured by all of
  the subsidiaries assets . . . . . . . . . . .     3,314,136        3,708,990
7.5% Notes due in 2000, unsecured . . . . . . .       520,105        1,226,816
Less: Discount on note. . . . . . . . . . . . .       (8,656)          (34,620)
                                                 -----------       -----------
Total Notes Payable . . . . . . . . . . . . . .    4,155,492         5,237,545
Less: Current Portion . . . . . . . . . . . . .   (4,155,492)       (4,010,729)
                                                 -----------       -----------
Note Payable - Long-Term. . . . . . . . . . . . .$         -       $ 1,226,816
                                                 ===========       ===========


NOTE 11--INCOME TAXES

Deferred tax assets are comprised of the following:

                                                           December 31,
                                                  ----------------------------
                                                         1999             1998
                                                 ------------      -----------
Tax loss carry forwards . . . . . . . . . . . .  $  7,424,514      $ 4,904,209
Property and equipment. . . . . . . . . . . . .    (4,298,723)               -
Impairment losses . . . . . . . . . . . . . . .     2,997,925                -
Reserves for contingencies. . . . . . . . . . .     1,496,000          396,863
Less:  Valuation allowance. . . . . . . . . . .    (7,619,715)      (5,301,072)
                                                 ------------      -----------

Net Deferred Tax Asset  . . . . . . . . . . . .  $          -      $         -
                                                 ============      ===========

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                                       1999            1998            1997
                                                ------------    -----------     -----------

Tax at statutory rate (34%)                     $ (7,420,526)   $(3,748,221)    $(3,910,646)
Non-deductible expenses                            4,426,685      1,729,396               -
State taxes, net of federal benefit                 (227,710)      (195,944)       (154,969)
Deferred tax asset valuation change                2,318,643        603,635       2,280,330
Effect of lower tax rates and foreign
 losses with no federal benefit                      902,908      1,611,134       1,785,285
                                                ------------    -----------     -----------
Total Income Tax Benefit . . . . . . . . . . .  $          -    $         -     $         -
                                                ============    ===========     ===========


As of December 31, 1999, EuroGas has operating loss carry forwards of approximately $21,836,805 in various countries which expire from 1999 through 2013.

EuroGas' subsidiary, Globegas BV, has applied for a reduction in an income tax liability in the Netherlands of an amount equivalent to approximately $692,431 at December 31, 1999. The tax arose from the sale of equipment at a profit by the former owner of Globegas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to Globegas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

NOTE 12--RELATED PARTY TRANSACTIONS

Effective October 21, 1999, the Company transferred all its shares of EuroGas Deutschland GmbH to a related party for its fair value of $0. The Company was required to fund EuroGas Deutschland GmbH's deficit of $98,898 before the transfer could be made.

Related party loans are described in Note 9--Notes Payable To Related Parties and loans to related parties are described in Note 3--Receivable From Related Parties.

During 1997, a shareholder advanced $2,023,306 as a short-term loan to EuroGas. In connection with this loan, the shareholder retained control of the proceeds from an issuance of common shares during 1997 by EuroGas and paid Company obligations from those proceeds. The shareholder received $104,493 for management services from these funds.

NOTE 13--STOCKHOLDERS' EQUITY

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

EuroGas issued 1,250,000 shares of 1996 Series Preferred Stock (the "1996 Series") on July 12, 1996. All of the shares of 1996 Series Preferred Stock were converted into 2,500,001 common shares, at the rate of two common shares per 1996 Series Preferred share, on July 3, 1997, along with accrued but unpaid dividends.

On May 29, 1997, EuroGas authorized the 1997 Series A Convertible Preferred Stock (the "1997 Series"). This series of preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to other previously issued and outstanding preferred stock series. The 1997 Series, along with unpaid dividends thereon, is convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. By December 31, 1997, 14,740 of the 15,000 shares of 1997 Series, along with related accrued dividends, had been converted into 2,763,165 common shares.

From May through November 1998, EuroGas issued 17,000 shares of 1998 Series B Convertible Preferred Stock (the "1998 Series") in an ongoing private placement offering. Of the total authorized preferred shares, 30,000 shares have been designated as the 1998 Series with a par value of $0.001 per share and a liquidation preference of $1,000 per share plus all accrued but unpaid dividends. The 1998 Series shares are non-voting and bear a dividend rate of 6% per annum. Dividends may be paid in shares of EuroGas common stock at its option. The 1998 Series stock was issued for proceeds in the amount of $15,224,995. The proceeds were net of $1,275,005 in commissions, and proceeds of $500,000 which the investor paid directly to an un-related third party on behalf of EuroGas. EuroGas recognized the $500,000 as a note from the third party.

These 1998 Series preferred shares are convertible into shares of common stock at the rate of $1,000, plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the Series B shares, or 85% of the average closing price five trading days prior to conversion. Because the 1998 Series was immediately convertible into common shares at a 15% discount, EuroGas has recognized a favorable conversion feature as preferred dividends on the dates the preferred stock was issued. During 1998, $2,550,000 in preferred dividends were recognized relating to the favorable conversion feature.

EuroGas retained the right at December 31, 1998, to issue an additional 4,000 shares of 1998 Series preferred stock at $1,000 per share less commissions of 7.5% every 30 days beginning January 1, 1999, to a maximum 13,000 shares, if the common stock of EuroGas is trading in excess of $3.00 per share or if the subscribers otherwise consent. EuroGas filed a registration statement with the U.S. Securities and Exchange Commission relating to the common stock underlying the 1998 Series shares. The registration statement became effective on August 7, 1998. EuroGas is required to maintain the effective status of the registration statement for the period the 1998 Series shares remain outstanding.

During November 1999, the Company designated a new Series C 6% convertible preferred stock ("Series C"). The Series C shares have a par value of $0.001 per share and a liquidation preference of $1,000 per share, plus all accrued but unpaid dividends. The Series C shares are non-voting and bear a 6% dividend rate per annum, or $60.00 per share. The Series C preferred shares are convertible into common shares of EuroGas at the rate of $1,000 divided by an applicable percentage (85.0% to 77.5% depending on the number of days after issuance a registration statement filed with the Securities Exchange Commission becomes effective) of the average closing bid price for five trading days preceding the date of issuance or the conversion date.

During the year ended December 31, 1999, EuroGas issued 6,500 shares of Series B 1998 preferred stock for $6,500,000, or $1,000 per share, less $487,500 of offering costs and issued 1,800 shares of Series C Preferred Stock for $1,800,000 or $1,000 per share, less $148,530 of offering costs. In addition, 8,000 shares of Series B 1998 preferred stock and $39,501 of accrued but unpaid preferred dividends were converted into 10,576,208 common shares at a weighted average price of $0.76 per share. Because the 1998 Series and Series C issued during 1999 were immediately convertible into common shares at a 15% and 20% discount respectively, EuroGas has recognized a favorable conversion feature as preferred dividends on the dates the preferred shares were issued. During 1999, $1,261,875 in preferred dividends were recognized relating to the favorable conversion feature.

The following is a summary of the preferred stock outstanding at December 31, 1999:

                                             Liquidation Preference  Annual Dividend Requirement
                                Shares       ----------------------- ---------------------------
     Designation              Outstanding    Per Share      Total       Per Share     Total
-------------------------     -----------    ---------   -----------    ---------    ---------
1995 Series                   2,391,968      $    0.10   $  239,197     $    0.05    $ 119,598
1997 Series A Convertible           260          1,000      260,000         60.00       15,600
Series C Convertible              1,800          1,000    1,800,000         60.00      108,000
                             ----------      ---------   ----------     ---------    ---------

Total                        2,394,028                   $2,299,197                  $ 243,198
                             =========                   ==========                  =========


Common Stock -- During 1999, 8,000 shares of 1998 Series preferred stock were converted, according to the conversion factors mentioned, into 10,576,208 common shares at a weighted-average price of $0.79 per share. In connection with the conversion, 49,729 common shares were issued for $39,502 in accrued dividends on the converted 1998 Series shares at a weighted average price of $0.79 per common share. Also during 1999, the Company issued 5,000 common shares as payment of interest on notes payable.

During 1998, 15,500 shares of 1998 Series preferred stock were converted, according to the conversion factors mentioned, into 8,860,196 common shares at a weighted-average price of $1.77 per share. In connection with the conversion, 88,914 common shares were issued for $165,007 in accrued dividends on the converted 1998 Series shares at a weighted average price of $1.86 per common share. The annual dividend requirements for the 1,500 shares of 1998 Series shares outstanding at December 31, 1998 was $90,000.

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

NOTE 14--STOCK OPTIONS

EuroGas granted options to employees and consultants during 1999. Options for 1,300,000 shares were authorized and granted on October 22, 1999. The options granted vested immediately and are exercisable at $0.45 for a period of five years. Compensation in the amount of $366,088 was recognized when granted.

On April 20, 1999, ten-year options to purchase 1,000,000 shares of common stock at $0.95 per share were issued in connection with an employment agreement with EuroGas' new Chief Executive Officer. The options vest on January 1, 2000. No compensation was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of the grant.

EuroGas granted options to employees and consultants during 1996 under the Stock Option and Award Plan which was adopted in January 1996. Options for 2,000,000 common shares were authorized and granted in January 1996. The options granted to employees and consultants are exercisable at $1.50 over a period of five years beginning July 18, 1996 and expire January 18, 2001. The market value of the underlying common shares was equal to the exercise price on the date granted and, therefore, no compensation relating to the options was recognized when granted.

EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants prior to 1998 based on the intrinsic value of the options on the date granted. Since 1999, EuroGas has accounted for options granted consultants and directors according to their fair value as prescribed in SFAS No. 123, "Accounting for Stock Based Compensation". Had compensation cost for EuroGas' Stock Option and Award Plan been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, EuroGas' loss applicable to common shares and loss per common share for the year months ended December 31, 1999, 1998, and 1997 would have been increased to the pro forma amounts shown below.

                                                        1999             1998             1997
                                                ------------     ------------      -----------

Net loss applicable to common shares:
  As reported                                   $(23,267,420)    $(13,885,481)    $(11,925,429)
  Pro forma                                      (24,442,504)     (13,885,481)     (11,925,429)


Basic and diluted net loss per common share:
  As reported                                   $      (0.28)    $      (0.22)    $      (0.22)
  Pro forma                                            (0.29)           (0.22)           (0.22)



The fair value of option granted during 1999, 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998, 1997 and 1996, respectively: average risk-free interest rate - 4.85 - 6.0%, 5%, 5.7% and 5.7%; expected volatility - 120.0 - 126.2%, 63.5%, 95.5% and 82.6%;
expected life - 5-10 years, 2.0 years, 1.4 years and 5.0 years.

A summary of the status of stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:


                                                        1999                      1998                           1997
                                                ----------------------    ----------------------      -------------------------
                                                              Weighted-                 Weighted-                     Weighted-
                                                               Average                    Average                       Average
                                                              Exercise                   Exercise                      Exercise
                                                   Shares        Price        Shares        Price        Shares           Price
                                                ---------   ----------     ---------   ----------     ---------     -----------

Outstanding at beginning of year . . . . .      2,000,000   $     1.50     2,000,000   $     1.50     2,000,000     $      1.50
Granted. . . . . . . . . . . . . . . . . .      2,300,000         0.67             -            -             -               -
Exercised. . . . . . . . . . . . . . . . .              -            -             -            -             -               -
Expired. . . . . . . . . . . . . . . . . .       (200,000)        1.50             -            -             -               -
                                                ---------   ----------     ---------   ----------     ---------     -----------

Outstanding at end of year . . . . . . . .      4,100,000         1.03     2,000,000         1.50     2,000,000            1.50
                                                =========   ==========     =========   ==========     =========     ===========

Exercisable at end of year . . . . . . . .      3,050,000         1.50     1,900,000         1.50     1,850,000            1.50
                                                =========   ==========     =========   ==========     =========     ===========
Weighted-average fair value of
   options granted during the year . . . .      $    0.67                  $       -                  $       -


Options outstanding at December 31, 1999 were exercisable at prices ranging from $0.95 to $1.50 with remaining contractual lives from 1.0 to 9.3 years and an average contractual life of 0.89 years.

NOTE 15--STOCK WARRANTS

On October 9, 1998, warrants to purchase 2,500,000 common shares were issued in connection with the acquisition of the Maseva property. The warrants are exercisable at $2.50 per share until October 8, 2000 at which time they expire if not exercised. The warrants were valued at $1,527,462.

During 1997, warrants to purchase 2,000,000 common shares were issued in connection with the acquisition of OMVJ. The warrants are exercisable at $4.00 per share until April 1, 1998, at $5.00 per share until March 31, 1999 and then at $6.00 per share until March 31, 2000 at which time they expire if not exercised. The warrants were valued at $1,150,000. Warrants to purchase 2,200,000 common shares were granted in conjunction with the issuance of 2,999,999 common shares for $7,500,000 (less $75,000 in offering costs). The warrants were exercisable at $3.00 per share through December 31, 1998 when they expired. Warrants to purchase 250,000 common shares were granted in connection with an investment firm contract. The warrants are exercisable at $11.79 per share through August 9, 2002.

At December 31, 1999, the Company had warrants outstanding to purchase 9,750,000 shares of common stock.

NOTE 16--COMMITMENTS AND CONTINGENCIES

An assertion has been made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah, Central Division due to lack of response by EuroGas. EuroGas has retained counsel and estimates its liability will be $3,400,000 and has recognized a charge against operations for the year ended December
31, 1999 in this amount.

As discussed further in Note 11   Income Taxes, EuroGas  has proposed a
settlement of its tax liability in the Kingdom of the Netherlands.

A bankruptcy estate trustee appointed in the McKenzie Bankruptcy case has asserted a claim to the proceeds that EuroGas would receive from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex methane gas concession in Poland. The Trustee's claim is apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex concession) from persons who were acting as nominees for the McKenzie's, or in fact may be operating as a nominee for the McKenzie's, and therefore, the creditors of the estate are the true owners of the proceeds received or to be received from the development of the Pol-Tex concession. EuroGas is vigorously defending against the claim. EuroGas believes that the claim is without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the trustee over the estate has no jurisdiction over Pol-Tex Methane, a Polish corporation, or its interests held in Poland, that EuroGas paid substantial consideration for Globegas, and that there is no evidence that the creditors invested any money in the Pol-Tex concession.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in adversary proceeding 97-4155 (described below) in which he is seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, that motion was approved by the Bankruptcy Court.

In July 1999, the above mentioned trustee filed another suit in the same bankruptcy cases seeking damages in excess of $170,000 for the defendants' alleged violation of an agreement with the trustee which allowed the Texaco agreement to proceed. EuroGas disputes the allegations and has filed a motion to dismiss or alternately, to abate this suit which motion is currently pending before the court.

During 1997, a shareholder, who is also the principal creditor in the above claim, asserted a claim against EuroGas based upon an alleged breach of the settlement agreement between the shareholder and EuroGas as a result of EuroGas' failure to file and obtain the effectiveness of a registration statement for the resale by the shareholder of 100,000 shares delivered to the shareholder in connection with the settlement. In addition, the shareholder's parent company entered a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas has denied any liability and has filed a counterclaim against the shareholder and its parent company for breach of contract concerning their activities with the bankruptcy trustee.

In early December 1999, EuroGas signed a settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee, which, if fully performed, would resolve all claims made by Kukui and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires EuroGas to pay $900,000 over the next 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Subsequently, however, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met and the Trustee does not intend to seek bankruptcy court approval of the agreement. EuroGas is now evaluating what effect this has on the agreement. In the event the settlement agreement does not resolve the foregoing litigation, EuroGas intends to vigorously defend the litigation. Pursuant to the settlement, EuroGas has made the monthly payments to Kukui and has executed all pleadings required to be submitted to the Federal District Court in Utah.

In October 1999, an action was filed against EuroGas which asserts that EuroGas breached an agreement to seek registration of certain restricted and unregistered common shares issued to the plaintiffs in connection with EuroGas' acquisition of its interest in Beaver River Resources, Ltd. The action seeks rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys' fees and interest. EuroGas has filed an answer denying the allegations contained in the lawsuit.

During March of 1998, EuroGas was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Nafta/Danube joint venture in Slovakia. The problem area is outside of the Trebisov area where EuroGas has drilled six wells and which is unaffected by the claim. The disputed area is located in the southern portion of the property covered by the designations contained in the Nafta/Danube joint venture agreements and was subject to a competing claim of ownership by a private Slovak company. EuroGas' expansion beyond the Trebisov was limited by the extent the Nafta/Danube joint venture did not have exploration rights as previously contemplated. During the second quarter of 1998, EuroGas acquired a 90% interest in Maseva Gas, s.r.o. ("Maseva") which holds the rights to the exploration territory known as "Kralovsky Chlmec"and includes the disputed area located to the south of Trebisov. The division of the working interest for this territory is 67.5% for EuroGas (rather than the 50% split which governs the Trebisov area), provided that EuroGas carries the cost of drilling the first two wells in the Maseva concession.

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

As a result of the title problems with the Nafta/Danube property, a dispute has arisen with the joint venture partner, Nafta Gbely a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. EuroGas has received indications the Slovak government may seek to resolve the dispute. Recently, the government completed its nationalization of Nafta; although discussions are scheduled between EuroGas and Nafta, resolution of this matter is not assured.

During 1997, EuroGas accrued a $1,000,000 obligation to a lender. During the fourth quarter of 1998, following resolution of the contingency, management revised its estimate to zero and reversed the accrual. The reversal is accounted for as change in an accounting estimate.

During October 1997 EuroGas received additional concession rights from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 111 square kilometer coal bed methane concession. The concession agreement requires expenditure of $40,000 per year pending completion of a feasibility study and negotiations with third parties for the eventual purchase of natural gas.

In October 1997, EuroGas completed an agreement on a 50/50 cost basis for appraisal and development activities for an area located in the Carpathian Flysch and tectonic Fordeep areas of Poland. The agreement contemplates a total expenditure by EuroGas of $15 million over a three-year period. EuroGas does not presently have the assets necessary to meet this obligation.

In March 1998, EuroGas acquired a 53% interest in RimaMuran s.r.o. whose principal asset is a minority interest in a talc deposit in eastern Slovakia. RimaMuran will have an obligation to fund 33 to 39% of the projected $12,000,000 capital cost requirements over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by EuroGas. To date, EuroGas has invested $1,433,651 in the RimaMuran project.

During February 1998, EuroGas formed a consortium with a large United Kingdom power producer and with a German Utility company to develop a power generation project in Zielona Gora, Western Poland. EuroGas anticipates the total investment required to develop the project will approximate $150 Million. EuroGas will hold a 12.5% share interest in the joint venture created by the consortium and will be required to pay approximately 7.5%, or $11,250,000 of the estimated project cost. EuroGas does not presently have the assets necessary to meet this obligation.

During 1998, EuroGas entered into six agreements which grant rights to jointly explore prospects within the Ukraine. The agreements commit EuroGas to form joint ventures and joint companies and use the partners' concession agreements in exploiting the potential standard oil and gas, as well as coal-bed methane gas reserves. The potential reserves in the Ukraine have not been independently verified.

During April 1999, EuroGas entered into a three-year employment contract with its new chief executive officer. The contract provides for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 shares of EuroGas common stock at $0.95 per share were granted in connection with the employment contract. The options vest on January 1, 2000, and expire in April 2009.

The Company leases office facilities from various lessors in the United States, Poland, Ukraine, the Netherlands, and the United Kingdom.
Rent expenses for the years ended December 31, 1999, 1998 and 1997 were $517,354, $290,991, and $178,733, respectively. Annual commitments for future minimum rental payments required under the leases as of December 31, 1999 were as follows:
                                              Lease
            Year Ending December 31:         Payments
            ------------------------         --------
                    2000                     $154,452
                    2001                      154,452
                    2002                      104,814
                                             --------
                    Total                    $413,718
                                             ========

NOTE 17--SUBSEQUENT EVENTS

On March 16, 2000 a default judgement was entered against EuroGas of approximately $19.8 million dollars as described in Note 16 - Commitments and Contingencies. Management believes it has mitigated the effect of the claim against it because of counter claims and assignments. Accordingly, EuroGas and its legal counsel estimate that after the counter claims and offsets the remaining amount probable of loss resulting from the claim is approximately $3.4 million. EuroGas has accrued $3.4 million as a provision for this loss and has charged operations for the year ended December 31, 1999.

During January 2000, all 1,800 outstanding shares of 1999 Series C Convertible Preferred Stock were converted, according to the conversion factors described in Note 13 Stockholders' Equity, into 5,329,713 common shares at a weighted-average price of $0.34 per share. In connection with the conversion, 63,261 common shares were issued for $21,599 in accrued dividends on the converted 1999 Series shares at a weighted-average price of $0.54 per common share.

During January 2000, EuroGas entered into an agreement with Slovgold GmbH, a related party, to conduct a six-well pilot program in South Wales to test for coalbed methane gas. Under the terms of the agreement, EuroGas will cover the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout. EuroGas interest will be reduced to 25% after the payout point is reached. Slovgold GmbH is affiliated with a director of EuroGas.

During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance.
Upon conversion, the holders also receive warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the offering. The Company will record the three instruments at their relative fair values on the date of issuance and will amortize the resulting debt discounts as interest expense in the amount of $2,192,109 over the three-month life of the debentures. The debentures were subsequently converted at the election of the holders on March 30, 2000 into 8,571,429 common shares. Subsequently, on April 14, 2000, EuroGas issued 11,428,572 common shares upon the exercise of 11,428,572 warrants in exchange for reduction of notes payable in the amount of $4,000,000, or $0.35 per share. (Unaudited).

Teton Petroleum Company ("Teton"), through Goltech Petroleum, LLC ("Goltech"), owns a 71% interest in Goloil, a Russian oil and gas company. On April 5, 2000, EuroGas entered into an agreement with Teton for the acquisition of Teton and a 35% interest in Goltech by September 1, 2000. If the acquisition is completed under the terms of the agreement by the required closing date, EuroGas would purchase Teton and the interest in Goltech in exchange for $2,300,000, the issuance of 13,621,744 shares of common stock and the issuance of options, warrants and other rights to purchase 2,599,249 shares of common stock at $0.35 for1 year. In addition, EuroGas would be obligated under the terms of the agreement to lend Goltech up to $4,000,000 under a credit facility which would bear interest at 15% per annum on the amount loaned. EuroGas will place additional common shares with a market value of $4,000,000 into an escrow account to ensure EuroGas' ability to provide the cash payments and the credit facility. EuroGas has paid a deposit of $300,000 as consideration for the agreement and has placed $500,000 and a promissory note from an individual in the amount of $500,000 and securities of the individual into an escrow account to ensure the ability of EuroGas to provide the remaining purchase price. Until April 21, 2000, the agreement can be terminated without payment by either party except for the loss of the deposit paid by EuroGas. In the event either Teton or EuroGas fails to perform under the terms of the agreement after April 21, 2000, that party will be obligated to pay $1,000,000 in liquidation damages. (Unaudited.)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 1999 and 1998, by geographic area, were as follows:


                         EUROGAS, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES


                                                                                    Eastern Europe
                                                               Total        Canada    and Russia
                                                        ------------   -----------   -------------
At December 31, 1999
     Unproved oil and gas properties . . . . . . . . . .$ 36,583,835   $ 8,875,353   $  27,708,482
     Proved oil and gas properties . . . . . . . . . . .  25,066,363    16,198,578       8,867,785
                                                        ------------   -----------   -------------
     Gross capitalized costs . . . . . . . . . . . . . .  61,650,198    25,073,931      36,576,267
     Less: Ceiling test adjustment and impairments . . . (13,234,555)   (3,512,792)     (9,721,763)
     Less: Accumulated depreciation, depletion,
        and amortization . . . . . . . . . . . . . . . .  (1,817,371)   (1,817,371)              -

     Future abandonment and restoration. . . . . . . . .    (140,517)     (140,517)              -
                                                        ------------   -----------   -------------

     Net capitalized costs . . . . . . . . . . . . . . .$  46,457,755  $19,603,251   $  26,854,504
                                                        =============  ===========   =============

   At December 31, 1998

     Unproved oil and gas properties . . . . . . . . . .$  35,709,152  $ 8,721,360   $  26,987,792
     Proved oil and gas properties . . . . . . . . . . .   21,576,978   10,968,152      10,608,826
                                                        -------------  -----------    ------------
     Gross capitalized costs . . . . . . . . . . . . . .   57,286,130   19,689,512      37,596,618
     Less: Ceiling test adjustment and impairments . . .   (6,459,442)  (3,512,793)     (2,946,649)
     Less: Accumulated depreciation, depletion,
        and amortization . . . . . . . . . . . . . . . .     (220,600)    (220,600)              -
     Future abandonment and restoration. . . . . . . . .     (246,125)    (246,125)              -
                                                        -------------  -----------   -------------

     Net capitalized costs . . . . . . . . . . . . . . .$  50,359,963  $15,709,994   $  34,649,969
                                                        =============  ===========   =============



Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1999 and 1998 were as follows:


                                                                                    Eastern Europe
                                                               Total        Canada    and Russia
                                                        ------------   -----------   -------------
For the Year Ended Decembeer 31, 1999
     Property acquisition costs
          Proved . . . . . . . . . . . . . . . . . . . .$  1,752,246   $ 1,752,246   $         -
          Unproved . . . . . . . . . . . . . . . . . . .   1,259,696       469,249       790,447
     Exploration costs . . . . . . . . . . . . . . . . .   1,327,737             -     1,327,737
     Development costs . . . . . . . . . . . . . . . . .   2,830,308     2,705,268       125,040
                                                        ------------   -----------   -----------
     Total Costs Incurred. . . . . . . . . . . . . . . .$  7,169,987   $ 4,926,763   $ 2,243,224
                                                        ============   ===========   ===========
   For the Year Ended December 31, 1998
     Property acquisition costs

          Proved . . . . . . . . . . . . . . . . . . . .$  8,784,050   $ 8,784,050   $         -
          Unproved . . . . . . . . . . . . . . . . . . .  17,804,072     9,776,610     8,027,462
     Exploration costs . . . . . . . . . . . . . . . . .     573,570             -       573,570
     Development costs . . . . . . . . . . . . . . . . .   4,459,065     1,128,852     3,330,213
                                                         -----------   -----------   -----------
     Total Costs Incurred. . . . . . . . . . . . . . . . $31,620,757   $19,689,512   $11,931,245
                                                         ===========   ===========   ===========

The results of operations from oil and gas producing activities for the years ended December 31, 1999 and 1998 were as follows:

                                                                                       Eastern Europe
                                                                 Total        Canada       and Russia
                                                        --------------  ------------    -------------
For the Year Ended December 31, 1999
    Oil and gas sales. . . . . . . . . . . . . . . . . .$    4,973,508  $  4,973,508    $           -
    Production costs . . . . . . . . . . . . . . . . . .    (1,330,526)   (1,330,526)               -
    Impairment of mineral interests. . . . . . . . . . .    (7,217,426)            -       (7,217,426)
    Depreciation, depletion, and amortization. . . . . .    (1,810,176)   (1,810,176)               -
                                                        --------------   -----------    -------------
    Results of operations for oil and gas producing
      activities (excluding corporate overhead and
      financing costs) . . . . . . . . . . . . . . . . .$   (5,384,620)  $ 1,832,806    $  (7,217,426)

    For the Year Ended December 31, 1998
    Oil and gas sales. . . . . . . . . . . . . . . . . .$      879,404   $   879,404    $           -
    Production costs . . . . . . . . . . . . . . . . . .      (305,009)     (305,009)               -
    Impairment of mineral interests. . . . . . . . . . .    (3,512,792)   (3,512,792)               -
    Depreciation, depletion, and amortization. . . . . .      (220,600)     (220,600)               -
                                                        --------------   -----------    -------------
    Results of operations for oil and gas producing
      activities (excluding corporate overhead and
      financing costs) . . . . . . . . . . . . . . . . .$   (3,158,997)  $(3,158,997)  $           -
                                                        ==============   ===========   =============


Reserve Information - The following estimates of proved and proved developed reserve quantities, presented in barrels and thousand cubic feet (MCF), and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of EuroGas' reserves. EuroGas emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. EuroGas' proved reserves are located in Canada and the Slovak Republic. Unproved reserve properties are located in the Slovak Republic, Sakha Republic (Russian Federation), Canada, Poland, and the Ukraine.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

                                                     Total                   Canada             Slovak Republic
                                            -----------------------    -------------------    -------------------
                                                  Oil           Gas        Oil         Gas        Oil         Gas
                                             (Barrels)         (MCF)  (Barrels)       (MCF)  (Barrels)       (MCF)
                                            ---------    ----------   --------    ---------   -------    ---------

Proved Developed and Undeveloped Reserves
  Balance - January , 1999 . . . . . . . .    905,880    12,369,485    811,000    6,881,700    94,880    5,487,785
  Purchases of minerals in place . . . . .    972,054     8,686,780    972,054    8,686,780         -            -
  Extensions and discoveries . . . . . . .          -             -          -            -         -            -
  Production . . . . . . . . . . . . . . .   (161,054)   (1,805,080)  (161,054)  (1,805,080)        -            -
                                            ---------    ----------  ---------   ----------    ------    ---------
  Balance - December 31, 1999. . . . . . .  1,716,880    19,251,185  1,622,000   13,763,400    94,880    5,487,785
                                            =========    ==========  =========   ==========    ======    =========
         Proved Developed Reserves -
             December 31, 1999 . . . . . .    806,400     7,772,800    806,400    7,772,800         -            -
                                            =========    ==========  =========   ==========    ======    =========

      The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

      The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 1999 and 1998 were as follows. There were no proved oil and gas reserves at December 31, 1997:


                                                                                                  Eastern Europe
                                                                       Total              Canada      and Russia
                                                              --------------        ------------   -------------

      For the Year Ended December 31, 1999
           Future cash inflows . . . . . . . . . . . . . . . .$   58,352,415        $ 42,466,594   $  15,885,821
           Future production costs and
              development costs  . . . . . . . . . . . . . . .   (14,451,638)        (12,946,144)     (1,505,494)
           Future income tax expenses. . . . . . . . . . . . .   (10,760,417)         (9,478,107)     (1,282,310)

           Future net cash flows . . . . . . . . . . . . . . .    33,140,360          20,042,343      13,098,017
           10% annual discount for estimated
              timing of cash flows . . . . . . . . . . . . . .   (13,388,091)         (7,552,584)      (5,835,507)
                                                               -------------        ------------   --------------

           Standardized measures of discounted future
            net of cash flows relating to proved oil
            and gas reserves . . . . . . . . . . . . . . . . . $   19,752,269       $ 12,489,759    $   7,262,510
                                                               ==============       ============    =============

      For the Year Ended December 31, 1998
           Future cash inflows . . . . . . . . . . . . . . . . $   36,750,126       $ 20,864,305    $  15,885,821
                     .
           Future production costs and
              development costs  . . . . . . . . . . . . . . .     (9,937,200)        (8,431,705)      (1,505,494)
           Future income tax expenses. . . . . . . . . . . . .     (3,379,138)        (2,096,829)      (1,282,310)
                                                               --------------      -------------   --------------
           Future net cash flows . . . . . . . . . . . . . . .     23,433,788         10,335,771       13,098,017
           10% annual discount for estimated
              timing of cash flows . . . . . . . . . . . . . .     (9,770,798)        (3,935,291)      (5,835,507)
                                                               --------------      -------------   --------------
           Standardized measures of discounted future
            net of cash flows relating to proved oil
            and gas reserves . . . . . . . . . . . . . . . . . $   13,662,990      $   6,400,480   $    7,262,510
                                                               ==============      =============   ==============


      The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 1998 were as follows:


                                                                                                  Eastern Europe
                                                                       Total            Canada      and Russia
                                                              --------------      ------------   -------------

      For the Year Ended December 31, 1999
           Beginning of year . . . . . . . . . . . . . . . . .$   13,662,990      $ 6,400,480    $  7,262,510
           Purchase of minerals in place . . . . . . . . . . .    10,716,408       10,716,408               -
           Extensions and discoveries. . . . . . . . . . . . .             -                -               -
           Development . . . . . . . . . . . . . . . . . . . .     1,120,835        1,120,835               -
           Production. . . . . . . . . . . . . . . . . . . . .      (598,055)        (598,055)              -
           Revisions of estimates:
            Sales prices . . . . . . . . . . . . . . . . . . .             -                -               -
            Development costs. . . . . . . . . . . . . . . . .             -                -               -
           Accretion of discount . . . . . . . . . . . . . . .       188,021          188,021               -
           Net change in income taxes. . . . . . . . . . . . .    (5,753,022)      (5,753,022)              -
           Change in exchange rate . . . . . . . . . . . . . .       415,092          415,092               -
                                                              --------------      -----------    ------------
           End of year . . . . . . . . . . . . . . . . . . . .$   19,752,269      $12,489,759    $  7,262,510
                                                              ==============      ============   ============
      For the Year Ended December 31, 1998
           Beginning of year . . . . . . . . . . . . . . . . .$            -                 -              -
           Purchase of minerals in place . . . . . . . . . . .     6,948,967         6,948,967              -
           Extensions and discoveries. . . . . . . . . . . . .     6,857,937                 -      6,857,937
           Development . . . . . . . . . . . . . . . . . . . .     4,406,706         1,076,493      3,330,213
           Production. . . . . . . . . . . . . . . . . . . . .      (574,395)         (574,395)             -
           Revisions of estimates:
            Sales prices . . . . . . . . . . . . . . . . . . .      (320,693)                -       (320,693)
            Development costs. . . . . . . . . . . . . . . . .    (2,580,213)                -     (2,580,213)
           Accretion of discount . . . . . . . . . . . . . . .       866,857           180,583        686,274
           Net change in income taxes. . . . . . . . . . . . .    (2,004,491)       (1,293,483)      (711,008)
           Change in exchange rate . . . . . . . . . . . . . .        62,315            62,315              -
                                                              --------------      ------------   ------------

           End of year . . . . . . . . . . . . . . . . . . . .$   13,662,990      $  6,400,480   $  7,262,510
                                                              ==============      ============   ============