Form 10-K/A
period 1999-12-31
EUROGAS INC
filed 2000-05-02
CIK 783209

_______________________________________________________
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A
                          (Amendment No. 1)

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

                DOCUMENTS INCORPORATED BY REFERENCE

    None

Eurogas, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 1999 filed with the SEC on April 17, 2000 (the "Form 10-K") for the purpose of adding the information required by Part III of Form 10-K. The Company intended to include such information in a Proxy Statement for its 2000 Annual Meeting of Shareholders that it believed would be filed on or before May 1, 2000. Certain matters to be considered at such 2000 Annual Meeting of Shareholders are still subject to negotiation and clarification.

Accordingly, by means of this Amendment, the Company hereby amends the Form 10-K to include the information required by Part III thereof.

In addition, this Amendment will include the correction of certain non-material typographical errors, correction with respect to options issued during 1999.

In order to facilitate understanding of the Form 10-K and to permit the correction of typographical errors, in addition to providing the information required by Part III of Form 10-K, this Amendment restates in its entirety all information contained in initial Form 10-K.

All subsequent references to "Form 10-K" shall refer to the initial Form 10-K, as amended by and restated in this Amendment.

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

ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . 39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . 39

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

                          PART I

    This Annual Report on Form 10-K for the year ended December 31, 1999
    (this "FORM 10-K") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"), that involve risks and uncertainties.
    The reader is cautioned that the actual results of EuroGas, Inc.
    and its consolidated subsidiaries( "WE," "EUROGAS" or the "COMPANY") will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form
    10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "COMMISSION" or the "SEC") describing other factors that may affect future results of the Company.

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

              Statement of Operations Data


Statement of Operation Data
---------------------------

                                                  At December 31,
                         --------------------------------------------------------
                             1999           1998          1997           1996            1995
                         -----------    -----------    -----------    -----------    ----------

Net Sales                $ 4,973,508    $   879,404    $         -    $         -    $        -

Loss from Operations     $21,788,325    $11,024,180    $11,501,899    $ 6,413,183    $4,327,581

Loss per Common Share    $      0.28   $       0.22    $      0.22    $      0.16    $     0.13




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

                As further described in "Items 1 & 2 Business and Properties-Certain Developments Since December 31, 1999," on or about January 12, 2000, the Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 to several individual investors in exchange for an aggregate of $2,653,712 in cash and the conversion of prior outstanding EuroGas debt into debentures in the
                amount of $346,288.   As of March 31, 2000, the
                holders of all four Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock. Subject to confirmation through an audit that the original purchase price for the Convertible Debentures has been received, the Company is obligated to issue 8,571,429 shares of Common Stock. In addition, the Company is obligated to issue warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share.

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

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1999          1998          1997
                                                      ------------  ------------  ------------
Oil and Gas Sales. . . . . . . . . . . . . . . . . .  $  4,973,508  $    879,404  $         -

Costs and Operating Expenses
  Oil and gas production . . . . . . . . . . . . . .     1,330,526       305,009            -
  Impairment of mineral interests and equipment. . .     7,217,426     3,512,792     1,972,612
  Depreciation, depletion,  and amortization . . . .     1,810,176       293,955        25,637
  Settlement costs . . . . . . . . . . . . . . . . .     4,400,000            -             -
  General and administrative . . . . . . . . . . . .     9,454,597     7,804,401     6,716,365
                                                     -------------  ------------  ------------
    Total Costs and Operating Expenses . . . . . . .    24,212,725    11,916,157     8,714,614
                                                     -------------  ------------  ------------
Other Income (Expenses)
  Interest income. . . . . . . . . . . . . . . . . .       179,538       593,570       517,845
  Other income . . . . . . . . . . . . . . . . . . .       103,878       152,776        43,123
  Interest expense . . . . . . . . . . . . . . . . .      (567,195)     (465,371)   (3,680,090)
  Loss on sale and impairment of securities
   and equipment . . . . . . . . . . . . . . . . . .    (1,682,045)           -             -
  Foreign exchange net gains (losses). . . . . . . .       170,315      (130,419)      331,837
  Minority interest in income of subsidiary. . . . .      (753,599)     (137,983)           -
                                                     -------------  ------------  ------------
    Total Other Income (Expense) . . . . . . . . . .    (2,549,108)       12,573    (2,787,285)
                                                     -------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . $ (21,788,325) $(11,024,180) $(11,501,899)
                                                     -------------  ------------  ------------
Basic and Diluted Loss Per Common Share. . . . . . . $       (0.28) $      (0.22) $      (0.22)
                                                     =============  ============  ============
Weighted Average Number of Common
  Shares Used In Per Share Calculation . . . . . . .    83,368,053    64,129,062    54,705,726
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

                General and administrative expenses were
                $9,454,597 for 1999, compared to $7,804,401 for
                1998, an increase of 22%.  General and
                administrative expenses for 1998 reflected an increase of 16% from 1997 general and
                administrative expenses of $6,716,365.   The
                principal factors that contributed to the increase from 1998 to 1999 were legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, additional consulting fees, reduction of a number of staff members and closing of several offices. The increase from 1997 to 1998 was due primarily to payment of legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, hiring of new staff members, opening new offices and the engagement of additional consultants. Depreciation, depletion and amortization expenses were $1,810,176 for 1999 compared to $293,955 for 1998. During 1999, there was a significant increase in properties that were amortized as compared to 1998.

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

                CAPITAL AND LIQUIDITY

                The Company had an accumulated deficit of $69,313,457 at December 31, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At December 31, 1999, the Company had total current assets of approximately $4.9 million and total current liabilities of approximately $19.4 million (which number includes the Company's estimated obligation with respect to the default judgment entered against the Company on March 16, 2000) resulting in negative working capital of approximately $14.5 million. As of December 31, 1999, the Company's balance sheet reflected approximately $26.9 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

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

                None.

                             PART III

                ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT

                Certain Information Regarding Executive Officers, Directors
                               and Control Persons

Set forth below is the name and age of each individual who was a director or executive officer of EuroGas as of December 31, 1999 or as of April 15, 2000, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:


                                     Positions With the
Name                    Age               Company               Term of Office
------------        ----------       ------------------        ---------------

Karl Arleth             50            President and
                                        Director               April 1999 - Present


Dr. Gregory P. Fontana  39            Director                 January 1996 - Present

Andrew Andraczke        57            Director                 March 2000 - Present

Hank Blankenstein       57            Vice Presient, Treasurer
                                      and Director             December 1995 - March 2000

Dr. Hans Fischer        53            Director                 January 1996 - January 2000

Rudolph Heinz           58            Director                 June 1999 - April 2000


Biographical Information
------------------------

The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officers:

Karl Arleth. Mr. Arleth commenced serving as the President and a director of EuroGas in April, 1999. Prior to joining EuroGas, Mr. Arleth served as a Director of Azerbaijan International Operating Company (AIOC) hareholding for the newly-formed BP Amoco p.l.c. from January 1998 to April 1999.
In this role, Mr. Arleth   chaired the shareholder board of AIOC, and
an international consortium of 11 companies engaged in the development and transportation of oil from Azeri-Chirag-Gunashli offshore field complex in Azerbaijan.

Previously, from January 1998 until January 1999, Mr. Arleth was President of Amoco Caspian Sea Petroleum
Limited in Baku, Azerbaijan. From January 1997 until January 1998, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President of Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power generation. As a result of EuroGas' acquisition of a controlling interest in Big Horn, Mr. Arleth has served as a director of Big Horn since July 1999.

Dr. Gregory P. Fontana.  Dr. Fontana is a director of EuroGas.
He is currently an attending cardiothoracic surgeon at Brotman Medical Center and Cedars-Sinai Medical Center in California. He received his M.D in 1984 at the University of California followed by ten years of postgraduate training at Duke University and University of California at Los Angeles. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine and he has received several research grants, including a National Research
Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and bibliographies. He is currently a consultant to Heartport, Inc., Redwood City, California.

Andrew K. Andraczke.  Mr. Andraczke was appointed as a director of the Company in March, 2000. In addition, Mr. Andraczke has been
Vice President, Secretary, and a member of the management
committee of Pol-Tex since 1992, and is responsible for
business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture.  Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities.  Mr. Andraczke
holds B.Sc., M.Sc., and Ph.D degrees in computer science and applications from the Computer Science
Institute of Polytechnical University in Warsaw where he also taught as an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research
in the Central Office of Geology (Ministry of Geology) from 1972 to
1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland.  He
also implemented computer mapping systems, oil and gas
reservoir simulations, and production
control for mining operations.  From 1976 to 1982, he worked
for several oil and gas and mining   firms, including OTC Oklahoma
Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa,
Oklahoma, John W. Mecom Company in Houston, Texas, InteResources
Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects.
During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr.
Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.

Hank Blankenstein. Prior to his resignation from all offices in March, 2000, Mr. Blankenstein was Vice President, Treasurer and a director of EuroGas. He had served as a director since December
1995 and as Vice President and Treasurer since 1996.  Mr.
Blankenstein continues to provide consulting services to EuroGas.
Mr. Blankenstein has had over 30 years experience in levels of management positions. He served as an administrative and financial officer for American Micro Systems and National Semiconductor, several large semiconductor operations, from 1973 to 1985. Prior to that, he served in a number of operational positions for high-tech industry companies, having engineering production supervising responsibilities, in charge of a 400-person division. He has been involved in several high-tech start-up situations, serving in senior management positions. He holds a Bachelor of Science degree in Finance and Banking from Brigham Young University that was awarded in 1966. As a result of EuroGas' acquisition of a controlling interest in Big Horn, Mr. Blankenstein has served as a director of Big Horn since July 1999.

Dr. Hans Fischer Between January 1996 and March 2000, Mr. Fischer served as a director of EuroGas. He is currently Professor of Radiology at the University of California, Los Angeles, Harbor-UCLA Medical Center where he has been on the faculty since 1992. He has been a chair, member, and designated alternate on Research, Clinical Radiology, Quality Assurance and Ambulatory Care Committees for Harbor-UCLA
Medical Center since 1990.  He trained at Leibniz-Gymnasium,
Dortmund West Germany, School of Medicine, University of Muenster
West Germany and School of Sociology, University of Muenster
West Germany.  He received his M.D. in 1971 and Ph.D. in
1985 from University of Muenster.

Rudoph Heinz. Between June 14, 1999 and March 2000, Mr. Heinz served as a director of EuroGas. Mr. Heinz presently serves as the General Manager of the German Federation of Money Managers, a position he has held since May 1997. Prior to becoming an independent money manager and Independent Financial Advisor, Mr. Heinz was manager of the securities department for the Frankfurt based BHF
Bank from April 1990 until June 1992 and was also responsible for that bank's United States, Japan, and United Kingdom Subsidiaries. From 1983 until 1990, Mr. Heinz was the sole General Manager of DB Capital Management GmbH, a Deutsche Bank subsidiary with operations in Germany, United States, Japan and the United Kingdom.

Family Relationships

Dr. Reinhard Rauball, the former Chairman of the Board of Directors, and Wolfgang Rauball, formerly an independent consultant to EuroGas, are brothers. Wolfgang Rauball was instrumental in the acquisition of the concessions in Poland, the later acquisition of Danube, which holds concessions in Slovakia, the acquisition of EG and the Yakutia Concession, Ukrainian joint ventures, the acquisition of control of Big Horn Resources, the participation in the British Columbia project, the participation of RWE-DEA in the Ukraine, and the negotiations regarding the participation of National Power, VEW, EEG, and Polish Oil and Gas in the matter relating to the proposed power plant in western Poland. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for EuroGas through parties with whom they have previous business and personal relationships and have made loans to EuroGas.
Dr. Reinhard Rauball resigned from all of his positions with EuroGas on February 18, 1999. Mr. Wolfgang Rauball resigned from all positions he has held with EuroGas and its subsidiaries on June 30, 1999.

Compliance With Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's officer, directors and certain shareholders to file reports concerning their ownership of Common Stock with the SEC and to furnish the Company with copies of such reports. Based solely upon the Company's review of the reports required by Section
16 and amendments thereto furnished to the Company, the Company believes that all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed with the SEC on a timely basis.

Item 11.  Executive Compensation

The compensation of EuroGas' chief executive officers during 1999 and the other executive officers of EuroGas whose total cash compensation for the 1999 fiscal year exceeded $100,000 (the "Named Officers") is shown on the following pages in three tables and discussed in a compensation report of the Board of Directors.

Summary Compensation Table

The following table sets forth, for the three most recent fiscal years of EuroGas, the compensation paid to the Named Officers.


                                                                              Long-Term Compansation
                                                                       -----------------------------------
                                Annual Compensation                           Awards                Payouts
                   --------------------------------------------------  ----------------------       -------
                                                            Other      Restricted
                                                           Annual         Stock      Options/        LTIP      All Other
Name and                     Salary           Bonus       Compensation   Awards       SARs          Payouts     Compensation
Principal Position   Year       $               $              $           $            #              $              $
------------------  -----   ---------       ----------    ------------   -------    --------        -------    -------------


Paul Hinterhur (1)   1999   $120,000        Nil              Nil            Nil        Nil             Nil        Nil
President and        1998    200,003        Nil              Nil            Nil        Nil             Nil        Nil
Director             1997    294,100        Nil              Nil            Nil        Nil             Nil        Nil

Karl Arleth (2)      1999    $266,667       Nil           81,465(4)         Nil     $1,000,000         Nil        Nil
President, CEO       1998      Nil          Nil              Nil            Nil        Nil             Nil        Nil
and Director         1997      Nil          Nil              Nil            Nil        Nil             Nil        Nil


Blankenstein (3)     1999    $228,000       Nil              Nil            Nil      $ 350,000         Nil        Nil
Vice President and   1998     198,462       Nil              Nil            Nil              0         Nil        Nil
Treasurer            1997     300,000       Nil              Nil            Nil        200,000         Nil        Nil




(1)	Paul Hinterthur died in May 1999.
(2) Mr. Arleth commenced serving as the President and a director of EuroGas on April, 1999.
(3)	Mr. Blankenstein resigned as an officer and director of EuroGas in
March, 2000 but continues to provide services to EuroGas as an independent consultant.
(4) Represents amount to which Mr. Arleth is entitled to receive as a housing and services allowance; such amount, were accumulated but not paid in 1999.

Option Grants in Last Fiscal Year

The following table sets forth, for the 1999 fiscal year, certain information regarding options grants to the Named Officers.



                                          Individual Grants                                Price Apporeciation for Option Term
                                ----------------------------------                         Assumed Annual Rates of Stock
                            Number of       Percent of                                    Price Appreciation for Option Term
                           Securities     Total Options                                   ----------------------------------
                            Underlying       Granted to          Exercise
                             Options        Employees in         Price       Expiration
Name                         Grant #         Fiscal Year         ($/Sh)          Date        5% ($)       10% ($)
-----------------------  ----------------  ------------------- -----------  --------------  --------      ----------



Karl Arleth (1)            1,000,000           74%                .95          May 20, 2009    597,449      1,514,055



(1) Mr. Arleth commenced serving as the President and a director of EuroGas on April, 1999.

Aggregated Option Exercises in the Last Fiscal Year and Year End
Option Values

The following table sets forth the number of unexercised options to acquire shares of EuroGas Common Stock held on December 31, 1999 and the aggregate value of such options held by the Named Officers.
The Named Officers did not exercise any options to acquire shares of EuroGas Common Stock during 1999. As of December 31, 1999, EuroGas had not granted any stock appreciation rights to any of the Named Officers.



				              Number of			       Value of Unexercised
                                  Unexercised Options            In-the Month Options at
                                at December 31, 1999             at December 31, 1999(1)
                         ----------------------------------------------------- -------------------
Name                        Exercisable      Unexercisable       Exercisable      Unexercisable
----------------------   ----------------  ------------------ ----------------  ------------------
Paul Hinterthur (2)          200,000                    0            Nil               --
Karl Arleth (3)            1,000,000                    0            Nil               --
Hank Blankenstein (4)        200,000                    0            Nil               --




(1) Reflects the difference between the exercise price of the unexercised options and the market value of shares of EuroGas Common Stock of December
31, 1999. The last transaction of the EuroGas Common Stock on December 31, 1999, the last trading date of EuroGas' fiscal year, was $.5156 per share.
(2)	Paul Hinterthur died in May 1999.
(3)	Mr. Arleth commenced serving as the President and a director of EuroGas on April, 1999.
(4)	Mr. Blankenstein resigned as an officer and director of EuroGas in
March, 2000 but continues to provide services to EuroGas as an independent consultant.

Executive Employment and Consulting Arrangements
------------------------------------------------

On April 20, 1999, EuroGas entered into an employment agreement with Karl Arleth, its President and Chief Executive Officer. Such employment agreement expires on April 20, 2002, subject to automatic renewal for an additional three-year term unless either party provides notice at least 60 prior to the expiration of the initial term of an intent to terminate.

Under such agreement, Mr. Arleth is entitled to (i) a base salary of $400,000 per year, (ii) options to purchase 1,000,000 shares of common stock (granted on April 20, 2000 at an exercise price of $.85 per share, (iii)
a housing allowance of not less than $1,750 per week, and (iv) a commodities
and services allowance of  not less than $600 per week.   EuroGas has the
right to terminate the agreement at any time for cause or upon the death or disability of Mr. Arleth (subject to an obligation to continue paying Mr.
Arleth's salary for one year in the event of death).   In addition, Mr.
Arleth has the right to terminate the agreement in the event of breach by EuroGas, a significant change in duties (i.e. a demotion), the failure of EuroGas to obtain the assumption of the agreement by a successor corporation or a change of control, in which case Mr. Arleth is entitled to one year of base salary as severance. No other employee of EuroGas is employed pursuant to a written agreement.

EuroGas has relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, EuroGas paid $200,000 in 1999, $600,000 in 1998, and $1,260,253 in 1997 to Wolfgang
Rauball, the brother of Reinhard Rauball, the former Chairman of the Board of EuroGas. EuroGas also paid $ 320,000 in 1999, $240,000 in 1998, and $273,113 (including payments in arrears relating to services for prior years) during 1997 to Andrew K. Andraczke, a key employee in Poland and recently appointed director who does not perform executive level functions. If EuroGas does not continue to make significant acquisitions and as revenues are developed, EuroGas anticipates that it will rely more on the services of employees and the amounts paid to consultants will be reduced.

Compensation of Directors

EuroGas compensated its outside directors for service on the Board of Directors by payment of a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings. This has been reduced to $2500 per month beginning in 1999. EuroGas does not separately compensate its board members who are also employees of the Company for their service on the board.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of December 31, 1999, the Compensation Committee included Gregory Fontana, Ruldoph Heinz, and Hans Fischer, none of whom are executive officers of the Company or its subsidiaries. Mr. Heinz and Mr. Fischer have subsequently resigned, and because governing law requires a committee to have at least two members, the following compensation report is being issued by the Board of Directors as a whole. The Board of Directors includes Gregory Fontana, whose is not an employee of the Company, Karl Arleth, President and Chief Executive Office of the Company, and Andrew Andraczke, an officer of a key subsidiary of the Company.
Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act or the Exchange Act that incorporates by reference, in whole or in part, subsequent filings, including, without limitation, this Annual Report on Form 10-K, the Compensation Committee
Report and the Performance Graph set forth below shall not be deemed to be incorporated by reference in any such filings.

As required by the rules promulgation by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to the executive officers of the Company, including the basis for determining the compensation of executive officers for the 1999 fiscal year.

General. Management compensation is overseen by the Board of Directors. For the year ended December 31, 1998, the Board had not appointed an independent Compensation Committee. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer and Mr. Heinz have subsequently resigned, and the Compensation Committee has been dissolved as a matter of law. Accordingly, the following compensation report was prepared by the members of the Board of Directors serving as of March 31, 1999.

Compensation Objectives. In determining the amount of compensation for EuroGas' executive officers, the Board of Directors is guided by several factors. Because EuroGas has very few employees, compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance stockholder value. Historically, EuroGas has compensated senior management based on the perceived contribution to the development of EuroGas' operations.
This compensation has consisted principally of salaries believed to reflect the contributions of the respective officers. In addition, because EuroGas has only recently begun to generate revenues from operations and has attempted to preserve capital for development of EuroGas' business and operations, EuroGas has used stock options as a form of compensation for executive officers. The use of stock options is designed to align the interests of the executive officers with the long-term interests of EuroGas and to attract and retain talented employees who can enhance EuroGas' value. Although certain members of the Board of Directors are also executive officers, none participates in the determination of his own compensation.

Compensation Components. EuroGas' compensation of its executive officers consists of three components: base salary, bonuses and long-term incentive awards in the form of stock options. The Board of Directors establishes base salaries based primarily on its objective judgment, taking into consideration both qualitative and quantitative factors. Among the factors considered by the Board are: (i) the qualifications and performance of each executive officer; (ii) the performance of EuroGas as measured by such factors as development activities and increased shareholder value; (iii) salaries provided by other companies inside and outside the industry that are of comparable size and at a similar stage of development, to the extent known; and (iv) the capital position and needs of EuroGas. The Board of Directors does not assign any specific weights to these factors in determining salaries.

From time to time, EuroGas may also compensate its executive officers in the form of bonuses. Because EuroGas is presently in the early stage of its development and does not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board of Directors in the near term will be based upon its subjective evaluation of each individual's contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 1997, 1998 and 1999, the Board of Directors did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded due to the Board's desire to preserve capital for future growth and development.

The third component of EuroGas' compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock
Option and Award Plan, on November 20, 1999, the Board of Directors determined to grant options outside of any option plan (but on terms and conditions identical to those contained in its 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients' current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas. In the year ended December 31, 1999, pursuant to such delegation, the Compensation
Committee awarded (in addition to the 1,000,000 options granted to Mr.
Arleth pursuant to his employment agreement) at total of 950,000 options to purchase Common Stock at an exercise price of $.45 per share.
Of such options 350,000 were granted to Andrew Andraczke (key employee and director as of March 2000), and 250,000 were granted to Greg Fontana (director).

Chief Executive Compensation. Based upon the Board's subjective impression of the salaries of presidents or chief executive officers of similarly situated companies (both in and outside the industry), EuroGas' progress in developing its interests, properties and operations and exploiting its assets and the Board's subjective assessment of the potential and actual contributions of Mr. Arleth, the Board of Directors approved an employment agreement with Mr. Arleth in early 1999 pursuant to which he is entitled to receive (i) a base salary of $400,000 per year, (ii) options to purchase 1,000,000 shares of common stock (granted on April 20, 1999 at an exercise price of $.85 per share, (iii) a housing allowance of not less than $1,750 per week, and (iv) a commodities and services allowance of not less than $600 per week. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to Mr. Arleth or any other executive officer for the 1999 fiscal year.

Use of Consultants. EuroGas anticipates that it will continue to rely on both executive management and outside consultants in connection with the cquisition of additional projects and the initial development of existing projects. However, EuroGas anticipates that if it is able to establish ongoing revenues from production, it will retain management personnel as employees of EuroGas and compensate them on a salary basis, based on comparable compensation packages offered by employers within EuroGas' general industry and geographical area.

	The foregoing report is submitted by the Compensation
Committee of the Company, which consists of all members of the Board of Directors of the Company:

				Karl Arleth
				Gregory Fontana
				Andrew Andraczke


Performance Graph

The following graph shows a comparison of cumulative shareholder return for the Common Stock for the period beginning August 3, 1994 (the date the Common Stock was first quoted in the over-the-counter market) and ending December 31, 1999, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Blumberg Oilfield
Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

The performance graph assumes that $100 was invested at the market close on August 3, 1994 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite
Index and the Peer Group Index.

[GRAPH]

Total Return Analysis

				12/30/94   12/29/95   12/31/96   12/31/97   12/31/98   12/31/00
                    --------   --------   --------   --------   --------   --------
EuroGas              $100.00   $ 51.85    $120.37    $200.00    $ 46.30    $ 15.11
HWw BBG Oil Field
Syc & Manf'g         $100.00   $146.32    $236.46    $359.99    $ 179.46   $260.02
Nasdaq Composite     $100.00   $140.98    $173.46    $211.87    $207.02    $552.81

Source:  Carl Thompson Assoiciates www.ctanline.com (800) 959-9677. Data from Bloomberg
Financial  Markets.


The figures for EuroGas reflect a 24 - 1 reverse stock split of its common shares effective 9/6/94.

Item 12.   Security Ownership of Certain Beneficial

Owners and Management


The following beneficial ownership table sets forth information regarding beneficial ownership of the EuroGas Common Stock as of April 15, 2000 by:

- each person or entity who is known to EuroGas to own beneficially 5% or more of the outstanding shares of the Common Stock;

-  each director of EuroGas;

- EuroGas' present and former chief executive officer and its former Vice President and Treasurer (the only other executive officer of EuroGas during 1999); and

-  all executive officers and directors of EuroGas as a group.

Under relevant provisions of the Exchange Act, a person is deemed to be a beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of the Common Stock as of April 15, 2000, plus those shares of the Common Stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder.

The table is based upon information provided by the directors and executive officers.



                                                         Amount and Nature of Beneficial
                                                        Ownership as of April 14, 2000 (1)
                                 ----------------------------------------------------------------------------
Name and Address of Beneficial   Common        Exercisable                       Total
          Owner                  Shares   Options and Warrants(2)             Ownership             Percent(3)
-----------------------------    ------   -----------------------       --------------------        ----------

Principal Stockholders:
------------------------


Wolfgang Rauball (4)              9,671,429     17,192,858                     26,864,287               22.78%

Officers, Directors, and
Controlling Persons:
-------------------------------

Karl Arleth, President and
Director                             Nil         1,000,000                     1,000,000                  *
22 Upper Brook Street
Mayfair, London W 1 Y 1 PD

Dr. Gregory P. Fontana
Director                             Nil           350,000                       350,000                  *
2269 Worthing Lane
Los Angeles, California
90077

Andrew Andraczke, Director
Warsawstr, Lektytkarska 18           Nil           350,000                       350,000                  *
01-687 Warszawa, Poland

Hank Blankenstein
Director, Vice President and
Treasurer until March 2000           Nil           200,000                       200,000                  *
942 East 7145 South
Suite 101A
Midvale, Utah 84047


Hans Fisher, Director until
March 2000                           Nil           100,000                       100,000                  *
9 Via Arribo Rancho Sta.
Margarita, California 92688

Rudolph Heinz, Director
until April 2000
Niedenau 82                          Nil                 0                             0                  Nil
60352 Frankfurt/Main
Germany

All officers and directors
as a group (3 persons)               Nil         2,000,000                      2,000,000                 2.2%



* Represents less than 1% of the issued and outstanding
    _________________________
(1)	Unless otherwise indicated, to the best knowledge of EuroGas, all stock is owned beneficially and of record by the listed stockholder, and each stockholder has sole voting and investment power with respect to the Common Stock beneficially owned by such person.

(2)	Represents options or warrants exercisable within 60 days of  April 15,
2000, held by such individual or entity.

(3)	The percentage indicated represents the number of shares of Common Stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by such stockholder within 60 days and (b) 100,736,979, which is the number of shares of Common Stock issued and outstanding as of April 14, 2000.

(4) Includes shares in which Mr. Rauball disclaims benefical ownership and which he temporarily holds as a nominee for other persons.

Item 13.  Certain Relationships and Related Transactions

On or about January 12, 2000, EuroGas issued four Convertible Debentures in the aggregate face amount of $3,000,000 in exchange for $3,000,000 in cash to Wolfgang Rauball and certain affiliates of Wolfgang Rauball, who directly or indirectly owns 22.78% percent on the outstanding Common Stock as of April 15, 2000 and serves as a consultant of the Company. The Convertible Debentures accrue interest at the rate of prime plus two percent (currently 10.2%) per annum. Payment of the principal amount of the Convertible Debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each $1,000,000 in principal amount of Convertible Debenture is convertible into (a) shares of Common Stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of Convertible Debenture), and (b) warrants to purchase one share Common Stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of Convertible Debenture). Each such warrant entitles the holder to purchase one share of Common Stock for an exercise price of $0.35. As of April 15, 2000, Mr. Rauball and his affiliates had, subject to an audit of certain related transactions, converted all $3,000,000 in principal amount of Convertible Debentures in exchange for 8,571,429 shares of Common Stock.



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

 (c)     Exhibits

 Exhibits to this Report are attached following Page F-1 hereof.

 (d)     Financial Statement Schedules

 None

                             SIGNATURES

              Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized on May 1, 2000.

                           EUROGAS, INC.




                                             By

                                              /S/ KARL ARLETH
                                             --------------------------------
                                             Karl Arleth, President
                                             (Principal Executive Officer)

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



                                        HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 16, 2000

                        EUROGAS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                           --------------------------
                                                              1999          1998
                                                           ------------  ------------
                                ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . . . . . . . . $  1,047,141  $  7,489,510
  Investment in securities available-for-sale. . . . . . .      317,084     1,088,488
  Trade accounts receivable. . . . . . . . . . . . . . . .      907,269     1,107,508
  Value added tax receivables. . . . . . . . . . . . . . .    1,057,628       431,235
  Receivable from joint venture partners . . . . . . . . .    1,217,149     1,751,292
  Other receivables. . . . . . . . . . . . . . . . . . . .       74,696       788,291
  Other current assets . . . . . . . . . . . . . . . . . .      236,044       457,899
                                                           ------------  ------------
    Total Current Assets . . . . . . . . . . . . . . . . .    4,857,011    13,114,223
                                                           ------------  ------------
Property and Equipment - Full Cost Accounting
  Oil and gas properties subject to amortization . . . . .   21,553,571    18,064,186
  Oil and gas properties not subject to amortization . . .   26,862,072    32,763,353
  Other mineral interests. . . . . . . . . . . . . . . . .      755,539       709,570
  Other property and equipment . . . . . . . . . . . . . .    1,052,098       580,017
                                                           ------------  ------------
    Total Property and Equipment . . . . . . . . . . . . .   50,223,280    52,117,126
                                                           ------------  ------------
  Less: accumulated depletion depreciation
   and amortization . . . . . . .  . . . . . . . . . . . .   (2,060,386)     (307,054)
                                                           ------------  ------------
        Net Property and Equipment . . . . . . . . . . . .   48,162,894    51,810,072
                                                           ------------  ------------
Other Investments at Cost. . . . . . . . . . . . . . . . .      358,857            -

Long-Term Notes Receivable . . . . . . . . . . . . . . . .      500,000            -

Receivable From Related Party. . . . . . . . . . . . . . .           -        200,000

Other Assets . . . . . . . . . . . . . . . . . . . . . . .       89,816       210,092
                                                           ------------  ------------
Total Assets . . . . . . . . . . . . . . . . . . . . . . . $ 53,968,578  $ 65,334,387
                                                           ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable . . . . . . . . . . . . . . . . . . . . $  4,289,836  $  4,060,125
  Accrued liabilities. . . . . . . . . . . . . . . . . . .    4,251,703     2,618,014
  Accrued income taxes . . . . . . . . . . . . . . . . . .      708,931       870,836
  Accrued settlement obligation. . . . . . . . . . . . . .    4,400,000            -
  Notes payable - current portion. . . . . . . . . . . . .    4,155,492     4,010,729
  Notes payable to related parties . . . . . . . . . . . .    1,554,367     1,346,204
                                                           ------------  ------------
    Total Current Liabilities. . . . . . . . . . . . . . .   19,360,329    12,905,908
                                                           ------------  ------------
Long-Term Liabilities
  Notes payable. . . . . . . . . . . . . . . . . . . . . .           -      1,226,816
  Notes payable to related parties . . . . . . . . . . . .           -        613,408
                                                           ------------  ------------
    Total Long-Term Liabilities. . . . . . . . . . . . . .           -      1,840,224
                                                           ------------  ------------
Minority Interest. . . . . . . . . . . . . . . . . . . . .    3,824,903     2,865,376
                                                           ------------  ------------
Stockholders' Equity
  Preferred stock, $.001 par value; 3,661,968 shares
   authorized; issued and outstanding: 1999 - 2,394,028
   shares, 1998 - 2,393,728 shares; 1999 liquidation
   preference: $2,561,291. . . . . . . . . . . . . . . . .        2,394         2,394
  Common stock, $.001 par value; 325,000,000 shares
   authorized; issued and outstanding: 1999 - 86,835,838
   shares, 1998 - 76,254,630 shares. . . . . . . . . . . .       86,836        76,255
  Additional paid-in capital . . . . . . . . . . . . . . .  103,873,514    94,563,961
  Accumulated deficit. . . . . . . . . . . . . . . . . . .  (69,313,457)  (46,082,787)
  Accumulated other comprehensive loss . . . . . . . . . .   (3,865,941)     (836,944)
                                                           ------------  ------------
    Total Stockholders' Equity . . . . . . . . . . . . . .   30,783,346    47,722,879
                                                           ------------  ------------
Total Liabilities and Stockholders' Equity . . . . . . . . $ 53,968,578  $ 65,334,387
                                                           ============  ============

 The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                         1999          1998          1997
                                                      ------------  ------------  ------------
Oil and Gas Sales. . . . . . . . . . . . . . . . . .  $  4,973,508  $    879,404  $         -
                                                      ------------  ------------  ------------
Costs and Operating Expenses
  Oil and gas production . . . . . . . . . . . . . .     1,330,526       305,009            -
  Impairment of mineral interests and equipment. . .     7,217,426     3,512,792     1,972,612
  Depreciation, depletion,  and amortization . . . .     1,810,176       293,955        25,637
  Settlement costs . . . . . . . . . . . . . . . . .     4,400,000            -             -
  General and administrative . . . . . . . . . . . .     9,454,597     7,804,401     6,716,365
                                                     -------------  ------------  ------------
    Total Costs and Operating Expenses . . . . . . .    24,212,725    11,916,157     8,714,614
                                                     -------------  ------------  ------------
Other Income (Expenses)
  Interest income. . . . . . . . . . . . . . . . . .       179,538       593,570       517,845
  Other income . . . . . . . . . . . . . . . . . . .       103,878       152,776        43,123
  Interest expense . . . . . . . . . . . . . . . . .      (567,195)     (465,371)   (3,680,090)
  Loss on sale and impairment of securities
   and equipment . . . . . . . . . . . . . . . . . .    (1,682,045)           -             -
  Foreign exchange net gains (losses). . . . . . . .       170,315      (130,419)      331,837
  Minority interest in income of subsidiary. . . . .      (753,599)     (137,983)           -
                                                     -------------  ------------  ------------
    Total Other Income (Expense) . . . . . . . . . .    (2,549,108)       12,573    (2,787,285)
                                                     -------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . . . . . . .   (21,788,325)  (11,024,180)  (11,501,899)

Preferred Dividends. . . . . . . . . . . . . . . . .     1,442,345     2,861,301       423,530
                                                     -------------  ------------  ------------
Loss Applicable to Common Shares . . . . . . . . . . $ (23,230,670) $(13,885,481) $(11,925,429)
                                                     =============  ============  ============
Basic and Diluted Loss Per Common Share. . . . . . . $       (0.28) $      (0.22) $      (0.22)
                                                     =============  ============  ============
Weighted Average Number of Common
  Shares Used In Per Share Calculation . . . . . . .    83,368,053    64,129,062    54,705,726
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
                        ============  ==========  ============  ==========  ============  ============  ==========  ============

                        EUROGAS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (CONTINUED)


                                                                                                       Accumulated     Total
                            Preferred Stock           Common Stock          Additional                   Other      Stockholders'
                        ------------------------  -----------------------     Paid-in     Accumulated    Compre-      Equity
                           Shares      Amount       Shares       Amount       Capital       Deficit    hensive Loss  (Deficit)
                        ------------  ----------  ------------  ----------  ------------  ------------  ----------  ------------
Balance - December
 31, 1998. . . . . . .     2,393,728  $    2,394    76,254,630  $   76,255  $ 94,563,961  $(46,082,787) $ (836,944) $ 47,722,879
                                                                                                                    ------------
Net loss . . . . . . .            -           -             -           -             -    (21,788,325)         -    (21,788,325)
Dividends on preferred
 shares. . . . . . . .            -           -             -           -             -     (1,442,345)         -     (1,442,345)
Net change in unrealized
 losses on securities.            -           -             -           -             -             -   (2,360,980)   (2,360,980)
Reclassification
 adjustment for realized
 losses on securities
 included in net loss.            -           -             -           -             -             -    1,671,393     1,671,393

Translation adjustments           -           -             -           -             -             -   (2,339,410)   (2,339,410)
                                                                                                                    ------------
Comprehensive loss . .                                                                                               (26,259,667)
                                                                                                                    ------------
Issuance of Series B
 1998 preferred stock
 for proceeds of
 $6,500,000 less
 $487,500 in issuance
 costs . . . . . . . .         6,500           6            -           -      6,012,494            -            -     6,012,500
Beneficial conversion
 feature of 1998 Series
 preferred shares. . .            -           -             -           -        901,875            -            -       901,875
Conversion of Series B
 preferred stock plus
 accrued dividends of
 49,729 shares, or
 $39,501 . . . . . . .        (8,000)         (8)   10,576,208      10,576        28,933            -            -        39,501
Issuance of Series C
 preferred stock for
 proceeds of $1,800,000
 less $148,530 in
 issuance costs. . . .         1,800           2            -           -      1,651,468            -            -     1,651,470
Beneficial conversion
 feature of Series C
 preferred shares. . .            -           -             -           -        360,000            -            -       360,000
Compensation related to
 the grant of stock
 options . . . . . . .            -           -             -           -        329,338            -            -       329,338
Issuance as payment
 of interest . . . . .            -           -          5,000           5        25,445            -            -        25,450
                        ------------  ----------  ------------  ----------  ------------  ------------  -----------  -----------
Balance - December
 31, 1999. . . . . . .     2,394,028  $    2,394    86,835,838  $   86,836  $103,873,514  $(69,313,457) $(3,865,941) $30,783,346
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

                        EUROGAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                      ----------------------------------------
                                                          1999          1998          1997
                                                      ------------  ------------  ------------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . . . .  $(21,788,325) $(11,024,180) $(11,501,899)
  Adjustments to reconcile net loss to cash
   provided by operating activities:
    Impairment of mineral interests and equipment. .     7,217,426     3,512,792     1,972,612
    Accrued settlement obligations . . . . . . . . .     4,400,000            -             -
    Depreciation depletion and amortization. . . . .     1,810,176       293,955        25,637
    Amortization of discount on notes payable. . . .        39,074            -             -
    Expenses paid by issuance of notes payable . . .            -             -      1,321,295
    Interest expense by issuance of common stock . .        25,450            -             -
    Compensation paid by issuance of common stock. .            -        226,125            -
    Compensation paid by reduction of note receivable      200,000            -             -
    Compensation from stock options. . . . . . . . .       329,338            -             -
    Minority interest in income of subsidiary. . . .       753,599       137,983            -
    Loss on sale of securities available for sale. .     1,671,393            -             -
    Exchange (gain) loss . . . . . . . . . . . . . .      (170,315)      130,419      (331,837)
    Changes in assets and liabilities, net
     of acquisitions:
      Trade receivables. . . . . . . . . . . . . . .       (68,235)      (72,121)           -
      Other receivables. . . . . . . . . . . . . . .      (238,945)      549,973        26,510
      Prepaid expense. . . . . . . . . . . . . . . .      (125,475)     (337,723)           -
      Accounts payable . . . . . . . . . . . . . . .       873,836      (751,640)    1,814,545
      Accrued liabilities. . . . . . . . . . . . . .     1,269,007      (812,107)    3,271,805
      Other. . . . . . . . . . . . . . . . . . . . .            -       (115,783)      156,451
                                                      ------------  ------------  ------------
        Net Cash Used in Operating Activities. . . .    (3,801,996)   (8,262,307)   (3,244,881)
                                                      ------------  ------------  ------------
Cash Flows From Investing Activities
  Expenditure for other investments. . . . . . . . .      (358,857)           -             -
  Purchases of mineral interests, property
   and equipment . . . . . . . . . . . . . . . . . .    (7,004,275)   (9,291,719)   (5,391,568)
  Proceeds from sale of interest in gas property
   and equipment . . . . . . . . . . . . . . . . . .       207,509            -        501,646
  Acquisition of subsidiaries, net of cash acquired.            -     (2,159,363)   (6,314,287)
  Net change in deposits and long-term prepayments .       408,391      (168,575)           -
  Investment in securities available-for-sale. . . .    (1,656,434)   (1,467,754)           -
  Proceeds from sale of securities
   available-for-sale. . . . . . . . . . . . . . . .        66,858            -             -
  Payments for notes receivable. . . . . . . . . . .      (600,000)     (500,000)           -
                                                      ------------  ------------  ------------
        Net Cash Used In Investing Activities. . . .    (8,936,808)  (13,587,411)  (11,204,209)
                                                      ------------  ------------  ------------
Cash Flows From Financing Activities
  Proceeds from issuance of notes payable to
   related parties . . . . . . . . . . . . . . . . .            -             -        339,191
  Principal payments on notes payable to
   related parties . . . . . . . . . . . . . . . . .      (218,355)     (999,439)     (905,866)
  Proceeds from issuance of notes payable. . . . . .        57,506            -      1,135,729
  Principal payments on notes payable. . . . . . . .      (981,611)   (3,192,109)   (2,707,551)
  Proceeds from issuance of common stock, net of
   offering costs. . . . . . . . . . . . . . . . . .            -        150,000    20,175,000
  Proceeds from issuance of preferred stock, net
   of offering costs . . . . . . . . . . . . . . . .     7,663,970    15,724,995    13,250,000
  Dividends paid on preferred stock. . . . . . . . .            -       (260,139)           -
  Proceeds from issuance of common stock
   by subsidiary . . . . . . . . . . . . . . . . . .            -        592,568            -
                                                      ------------  ------------  ------------
        Net Cash Provided By Financing Activities. .     6,521,510    12,015,876    31,286,503
                                                      ------------  ------------  ------------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents. . . . . . . . . . . . . . . . . .      (225,075)       75,685      (232,351)
                                                      ------------  ------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents    (6,442,369)   (9,758,157)   16,605,062

Cash and Equivalents at Beginning of Period. . . . .     7,489,510    17,247,667       642,605
                                                      ------------  ------------  ------------
Cash and Equivalents at End of Period. . . . . . . .  $  1,047,141  $  7,489,510  $ 17,247,667
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

Loss Per Share -- Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 18,829,713, 17,004,647 and 13,450,000 potentially issuable common shares at December 31, 1999, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

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
                                            ============    ============    ============

Sales and net loss were in the following geographic areas:

                                                           December 31,
                                            --------------------------------------------
                                                     1999            1998            1997
                                            -------------    ------------    ------------

Oil and Gas Sales -  Canada . . . . . . . . $  4,973,508     $    879,404    $          -
                                            ============     ============    ============

Net Loss

  United States (Corporate) . . . . . . . . $(10,529,491)    $(2,625,306)    $ (4,915,997)
  Canada  . . . . . . . . . . . . . . . . .      757,781      (3,362,517)               -
  Eastern Europe and Russia . . . . . . . .  (12,016,615)     (5,036,357)      (6,585,902)
                                            ------------    ------------     ------------

Net Loss                                    $(21,788,325)   $(11,024,180)    $(11,501,899)
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

                                                        1999             1998             1997
                                                ------------     ------------      -----------

Net loss applicable to common shares:
  As reported                                   $(23,230,670)    $(13,885,481)    $(11,925,429)
  Pro forma                                      (24,271,828)     (13,885,481)     (11,925,429)


Basic and diluted net loss per common share:
  As reported                                   $      (0.28)    $      (0.22)    $      (0.22)
  Pro forma                                            (0.29)           (0.22)           (0.22)



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

A summary of the status of stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:


                                                        1999                      1998                           1997
                                                ----------------------    ----------------------      -------------------------
                                                              Weighted-                 Weighted-                     Weighted-
                                                               Average                    Average                       Average
                                                              Exercise                   Exercise                      Exercise
                                                   Shares        Price        Shares        Price        Shares           Price
                                                ---------   ----------     ---------   ----------     ---------     -----------

Outstanding at beginning of year . . . . .      2,000,000   $     1.50     2,000,000   $     1.50     2,000,000     $      1.50
Granted. . . . . . . . . . . . . . . . . .      1,950,000         0.71             -            -             -               -
Exercised. . . . . . . . . . . . . . . . .              -            -             -            -             -               -
Expired. . . . . . . . . . . . . . . . . .       (200,000)        1.50             -            -             -               -
                                                ---------   ----------     ---------   ----------     ---------     -----------

Outstanding at end of year . . . . . . . .      3,750,000         1.09     2,000,000         1.50     2,000,000            1.50
                                                =========   ==========     =========   ==========     =========     ===========

Exercisable at end of year . . . . . . . .      2,700,000         1.13     1,900,000         1.50     1,850,000            1.50
                                                =========   ==========     =========   ==========     =========     ===========
Weighted-average fair value of
   options granted during the year . . . .      $    0.70                  $       -                  $       -


Options outstanding at December 31, 1999 were exercisable at prices ranging from $0.95 to $1.50 with remaining contractual lives from 1.0 to 9.3 years and an average contractual life of 1.17 years.

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

During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 in exchange for cash proceeds of $2,653,712 and the conversion of prior outstanding EuroGas debt into debentures in the amount of $346,288. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance.
Upon conversion, the holders also receive warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the offering. The Company will record the three instruments at their relative fair values on the date of issuance and will amortize the resulting debt discounts as interest expense in the amount of $2,192,109 over the three-month life of the debentures. The debentures were subsequently converted at the election of the holders on March 30, 2000 into 8,571,429 common shares. Subsequently, on April 14, 2000, EuroGas issued 11,428,572 common shares upon the exercise of 11,428,572 warrants in exchange for reduction of notes payable in the amount of $4,000,000, or $0.35 per share. (Unaudited).

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

                                                     Total                   Canada             Slovak Republic
                                            -----------------------    -------------------    -------------------
                                                  Oil           Gas        Oil         Gas        Oil         Gas
                                             (Barrels)         (MCF)  (Barrels)       (MCF)  (Barrels)       (MCF)
                                            ---------    ----------   --------    ---------   -------    ---------

Proved Developed and Undeveloped Reserves
  Balance - January, 1999 . . . . . . . .    905,880    12,369,485    811,000    6,881,700    94,880    5,487,785
  Purchases of minerals in place . . . . .          -     4,069,200          -    4,069,200         -            -
  Extensions and discoveries . . . . . . .    972,054     4,617,580    972,054    4,617,580         -            -
  Production . . . . . . . . . . . . . . .   (161,054)   (1,805,080)  (161,054)  (1,805,080)        -            -
                                            ---------    ----------  ---------   ----------    ------    ---------
  Balance - December 31, 1999. . . . . . .  1,716,880    19,251,185  1,622,000   13,763,400    94,880    5,487,785
                                            =========    ==========  =========   ==========    ======    =========
         Proved Developed Reserves -
             December 31, 1999 . . . . . .    806,400     7,772,800    806,400    7,772,800         -            -
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