Form 10-Q
period 2000-03-31
EUROGAS INC
filed 2000-05-15
CIK 783209

______________________________________________________________________________

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[  ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.



                               EUROGAS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Utah                  33-1381-D            87-0427676
    ----------------------------   ---------------------   ---------------
    (State or other jurisdiction   (Commission File No.)    (IRS Employer
        of incorporation                                  Identification No.)

             942 East 7145 South, Suite 101A Midvale, Utah 84047
             ----------------------------------------------------
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

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $0.001 par value                  100,736,979
   --------------------------------      ---------------------------------
           (Title of Class)              (Number of Shares Outstanding at
                                                   March 31, 2000)

______________________________________________________________________________


                          INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION...........................................  2
Item 1.  Financial Statements........................................ F1-F12
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  3
             Recent Developments.........................................  3
             Outlook.....................................................  3
             Results of Operations.......................................  4
             Capital and Liquidity.......................................  5
             Inflation...................................................  6
             Factors That May Affect Future Results......................  6
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  7
PART II - OTHER INFORMATION..............................................  8
Item 1.   Legal Proceedings..............................................  8
Item 2.   Changes in Securities and Use of Proceeds...................... 10
             Recent Sales of Unregistered Securities..................... 10
Item 6.   Exhibits and Reports on Form 8-K............................... 10

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                     March 31,   December 31,
                                                       2000         1999
                                                    -----------  ------------

                                ASSETS
Current Assets
    Cash and cash equivalents . . . . . . . . . . . $  1,427,564  $  1,047,141
    Investment in securities available-for-sale . .      317,084       317,084
    Trade accounts receivable . . . . . . . . . . .    1,556,769       907,269
    Value added tax receivables . . . . . . . . . .    1,080,017     1,057,628
    Receivable from joint venture partners. . . . .    1,191,744     1,217,149
    Other receivables . . . . . . . . . . . . . . .      112,208        74,696
    Other current assets. . . . . . . . . . . . . .      530,140       236,044
                                                    ------------  ------------
       Total Current Assets . . . . . . . . . . . .    6,215,526     4,857,011

Property and Equipment - Full Cost Accounting
    Oil and gas properties subject to amortization.   20,818,205    21,553,571
    Oil and gas properties not subject to
     amortization . . . . . . . . . . . . . . . . .   26,865,731    26,862,072
    Other mineral interests . . . . . . . . . . . .      755,539       755,539
    Other property and equipment. . . . . . . . . .    1,063,990     1,052,098
                                                    ------------  ------------
       Total Property and Equipment . . . . . . . .   49,503,465    50,223,280
    Less: accumulated depletion depreciation
     and amortization. . .  . . . . . . . . . . . .   (2,456,521)   (2,060,386)
                                                    ------------  ------------
       Net Property and Equipment . . . . . . . . .   47,046,944    48,162,894
                                                    ------------  ------------
Other Investments at Cost . . . . . . . . . . . . .      658,857       358,857

Long-Term Notes Receivable. . . . . . . . . . . . .      500,000       500,000

Other Assets. . . . . . . . . . . . . . . . . . . .       59,747        89,816
                                                    ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . $ 54,481,074  $ 53,968,578
                                                    ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable. . . . . . . . . . . . . . . . $  4,201,358  $  4,289,836
    Accrued liabilities . . . . . . . . . . . . . .    4,277,369     4,251,703
    Accrued income taxes  . . . . . . . . . . . . .      685,817       708,931
    Accrued settlement obligation . . . . . . . . .    4,400,000     4,400,000
    Notes payable . . . . . . . . . . . . . . . . .    3,301,961     4,155,492
    Notes payable to related parties  . . . . . . .    1,200,669     1,554,367
                                                    ------------  ------------
       Total Current Liabilities. . . . . . . . . .   18,067,174    19,360,329
                                                    ------------  ------------
Minority Interest . . . . . . . . . . . . . . . . .    4,093,820     3,824,903
                                                    ------------  ------------
Stockholders' Equity
    Preferred stock, $.001 par value; 3,661,968
     shares authorized; issued and outstanding:
     March 31, 2000 - 2,392,228 shares, issued and
     outstanding ; December 31, 1999 - 2,394,028
     shares; 1999 liquidation preference: $778,041.        2,392         2,394
    Common stock, $.001 par value; 325,000,000
     shares authorized; issued and outstanding:
     March 31, 2000 - 100,736,979 shares,
     December 31, 1999 - 86,835,838 shares. . . . .      100,737        86,836
    Additional paid-in capital. . . . . . . . . . .  109,587,529   103,873,514
    Accumulated deficit . . . . . . . . . . . . . .  (73,302,929)  (69,313,457)
    Accumulated other comprehensive loss. . . . . .   (4,067,649)   (3,865,941)
                                                    ------------  ------------
       Total Stockholders' Equity . . . . . . . . .   32,320,080    30,783,346
                                                    ------------  ------------
Total Liabilities and Stockholders' Equity. . . . . $ 54,481,074  $ 53,968,578
                                                    ============  ============

The accompanying notes are an integral part of these financial statements.

                            EUROGAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                           For the Three Months
                                                              Ended March 31,
                                                         -------------------------
                                                             2000         1999
                                                         ------------  -----------
 Oil and Gas Sales. . . . . . . . . . . . . . . . . . .  $  1,783,805  $   740,894
                                                         ------------  -----------
 Costs and Operating Expenses
    Oil and gas production. . . . . . . . . . . . . . .       656,110      172,144
    Depreciation depletion and amortization . . . . . .       415,352      295,717
    General and administrative. . . . . . . . . . . . .     1,662,996    2,481,064
                                                         ------------  -----------
       Total Costs and Operating Expenses . . . . . . .     2,734,458    2,948,925
                                                         ------------  -----------
 Other Income (Expense)
    Other income. . . . . . . . . . . . . . . . . . . .        13,023           -
    Interest income . . . . . . . . . . . . . . . . . .        26,966       69,597
    Interest expense. . . . . . . . . . . . . . . . . .    (2,782,871)    (123,264)
    Foreign exchange net gains (losses) . . . . . . . .        47,046       65,628
    Realized loss on sale of securities
     and equipment. . . . . . . . . . . . . . . . . . .        (4,407)     (82,350)
    Minority interest in income consolidated
     subsidiary . . . . . . . . . . . . . . . . . . . .      (300,227)     (92,711)
                                                         ------------  -----------
       Total Other Income (Expense) . . . . . . . . . .    (3,000,470)    (163,100)
                                                         ------------  -----------
 Net Loss . . . . . . . . . . . . . . . . . . . . . . .    (3,951,123)  (2,371,131)

 Preferred Dividends  . . . . . . . . . . . . . . . . .       (38,349)     (42,217)
                                                         ------------  -----------
 Loss Applicable to Common Shares . . . . . . . . . . .  $ (3,989,472) $(2,413,348)
                                                         ============  ===========
 Basic and Diluted Loss per Common Share. . . . . . . .  $      (0.04) $     (0.03)
                                                         ============  ===========

 Weighted Average Number of Common Shares Used
  In Per Share Calculation. . . . . . . . . . . . . . .   92,013,205   78,920,472
                                                        ============  ===========

 The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                          For the Three Months
                                                             Ended March 31,
                                                       --------------------------
                                                          2000           1999
                                                       ------------  ------------
 Cash Flows From Operating Activities
    Net loss. . . . . . . . . . . . . . . . . . . . .  $ (3,951,123) $ (2,371,131)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation depletion and amortization. . . .       415,352       295,717
       Minority interest in income of subsidiary. . .       300,227        92,711
       Interest expense from beneficial conversion
        feature of debentures issued. . . . . . . . .       771,429            -
       Debentures issued for expense paid by
        shareholder . . . . . . . . . . . . . . . . .       986,376            -
       Compensation related to detachable warrants. .     1,898,138            -
       Loss on sale of securities available-for-sale.            -         37,694
       Exchange gain. . . . . . . . . . . . . . . . .       (47,046)      (65,628)
    Changes in assets and liabilities, net of assets
     acquired:
       Trade receivables. . . . . . . . . . . . . . .       (69,581)     (111,472)
       Other receivables. . . . . . . . . . . . . . .      (664,488)     (171,615)
       Other assets . . . . . . . . . . . . . . . . .      (265,105)       50,891
       Accounts payable . . . . . . . . . . . . . . .       (56,272)       50,203
       Accrued liabilities. . . . . . . . . . . . . .       159,520       (28,060)
                                                       ------------  ------------
          Net Cash Used In Operating Activities . . .      (522,573)   (2,220,690)
                                                       ------------  ------------
 Cash Flows From Investing Activities
    Purchases of mineral interests, property and
     equipment. . . . . . . . . . . . . . . . . . . .    (1,469,480)   (1,031,308)
    Proceeds from payment of related party receivable            -        200,000
    Purchase of other investments at cost . . . . . .      (300,000)           -
    Issuance of receivable to related party . . . . .            -       (150,000)
    Proceeds from sale of securities property and
     equipment. . . . . . . . . . . . . . . . . . . .     1,869,092        60,291
    Investment in securities available-for-sale . . .            -        (56,434)
                                                       ------------  ------------
          Net Cash Used In Investing Activities . . .        99,612      (977,451)
                                                       ------------  ------------
 Cash Flows From Financing Activities
    Principal payments on notes payable . . . . . . .      (825,852)   (2,932,004)
    Proceeds from issuance of preferred stock,
     net of offering costs. . . . . . . . . . . . . .            -      1,850,000
    Proceeds from issuance of debentures. . . . . . .     1,591,336            -
                                                       ------------  ------------
          Net Cash Used In Financing Activities . . .       765,484    (1,082,004)
                                                       ------------  ------------
 Effect of Exchange Rate Changes on Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . . .        37,900      (197,126)
                                                       ------------  ------------
 Net Decrease In Cash and Cash Equivalents. . . . . .       380,423    (4,477,271)

 Cash and Equivalents at Beginning of Period. . . . .     1,047,141     7,489,510
                                                       ------------  ------------
 Cash and Equivalents at End of Period. . . . . . . .  $  1,427,564  $  3,012,239
                                                       ============  ============

 Supplemental Disclosure of Cash Flow Information
    Cash paid for interest. . . . . . . . . . . . . .  $     35,196  $     50,009
                                                       ============  ============

 The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                 (CONTINUED)

       Supplemental Disclosure of Noncash Investing and Financing Activities During the three months ended March 1999 EuroGas accrued preferred dividends of $42,216. Preferred shareholders converted 3,170 shares of 1998 Series B
       Preferred stock together with $18,049 of accrued preferred dividends into 2,856,259 common shares at approximately $1.12 per common share.

       During the three months ended March 31, 2000, EuroGas converted accrued debt in the amount of $87,216 to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock or $0.35 per share. Preferred shareholders converted 1,800 shares of Series C preferred stock together with $2,599 of accrued preferred dividends into 5,329,713 common shares at a weighted-average price of $0.54 per common share.

 The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


       NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

       Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

       Business Condition - EuroGas and its subsidiaries have accumulated deficits of $69,313,457 since their inception in 1995 through December 31, 1999 and $74,551,000 as of March 31, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999 and the three month period ended March 31, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive working capital and stockholders' equity at December 31, 1998 and had positive stockholders' equity at December 31, 1999, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

       NOTE 2--PROPERTY ACQUISITIONS

       Teton Petroleum Company ("Teton"), through Goltech petroleum, LLC ("Goltech"), owns a 71% interest in Goloil, a Russian oil and gas company. On April 5, 2000, EuroGas entered into an agreement with Teton for the acquisition of Teton and a 35% interest in Goltech by September 1, 2000. If the acquisition is completed under the terms of the agreement by the required closing date, EuroGas would purchase Teton and the interest in Goltech in exchange for $2,300,000, the issuance of 13,621,744 shares of common stock and the issuance of options, warrants and other rights to purchase 2,599,249 shares of common stock at $0.35 for 1 year. In addition, EuroGas would be obligated under the terms of the agreement to lend Goltech up to $4,000,000 under a credit facility which would bear interest at 15% per annum on the amount loaned. EuroGas will place additional common shares with a market value of $4,000,000 into an escrow account to ensure EuroGas' ability to provide the cash payments and the credit facility. EuroGas has paid a deposit of $300,000 as consideration for the agreement and made an initial loan in the amount of $500,000 and placed a promissory note from an individual in the amount of $500,000 and securities of the individual into an escrow account to ensure the ability of EuroGas to provide the remainder of the initial $1,000,000 loan. During a due diligence period expected to end in late May 2000, the agreement can be terminated without payment by either party except for the loss of the deposit paid by EuroGas. In the event either Teton or EuroGas fails to perform under the terms of the agreement after the end of the due diligence period, that party will be obligated to pay $1,000,000 in liquidation damages.

       NOTE 3 -- NOTES PAYABLE

       During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding
       EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a shareholder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion the holders also receive warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the offering. The
       Company will record the three instruments at their relative fair values on the date of issuance and will amortize the resulting debt discounts as interest expense in the amount of $2,912,109 over the three-month life of the debentures. The debentures were subsequently converted at the election of the holders on March 30, 2000 into 8,571,428 common shares. Subsequently, on April 14, 2000 EuroGas issued 11,428,572 commons hares upon the exercise of 11,428,572 warrants in exchange for reduction of notes payable in the amount of $4,000,000, or $0.35 per share.

       Current notes payable were reduced during the three months ended March 31, 2000 by approximately $853,531 which primarily consisted of payments to reduce notes payable to a bank in Canada.

       Notes payable to related party were reduced during the three months ended March 31, 2000 by approximately
       $353,698 which primarily consisted of a conversion of notes to debentures.

       NOTE 3 - STOCKHOLDERS' EQUITY

       During the January 2000, all 1,800 outstanding shares of 1999 Series C Convertible Preferred Stock were converted into 5,329,713 common shares at a weighted-average price of $0.34 per share. In connection with the conversion, 63,261 common shares were issued for $21,599 in accrued dividends on the converted 1999 Series shares at a weighted-average price of $0.54 per common share.

       At March 31, 2000, the following preferred shares were outstanding:

         Series 1995 Preferred shares; 2,391,968 shares outstanding; $0.05 annual dividend rate per share, $119,598 annually; $453,363 liquidation preference
         1997 Series A Preferred shares; 260 shares outstanding; $60.00 annual dividend rate per share, $15,600 annually; $324,678 liquidation preference

      NOTE 4 - COMPREHENSIVE LOSS


                                                       For the Three Months
                                                         Ended March 31,
                                                    --------------------------
                                                       2000           1999
                                                    ------------  ------------

  Loss Applicable to Common Shares . . . . . . . .  $ (3,989,472) $ (2,413,348)
  Other Comprehensive Loss . . . . . . . . . . . .
  Unrealized holding losses on securities
   available-for-sale. . . . . . . . . . . . . . .            -       (470,786)

  Less: Reclassification adjustment for losses
        realized in net loss . . . . . . . . . . .            -         82,350
  Net change in cumulative foreign currency
   translation adjustment. . . . . . . . . . . . .      (201,708)   (1,226,435)
                                                    ------------  ------------
       Total Other Comprehensive Loss. . . . . . .      (201,708)   (1,614,871)

  Comprehensive Loss . . . . . . . . . . . . . . .  $ (4,191,180) $ (4,028,219)
                                                    ============  ============

  Accumulated other comprehensive loss consisted of the following at March 31, 2000:

    Unrealized loss on securities available-for-sale. . . . . .  $ (1,068,853)
    Cumulative foreign currency translation adjustment. . . . .    (2,998,796)
                                                                 ------------
    Accumulated Other Comprehensive Loss. . . . . . . . . . . .  $ (4,067,649)
                                                                 ============

 NOTE 5 - COMMITMENTS AND CONTINGENCIES

       An assertion has been made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah.
       Central Division due to lack of response by EuroGas.
       EuroGas has retained counsel and estimates its liability will be $3,400,000 and has recognized a charge against operations for the year ended December
       31, 1999 in this amount.

       EuroGas' subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability in the Netherlands of an amount equivalent to approximately
       $653,385 at March 31, 2000. The tax arose from the sale of equipment at a profit by the former owner of Globegas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

       During January 2000, EuroGas entered into an agreement with Slovgold GmBH, a related party, to conduct a six-well pilot program in South Wales to test for coaled methane gas. Under the terms of the agreement, EuroGas will cover the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout.
       EuroGas interest will be reduced to 25% after the payout point is reached. Slovgold GmBH is affiliated with a director of EuroGas.

       A bankruptcy trustee appointed in the McKenzie
       Bankruptcy case has asserted a claim to the proceeds that EuroGas would receive from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex methane gas concession in Poland. The
       Trustee's claim is apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex concession) from persons who were acting as nominees for the McKenzie's, or in fact may be operating as a nominee for the McKenzie's, and therefore, the creditors of the estate are the true owners of the proceeds received or to be received from the development of the Pol-Tex concession. EuroGas is vigorously defending against the claim. EuroGas believes that the claim is without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the trustee over the estate has no jurisdiction over Pol-Tex Methane, a Polish corporation, or its interests held in Poland, that EuroGas paid substantial consideration for Globegas, and that there is no evidence that the creditors invested any money in the Pol-Tex concession.


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

       In October 1997, EuroGas completed an agreement on a 50/50 cost basis for appraisal and development activities for an area located in the Carpathian
       Flysch and tectonic Fordeep areas of Poland. The agreement contemplates a total expenditure by EuroGas of $15 million over a three- year period. EuroGas does not presently have the assets necessary to meet this obligation.

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



       The Company leases office facilities from various lessors in the United States, Poland, Ukraine, the Netherlands, and the United Kingdom. Rent expenses for the years ended December 31, 1999, 1998 and 1997 were $517,354, $290,991, and $178,733, respectively. Annual commitments for future minimum rental payments required under the leases as of December 31, 1999 were as follows:


                                              Lease
             Year Ending December 31:        Payments

                    2000                    $  154,452
                    2001                       154,452
                    2002                       104,814
                                            ----------
                    Total                   $  413,718
                                            ==========



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

The Company has also acquired holdings in several oil and natural gas projects in Canada. One acquisition has given the Company a majority interest in a full-service oil and gas producing company. The other project is a joint venture with a major oil and gas company to reclaim one of Canada's largest natural gas fields. In addition, the Company has entered into agreements to fund the production of a pipeline for, and then (assuming satisfactory completion of due diligence) acquire through merger, Teton
Petroleum Company, which has a 70.59% interest in a oil field in the Western
Siberian Basin.

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

Recent Developments

Funding Activities.       On or about January 12, 2000, the Company issued
four Convertible Debentures in the aggregate face amount of $3,000,000 to several individual investors in exchange for an aggregate of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments made by investors on behalf of EuroGas to creditors of EuroGas in the amount of $986,376. Pursuant to the conversion of the debentures, the Company issued
8,571,429 shares of Common Stock and warrants to purchase 17,142,858 shares of
Common Stock at an exercise price of $0.35 per share.  At March 31, 2000, the Company had approximately $1.4 million in cash and cash equivalents and a $11.9 million working capital deficit.

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

Results of Operations

The following table sets forth consolidated income statement data and other selected operating data for the three months ended March 31, 2000 and 1999, respectively.

                                                          For the quarter
                                                           Ended March 31
                                                      -----------------------
                                                         2000         1999
                                                      -----------  ----------
Revenues
    Oil and Gas  Sales                                $ 1,783,805  $  740,894

    Total Revenues                                      1,783,805     740,894

Operating Expenses

    Oil and gas production                                656,110     172,144
    General and administrative                          1,662,996   2,481,064
    Depreciation and amortization                         415,352     295,717

    Total Operating Expenses                            2,734,458   2,948,925

Other Income (Expense)

    Interest and other income                              39,989      69,597
    Interest expense                                   (2,782,871)  (123, 264)
    Foreign currency exchange gains (losses), net          47,046      65,628
    Realized loss on sale of securities and equipment      (4,407)    (82,350)

    Other Expense, Net                                         -      (70,389)

    Minority interest in earnings of subsidiary          (300,227)    (92,711)

Net Loss                                               (3,951,123) (2,413,348)


                Revenues. Prior to 1999, the Company had not generated any revenues from oil and gas sales.
                As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the three months ended
                March 31, 2000 reflect oil and gas sales of $1,783,805 and the Company's results of operations for the three months ended March 31, 1999, reflect net income of $740,894.

                Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment.
                Oil and gas production expenses increased from $172,144 during the three months ended March 1999 to $656,110 for the three months ended March 31, 2000. Such increase resulted primarily from an increase in the number and cost of oil wells drilled by Big Horn. General and administrative expenses were $1,662,996 for the three months ended March 31, 2000, compared to $2,481,064 for the three months ended March 31, 1999. Such decrease in administrative expenses is the result of the Company having incurred a large one-time cost associated with the leasing of new offices during the first quarter of 1999, and the absence of a corresponding expense during the first quarter of 2000. Depreciation and amortization expenses were $415,352 for the three months ended March 31, 2000, compared to $295,717 for the three months ended March 31, 1999. Such increase resulted primarily from an increase in the depletion expenses associated with Big Horn's oil reserves.

                In addition, during the three months ended March 31, 2000, the Company incurred an interest expense of $2,782,871, compared to an interest expense of $123,264 during the three months ended
                March 31, 1999. The primary reason for such increase in interest expense was the beneficial conversion feature associated with the issuance of $3,000,000 in Convertible
                Debentures on January 12, 2000 at a conversion rate that was less than market value on the date of issuance. When issuing convertible debt, the Company must recognize an interest expense in an amount equal to the number of shares of Common Stock issuable upon conversion multipled by the difference between the conversion rate and market value of a share of Common Stock on the date of issuance.

                The Company also recognized a loss of $300,227 from a minority interest in a consolidated subsidiary during the three months ended March 31, 2000, compared to a loss of $92,711 during the three months ended March 31, 1999.
                The $1,783,805 oil and gas revenue figure and related expense items on the Company's Statement of Operations represents 100% of Big Horn's oil and gas revenues.
                The $300,227 minority interest loss is included to account and other related expense items for the interest of the minority shareholders in Big Horn, so that the net income figures set forth on the Statement of Operations reflect only EuroGas' approximately 51% interest in Big Horn.

                Income Taxes. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $73.3 million as of March 31, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

                Net Loss. The Company incurred net losses of $3,951,123 and $2,371,131 for the three months ended March 31, 2000 and 1999, respectively.
                These losses were due in large part to the absence of revenues, combined with continue administrative, production, depreciation and other recurring continuing expenses and a significant one-time expense associated with the beneficial conversion feature in the January 12, 2000 Convertible Debentures. The Company did generate a limited amount of revenue from one of its projects during the quarter ended March 31, 2000.

                Due to the fluctuating economies of the Eastern
                European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $47,046 and $65,628, in gains as a result of currency transactions in the three months ended March 31, 2000 and 1999, respectively.
                The Company had a cumulative foreign currency translation adjustment of $(2,998,796) at March 31, 2000. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

              Capital and Liquidity

              The Company had an accumulated deficit of $73,302,929 at March 31, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At March 31, 2000, the Company had total current assets of approximately $6.2 million and total current liabilities of approximately $18 million (which number includes a below-face-value estimate of the Company's obligation with respect to the default judgment entered against the Company on March 16, 2000) resulting in negative working capital of approximately $11.8 million. As of March 31, 2000, the Company's balance sheet reflected approximately
              $26.8 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

              Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.
              During the three months ended March 31, 2000, the Company received $1,591,336 in cash from the issuance of the January 12, 2000 Convertible Debentures but expended $825,852 of such cash in principal payments on outstanding notes. As a result, the Company's financing activities provided net cash of approximately
              $765,484 during the three month period ended March 31, 2000, compared to the net cash of $(1,082,004) expended for financing activities during the three month period ended March 31, 1999. The $765,484 in net cash received during the three month period ended March 31, 2000 was used primarily to fund operaitons.

              While the Company had cash of approximately $1.4 million at March 31, 2000, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest, potential litigation liabilities and its commitments to Teton Petroleum Company under the Teton Master Agreement. Excluding potential litigation costs and liabilities, the Company estimates its financial commitments for the remaining nine months of 2000 will be approximately $7 million. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements.
              The Company does not have sufficient cash to meet its short-term or long-term needs and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue experience further dilution of their percentage ownership of the Company.

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

              Factors That May Affect Future Results

              This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate,"
              "estimate," "project," "likely," "believe,"
              "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to consummate its proposed merger with Teton Petroleum Company, the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects, the Company's efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses, the negotiation of additional licenses and permits for the exploitation of any reserves located, the success of the Company's exploratory activities, the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts, the economic recoverability of in-place reservoirs of hydrocarbons, technical problems in completing wells and producing gas, the Company's marketing efforts, the ability of the Company to obtain the necessary financing to successfully pursue its business strategy, operating hazards and uninsured risks, the intense competition and price volatility associated with the oil and gas industry and international and domestic economic conditions.

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


                        PART II - OTHER INFORMATION


              Item 1.   LEGAL PROCEEDINGS.

              On December 30, 1999, Finance & Credit Development
              Corporation Ltd., an Ireland  corporation, commenced
              an action against EuroGas in a case styled Finance &
              Credit Development Corporation Ltd., an Ireland
              Corporation vs. EuroGas, Inc., a Utah corporation,
              Case No. 2:00VC-1024K.  The complaint in such action
              alleges that EuroGas breached its contractual
              obligation to file with the SEC a registration
              statement registering 5,533,333 shares of EuroGas
              Common Stock on or about September 15, 1997 and
              requests relief in the form of damages in an amount
              to be proven at trial (but believed to exceed $10
              million), costs and reasonable attorneys fees.
              EuroGas did not file an answer or other responsive
              motion to such complaint.   Accordingly, following
              the filing of a Motion for Default Judgment and
              supportive papers by the plaintiff, on March 16,
              2000, the federal district court issued a default
              judgment against EuroGas in the amount of
              $19,773,113.  Since this judgment was a "default
              judgment," it was entered without consideration of
              the merits based solely on the Company's failure to
              comply with procedural requirements and on
              affidavits from the plaintiff setting forth its view
              of the amount of its damages.  We have engaged
              counsel with respect to the matter and directed such
              counsel to vigorously pursue all available remedies,
               defenses and counterclaims.  We filed a motion to
              have the default judgment set aside on May 8, 2000,
              so that the case may be tried on its merits. No
              hearing has yet been scheduled on such motion.
              If the case is heard on the merits, we
              believe that we may have viable defenses and
              potential counterclaims.  Nonetheless, we can
              provide no assurance that a motion to have the
              judgment set aside will be granted or that, if such
              motion is granted and the case is tried on the
              merits, EuroGas will prevail.

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

              On or about November 1, 1999, a settlement was reached with Stephen Jeu and Susanna Calvo resolving their claims in a suit filed in the District Court, Harris County, Texas, 55th Judicial District.
              EuroGas has not fully performed the terms of the settlement agreement and is seeking to amend the settlement. If the amendment is not obtained, an Agreed Judgment for $550,000 may be presented by the plaintiffs for entry by the district court.

              For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas, a subsidiary of the Company, in the amount of approximately $911,000 even though it had significant operating losses.
              The amount fluctuates on the financial statements of the Company due to adjustments in exchange ratios.
              At March 31, 2000, the income tax liability recorded in the Company's financial statements was $653,385. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

              Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

              Recent Sales of Unregistered Securities

              On or about January 12, 2000, EuroGas issued four
              Convertible Debentures in the aggregate face amount
              of $1,591,336 in cash, conversion of $422,288 in
              outstanding EuroGas indebtedness and payments made by
              investors on behalf of EuroGas to creditors of EuroGas
              in the amount of $986,376.  The Convertible
              Debentures accrue interest at the rate of prime plus
              two percent (currently 10.2%)  per annum.  Payment
              of the principal amount of the Convertible
              Debentures is due on February 10, 2001, and accrued
              interest is payable annually beginning on January 8,
              2001.    Each Convertible Debenture is convertible
              into  (a) shares of Common Stock at the rate of one
              share per $0.35 indebtedness (for a total of
              2,857,143 shares per $1,000,000 of Convertible
              Debenture), and (b) warrants to purchase one share
              Common Stock at the rate of two warrants for each
              $0.35 in indebtedness (for a total of 5,714,286
              warrants per $1,000,000 of Convertible Debenture).
              Each such warrant entitles the holder to purchase
              one share of Common Stock for an exercise price of
              $0.35 at any time on or before March 31, 2000.

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

              As of March 31, 2000, the holders of all four
              Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock.
              Pursuant to the conversion of the debentures, the Company issued 8,571,428 shares of Common Stock and warrants to purchase 17,142,858 shares of Common
              Stock at an exercise price of $0.35 per share.

              During January 2000, all 1,800 outstanding shares of Series C Convertible Preferred Stock were converted into 5,329,713 shares of Common Stock. In connection with such conversion, 63,261 shares of Common Stock were issued for accrued dividends of $21,599.

              Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                     (a)     Exhibits - See Exhibit Index following
                             the signature page.

                     (b)     Reports on Form 8-K - none.


                            SIGNATURES

                Pursuant to the requirements of the Securities
                Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EUROGAS, INC.


        Dated: May 14, 2000              By   /s/  Karl Arleth
                                         --------------------------------
                                         (Karl Arleth, President and
                                         Temporary Principal Financial and
                                         Accounting Officer)





                            EXHIBIT INDEX

Exhibit Number     Title of Document                      Location

3.1           Articles of Incorporation               Registration Statement
                                                      on Form S-18, File
                                                      No. 33-1381-D*

3.2           Amended Bylaws                          Annual Report on
                                                      Form 10-K for the fiscal
                                                      year ended September 30,
                                                      1990*

3.3           Designation of Rights, Privileges,      Quarterly Report
              and Preferences of 1995 Series          on Form 10-QSB dated
              Preferred Stock                         March 31, 1995*

3.4           Designation of Rights, Privileges,      Report on Form 8-K
              and Preferences of 1996 Series          dated July 12, 1996*
              Preferred Stock

3.5           Designation of Rights, Privileges,      Report on Form 8-K
              and Preferences 1997 Series A           dated May 30, 1997*
              Convertible Preferred Stock

3.6           Designation of Rights, Privileges,      Registration Statement
              and Preferences of 1998 Series B        on Form S-1 dated
              Convertible Preferred Stock             July 23, 1998*

3.7           Articles of Share Exchange              Report on Form 8-K
                                                      dated August 3, 1994*

3.8           Designation of Rights, Privileges,      Registration Statement
              and Preferences of 1999 Series C        on Form S-1,
              6% Convertible Preferred Stock          File No. 333-92009, filed
                                                      on December 2, 1999*

4.1           Form of Convertible Debenture           Annual Report on Form
              issued on January 12, 2000.             10-K for the fiscal year
                                                      ended December 31, 1999.*

4.2           Form of Series 2000A Warrant            Filed herewith

27.1          Financial Data Schedule                 Filed herewith.


*Incorporated by reference



