Form 10-K/A
period 1999-12-31
EUROGAS INC
filed 2000-08-11
CIK 783209

________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
                        (Amendment No. 2)

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


    Utah                    33-1381-D                87-0427676
----------------          -------------            -------------
(State or other            (Commission             (IRS Employer
jurisdiction of              File No.)             Identification
incorporation)                                          No.)

                  942 East 7145 South, Suite 101A
                        Midvale, Utah 84047
       ------------------------------------------------------------
      (Address  of principal executive offices, including zip code)

   Registrant's telephone number, including area code:  (801) 255-0862

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value                      None
-------------------------------        ---------------------------------
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

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant on July 31, 2000, based upon the closing bid price for the Common Stock of $.6875 per share on July 31, 2000, was approximately $65,378,191. Common Stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant have been excluded. As of July 31, 2000, the Registrant had 104,786,979 shares of Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

     EuroGas, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on April 14, 2000, as previously amended by Amendment No. 1 of Form 10-K/A filed on May 1, 2000 (the "Form 10-K") for the purpose of amending and updating the information required in the following Form 10-K Items:

     . Item 1 "Business" to indicate more clearly the status and stage of development of each of the Company's major projects,

     . Item 8 "Financial Statements and Supplementary Data" in order to make an adjustment to the current liabilities of the Company and make related revisions to the financial statements, and

     . Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" to reflect the revisions made to Item 8.

     In addition, this Amendment restates the remaining sections of the Form 10-K in order to avoid any confusion caused by multiple documents and in order to correct certain non-material typographical errors. All subsequent references to "Form 10-K" shall refer to the Form 10-K, as amended by and restated in this Amendment.

                       INDEX TO FORM 10-K

ITEMS 1 & 2.   BUSINESS AND PROPERTIES                         5
 GENERAL                                                       5
 SUMMARY DESCRIPTION OF CURRENT ACTIVITIES                     5
 ACTIVITIES IN CANADA                                          6
   BIG HORN RESOURCES LIMITED                                  6
   BEAVER RIVER NATURAL GAS FIELD                              7
 ACTIVITIES IN POLAND                                          7
   ENERGETYKA LUBUSKA POWER PLANTS                             7
   POLISH METHANE GAS CONCESSIONS                              7
   CARPATHIAN FLYSCH AND TECTONIC FOREDEEP OIL & GAS FIELDS    8
   CARPATHIAN NEW CONCESSION                                   8
 ACTIVITIES IN UKRAINE                                         8
 ACTIVITIES IN SLOVAKIA                                        9
   GEMERSKA TALC DEPOSIT                                       9
   SLOVAKIAN OIL & GAS JOINT VENTURE                          10
   MASEVA NATURAL GAS RESERVOIR                               11
   ENVIGEO-CARPATHIAN FLYSCH CONCESSION                       11
 ACTIVITIES IN THE SAKHA REPUBLIC                             11
   TAKT EXPLORATION BLOCKS NEAR LENSK                         11
 ACTIVITIES IN SLOVENIA                                       12
 DISCLOSURE OF OIL AND GAS OPERATIONS                         12
 COMPETITION                                                  14
 EMPLOYEES AND CONSULTANTS                                    15
 OPERATIONAL HAZARDS AND INSURANCE                            15
 OFFICE FACILITIES                                            15
 HISTORY                                                      16
   PURCHASE, LOAN AND MERGER TRANSACTIONS WITH TETON
    PETROLEUM COMPANY                                         17
   ISSUANCE OF CONVERTIBLE DEBENTURES                         18
   RESIGNATION OF CHIEF FINANCIAL OFFICER                     18
   DEFAULT JUDGMENT AND SUBSEQUENT SETTLEMENT AGREEMENT.      18
   ACTIVITIES IN THE UNITED KINGDOM                           19
 WHERE YOU CAN FIND MORE INFORMATION                          20
 FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS  20
 FACTORS THAT MAY AFFECT FUTURE RESULTS                       20
 RISKS RELATED TO GENERAL ACTIVITIES                          20
   WE HAVE A WORKING CAPITAL DEFICIT AND WILL CONTINUE
    TO NEED SIGNIFICANT FUNDS                                 20
   WE ARE DEPENDENT UPON FINANCING ACTIVITIES TO FUND OUR
    OPERATIONS                                                20
   WE HAVE SIGNIFICANT FUTURE OBLIGATIONS UNDER A
    SETTLEMENT AGREEMENT                                      21
   OUR PROJECTS ARE HIGHLY SPECULATIVE AND GENERALLY ONLY
    AT THE EXPLORATION STAGE                                  21
   MANY OF OUR PROJECTS ARE IN LOCATIONS WHERE THE
   INFRASTRUCTURE IS INADEQUATE TO SUPPORT OUR NEEDS          21
   MANY OF OUR PROJECTS ARE IN COUNTRIES THAT HAVE FRAGILE
    AND UNPREDICTABLE POLITICAL AND SOCIO-ECONOMIC SYSTEMS 21 THE CONTINUANCE, COMPLETION OR RENEWAL OF MANY OF OUR LICENSES ARE SUBJECT TO THE DISCRETION OF GOVERNMENT
    AUTHORITIES                                               22
   WE ARE THE SUBJECT OF AN INACTIVE SEC INVESTIGATION AND
    A DEFENDANT IN VARIOUS OTHER LAWSUITS                     22
   OUR PROJECTS MAY NEVER BEGIN PRODUCING VALUABLE
    HYDROCARBONS                                              22
   WE ARE DEPENDENT UPON CERTAIN OFFICERS, KEY EMPLOYEES,
    AND CONSULTANTS                                           22

   WE ARE THINLY STAFFED                                      23
   SUBSEQUENT EVALUATION MAY REVEAL THAT OUR UNPROVED
    PROPERTIES ARE NOT VALUABLE, AND WE MAY NEED TO RECORD
    AN IMPAIRMENT OF THE VALUE OF SUCH PROPERTIES             23
   SEVERE WEATHER WILL INTERRUPT, AND MAY ADVERSELY
    AFFECT, OUR ACTIVITIES IN VARIOUS PARTS OF THE WORLD      23
 RISK FACTORS RELATED TO THE OIL AND GAS INDUSTRY             23
   THE PRICE OF THE VARIOUS HYDROCARBONS WE PRODUCE OR MAY
   PRODUCE ARE VOLATILE AND UNSTABLE                          23
   OUR OPERATIONS INVOLVE NUMEROUS HAZARDS, AND WE
    MAINTAIN NO INSURANCE AGAINST SUCH RISKS                  24
   THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE, AND
    WE ARE AT A COMPETITIVE DISADVANTAGE                      24
   OUR OPERATIONS ARE SUBJECT TO NUMEROUS ENVIRONMENTAL
    LAWS, COMPLIANCE WITH WHICH MAY BE EXTREMELY COSTLY       24
 OTHER RISKS RELATING TO THE COMMON STOCK                     25
   MOST OF OUR OUTSTANDING SHARES ARE FREE TRADING AND,
    IF SOLD IN LARGE QUANTITIES, MAY ADVERSELY AFFECT
    THE MARKET PRICE FOR OUR COMMON STOCK                     25
   WE HAVE A SUBSTANTIAL NUMBER OF WARRANTS, OPTIONS AND
   DEBENTURES OUTSTANDING                                     25
   WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL
    SHARES OF COMMON STOCK WITHOUT SHAREHOLDER APPROVAL       25
   WE HAVE NOT PAID ANY DIVIDENDS AND DO NOT EXPECT TO PAY
   DIVIDENDS IN THE NEAR FUTURE                               25
 RISKS RELATED TO PROPOSED TETON TRANSACTIONS                 25
   THE PROPOSED MERGER WITH TETON MAY NOT BE CONSUMMATED 25 ISSUANCE OF SHARES IN THE MERGER WILL CREATE SUBSTANTIAL
   DILUTION                                                   26
   PROPERTIES OBTAINED AS A RESULT OF THE MERGER MAY PROVE
    TO HAVE NO VALUE                                          26
ITEM 3.  LEGAL PROCEEDINGS                                    26
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  28
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS                                          29
 MARKET FOR COMMON STOCK                                      29
 DIVIDENDS                                                    29
 RECENT SALES OF UNREGISTERED SECURITIES                      30
ITEM 6.  SELECTED FINANCIAL DATA                              30
 CERTAIN FINANCIAL DATA                                       30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.                          31
 GENERAL                                                      31
 RECENT DEVELOPMENTS                                          32
 OUTLOOK                                                      32
 RESULTS OF OPERATIONS-1999, 1998, AND 1997 FISCAL YEARS      33
 CAPITAL AND LIQUIDITY                                        34
 INFLATION                                                    35
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
 MARKET RISK                                                  35
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          35
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                          36
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  37

 CERTAIN INFORMATION REGARDING EXECUTIVE OFFICERS, DIRECTORS
  AND CONTROL PERSONS                                         37
 BIOGRAPHICAL INFORMATION                                     37
 FAMILY RELATIONSHIPS                                         39
 COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE
  ACT OF 1934                                                 39
ITEM 11.  EXECUTIVE COMPENSATION                              39
 SUMMARY COMPENSATION TABLE                                   39
 OPTION GRANTS IN LAST FISCAL YEAR                            40
 AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
  YEAR END OPTION VALUES                                      41
 EXECUTIVE EMPLOYMENT AND CONSULTING ARRANGEMENTS             41
 COMPENSATION OF DIRECTORS                                    41
 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
  IN COMPENSATION DECISIONS                                   42
 COMPENSATION COMMITTEE REPORT                                42
 PERFORMANCE GRAPH                                            44
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
 AND MANAGEMENT                                               45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      47
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
 REPORTS ON FORM 8-K                                          47

                             PART I

This Annual Report on Form 10-K for the year ended December 31, 1999 contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries (collectively, "we," "EuroGas" or the "Company") will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "SEC") describing other factors that may affect future results of the Company.

           Items 1 & 2.        Business and Properties

                             General

     We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil and other hydrocarbons. We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We are also involved in several planning-stage, co-generation and mineral reclamation projects. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

     When used herein, "we", the "Company" and "EuroGas" includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas (UK)
Limited, Danube International Petroleum Company, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas B.V., Pol-Tex Methane, Sp zo.o., McKenzie Methane Jastrzebie SP. zo.o., Energetyka Lubuska, Danube International Petroleum Holding B.V., and the NAFTA Danube Association.

            Summary Description of Current Activities

     Activities in Canada. We hold an equity interest of slightly more than 50% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer ("Big Horn"). Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although we currently hold one seat on Big Horn's board of directors, we are not involved in the day-to-day management or operations of Big Horn.

     Activities in Poland. EuroGas Polska, our wholly-owned subsidiary, has created a consortium with two European utility companies to develop a power project in Zielona Gora (Western Poland). As an initial step, we created and registered "Energetyka Lubuska" ("Energetyka"). Energetyka intends to submit a proposal to the Ministry of Treasury of Poland to acquire the existing EC Zielona Gora power plant through privatization. We expect the Ministry of Treasury to make a final decision on this matter sometime during 2000. If privatization is approved, we intend to commence the multi-year process of obtaining financing for and updating the proposed power plant. If acquired, the power plant is expected to deliver 180 megawatts of electricity and 180 megawatt Thermal generated heat to be used for a district heating system.

     Separately, Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a 5 megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with the Polish Oil, complete design of the plant and obtain financing before the several years' long construction process can commence. We expect to enter into a final agreement by the end of 2000.

     Activities in Ukraine. Our activities in the Ukraine involve ZahidUkrGeologyia, a state-owned company. We have entered into a nonbonding letter of intent with ZahidUkrGeologyia to acquire two oil and gas concessions totaling approximately 150 sq. kilometers (60 square miles). We also have signed a joint operation agreement with ZahidUkrGeologyia that details plans to explore a natural gas reservoir in Western Ukraine. Under both the letter of intent and the joint operating agreement, we are required to fund the exploration operations and provide 30% of any revenues to ZahidUkrGeologyia.

     Activities in Slovakia. We are pursuing four projects in Slovakia, including the development of the Gemerska-Poloma talc deposit located near Roznava. We own a 24.5% indirect interest in this talc deposit, operated by Rozmin s.r.o., with the remaining interest being held by Belmont Resources, Ltd, a
Vancouver British Columbia entity and an affiliate of a significant shareholder of EuroGas. Our work schedule for the talc mine calls for an accelerated drive to commercial production in 2001, subject to our being able to obtain financing for the development of the deposit.

     Our remaining three Slovakian projects involve the exploration for oil or natural gas in the Trebisov gas field in eastern Slovakia, the Maseva concession in eastern Slovakia and the Evigeo concession in the northeastern corner of Slovakia.
Each of the projects is at an early exploratory or appraisal stage.

     Activities in Sakha Republic. In 1997, we acquired OMV (Jakutien) GmbH, which holds a 50% interest in the TAKT Joint Venture, an entity based in Yakutsk, Sakha Republic, Russia. The TAKT Joint Venture held two oil and gas exploration licenses in Yakutsk. We participated in a work program of seismic reprocessing of over 1,700km of data and its interpretation prior to the expiration of the licenses in October 1998. Recently, we have been negotiating to have the licenses renewed to allow us to move forward towards choosing a drilling location for a future test well.

                      Activities in Canada

     Big Horn Resources Limited

     On March 31, 1999, we completed the acquisition of 5,600,000 shares of Big Horn common stock, representing slightly more than a 50% interest in Big Horn. Big Horn currently produces approximately  1,000  barrels  of  oil  equivalent  per  day.  At
December 31, 1999, Big Horn had estimated proven reserves of approximately 806,400 barrels of oil and 7,772,800 mcf of natural gas. The estimated net future discounted cash flows of Big Horn as of December 31, 1999 were approximately $12.4 million.

     During  1999,  Big  Horn acquired the  assets  of  Edinburgh
Resources, Ltd. for approximately $1,700,000 ($2,480,000 Canadian). Edinburgh's assets include various working interests in producing natural gas properties located north of Calgary, Alberta, Canada, and a gas processing facility.

     We are not engaged in the day-to-day management of Big Horn and its operations. We do, however, have one seat on Big Horn's board of directors, which is presently occupied by Karl Arleth, our President, Chief Executive Officer and a member of our board of directors. Big Horn earned net income of $ 757,781 during the year ended December 31, 1999 when measured according to United States generally accepted accounting principles and calculating this figure based on Eurogas' investment in Big Horn; nonetheless, Big Horn has not distributed any dividends to shareholders and indicates that it does not intend to distribute any dividends to shareholders in the near future.

     Beaver River Natural Gas Field

     We hold a 15% interest in the "Beaver River" natural gas project, which is an attempt to reestablish commercial production in an old Amoco field; however, we are presently negotiating an agreement pursuant to which we expect to return our 15% interest to the former owners in exchange for the return of the shares of our Common Stock issued in acquiring the interest.

                      Activities in Poland

     Energetyka Lubuska Power Plants

     In February of 1999, we formed a consortium with large United Kingdom and German utility companies to develop a power generation project in Zielona Gora, Western Poland. Pursuant to the agreement, we created a joint venture company "Energetyka Lubuska," which intends to submit a proposal to the Ministry of Treasury of Poland to acquire the existing EC Zielona Gora power plant through privatization. We expect to submit such proposal in the third quarter of 2000 and expect that the Ministry of Treasury will take between two to three months to evaluate and approve the project. If privatization is approved, the process of obtaining financing for and updating the proposed power plant can commence. It is expected that the follow-up development will take two to three years. If developed, the power plant is expected to deliver up to 180 megawatts of electricity and 180 megawatt thermal (generated heat to be used for district heating system).

     We currently anticipate that the total investment required to develop the project will be approximately $150 million. Of that amount, it is proposed that our United Kingdom and German partners pay approximately 92.5% of the total project costs in exchange for an 87.5% interest in distributions and that we pay 7.5% of the cost in exchange for a 12.5% interest in distributions. We do not currently have the funds necessary to fund our anticipated $11.25 million contribution and will need to raise additional capital before such process can commence.

     Separately, Energetyka executed a letter of intent with Polish Oil to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a 5 Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with the Polish Oil, complete design of the plant and obtain financing before the several years' long construction process can commence. We expect to enter into a final agreement by the end of 2000.

     Polish Methane Gas Concessions

     Coal bed methane gas production has been occurring for some time in the United States and has drawn attention in Poland due in part to a related study funded by the United States Government. Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The "heavy hydrocarbons" are typically sold separately. The remaining gas constitutes "dry gas" composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     On October 13, 1997, we received a concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 112 square kilometer coal bed methane concession located in Upper Silesian Coal Basin. We conducted a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The results of the study suggest that the volume of the gas in place could exceed 30 billion cubic meters, although no assurance can be given that marketable methane gas will be found. Additional works connected with evaluation of the productivity of the concession are under way.

     Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields

     On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities with respect to a large area located in the Carpathian Flysch and tectonic Foredeep areas of Poland. The agreement contemplates total expenditures of $15 million. To date, we and Polish Oil have conducted and interpreted a $1.5 million wide-line seismic work and geological exploration program in the Rymanow-Lesko area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on the program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Leske area. If subsequent feasibility studies indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, seeking regulatory approvals and construction will be required before commercial production can commence, at an estimated minimum cost of $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

     Carpathian New Concession

     On December 20, 1999, we executed a usufruct agreement with the Poland Ministry of Environmental Protection, Natural Resources and Forestry. This agreement tentatively secures for us the exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland. We expect that the final concession will be granted before the end of the third quarter of the year 2000. We currently expect to conduct additional seismic work and drill the first well in the spring of 2002 at the site we select based on our interpretation of existing data.

     Our work on this concession is at an early exploratory stage. If subsequent exploration and testing indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, seeking regulatory approvals and construction will be required before commercial production could commence, at an estimated minimum cost of $3,000,000. We do not currently have the funds necessary to complete the exploration, testing or development of this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.


                      Activities in Ukraine

     We are involved in numerous projects in the Ukraine, each of which is at an early exploratory stage. These projects include the following:

     . We have entered into a non-binding letter of intent with a Ukrainian state-owned company, ZahidUkrGeologyia, to acquire two Ukrainian oil and gas concessions totaling approximately 150 sq. kilometers (60 sq. miles). The agreement calls for EuroGas to fund the project with future revenue divided in the following proportions: EuroGas 70% and ZahidUkrGeologyia 30%. We have no definitive plans with respect to consummation of such acquisition or exploration of such properties.

     . We also have signed a joint operation agreement with a ZahidUkrGeologyia calling for study and development of the Kamienska natural gas reservoir in Western Ukraine. The agreement calls for EuroGas to fund the project with future revenue divided in the following proportions: EuroGas 70% and ZahidUkrGeologyia 30%. We have no definitive plans with respect to exploration of such properties

     With respect of each to these projects, our joint venture partners or other sources have indicated that the respective concession contains substantial potential reserves of recoverable hydrocarbons. Neither we, nor any independent engineering firm, has confirmed any such estimates or performed studies to evaluate whether such hydrocarbons can be economically recovered. Our exploratory work on each such concession is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered, of which there is no assurance, an extensive period of additional testing, seeking regulatory approvals, and construction will be required before commercial production could commence. We do not currently have the funds necessary to complete the exploration or development of such concessions and will need to bring in a joint venture partner or raise additional capital before such process can commence.

                     Activities in Slovakia

     On January 1, 1993, the Czech Republic and Slovakia emerged as separate independent nations. Slovakia is bounded on the north by Poland, on the east by the Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately 5.5 million people. Slovakia has not been as quick to adopt free market reforms as Poland and the Czech Republic, and the former communist party remains a major political force. Slovakia is a member of the International Monetary Fund and the European Bank for reconstruction and development and an associate member of the European Union.

     Gemerska Talc Deposit

     In March 1998, we acquired a 55% interest in RimaMuran s.r.o., a closely-held entity whose principal asset is a 43% interest in Rozmin s.r.o., which has the right to develop the Gemerska Talc Deposit located in Roznava, in eastern Slovakia. Belmont Resources, Ltd, a Canadian entity which is affiliated with a significant shareholder of EuroGas, holds the remaining ownership interest in Rozmin. Exploratory holes drilled between 1987 and 1994 confirmed the existence of a large talc deposit located approximately 350 meters below the surface. The feasibility study demonstrated the potential of approximately 30 million tons of recoverable talc, of which the highest grade ore is developed in the western part of the deposit. This western part, containing an estimated 5.9 million tons of ore rock yielding 26% talc mineral, would be the focus of our initial extraction efforts. The feasibility study was prepared by a leading German engineering group, Hansa GeoMin Consult, for a wholly-owned financing subsidiary of the German government.

     RimaMuran has the obligation to fund 43% of the projected $12 million of capital costs over the next two and one-half years. RimaMuran does not have the assets necessary to meet this obligation. To date, we have advanced a total of $1,433,651, in the form of shareholder loans and other forms of investment, to RimaMuran to fund our participation in the project. We expect, subject to our ability to obtain sufficient capital, to provide $1,000,000 in funding over the next 2 years for these development costs.

     We believe the exploitation of the talc deposit may be favorable due to a strong feasibility study and, the willingness of the German financing subsidiary to participate. The joint venture has negotiated a non-recourse financing package which would give the German financing subsidiary a 10% equity participation in the project in exchange for financing, of which 9% would be contributed by RimaMuran and 1% by Belmont. The completion of the loan package is subject to the receipt by the German financing subsidiary of a guaranty from certain entities to purchase a portion of the mined talc.

     Slovakian Oil & Gas Joint Venture

     In July 1996, as part of our effort to diversify and expand our interests in Europe, we acquired Danube International Petroleum Company ("Danube"), which held participation rights for natural gas exploration in Slovakia and the Czech Republic.
Since the acquisition, we have focused our efforts on the development of the Slovakian project and abandoned our interest in the Czech Republic. Danube is a partner in a joint venture agreement (the "Slovakian Oil & Gas Joint Venture") with NAFTA Gbely A.S. ("NAFTA"). The principal focus of the Slovakian Oil & Gas Joint Venture is natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin that covers large parts of Hungary and the southeastern part of Slovakia.

     The activities of the Slovakian Oil & Gas Joint Venture are conducted pursuant to a four-year exploration license that was granted on April 24, 1995 and expired in April 1999. We are presently in discussions with officials of NAFTA and Slovakian Governmental officials regarding an extension or re-issue of the present license. Although we can provide no assurance that the license will be re-issued, early negotiations indicate that there is a reasonable likelihood that the license will not be extended or re-issued.

     Prior to obtaining our interest in the Slovakian Oil & Gas Joint Venture, Nafta Gbely, Slovakian National Oil Company drilled eleven wells in the area covered by the license. All of these wells had gas shows, although none were completed for commercial production. We believe that new wells can be drilled offsetting the old wells and that, if the new wells have similar gas shows, they can be completed with routine techniques that now exist for the recovery of gas from these types of formations.

     In 1998, we drilled an initial well in the "South Cluster" area of the Slovakian property. Based upon the promising results of such initial testing, we engaged Ryder Scott, a petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The joint venture also completed a 148 sq. km. three-dimensional seismic survey covering the South Cluster and a prospective area to the north. In 1998, the Slovakian Oil & Gas Joint Venture completed the remaining three wells of the six wells planned for initial drilling. No drilling is planned in the licensed area during 2000.

     Under the terms of the joint venture agreement, we were obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase have been expended and expenses associated with drilling are being paid 60% by us and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, we will be required to pay 50% of additional funds and NAFTA will be required to pay the remaining 50%. The current projections indicate that this limit will be exceeded during 2000.

     During March 1998, NAFTA informed us that there may be certain title problems related to areas of mutual interest proposed to be explored and developed by the Slovakian Oil & Gas Joint Venture outside of the Trebisov area. All of the wells we have drilled to date are located in the Trebisov area, where we are not aware of any title problems. The disputed title area is located in the southern portion of the property covered by the designations contained in the joint venture agreement and was subject to a competing claim of ownership by a private Slovakian company. To the extent that the Slovakian Oil & Gas Joint
Venture does not have the right to explore certain areas as previously contemplated, our expansion beyond the Trebisov area may be limited. We have notified the former shareholders of Danube of a claim against them by reason of this recent problem.

     The work of the Slovakian Oil & Gas Joint Venture is at an early exploratory stage. If subsequent tests indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, seeking regulatory approvals and construction will be required before commercial production can commence, at an estimated minimum cost of $4,000,000. We do not currently have the funds necessary to place the test wells into production or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

     Maseva Natural Gas Reservoir

     In 1998, we completed an agreement with NAFTA to acquire a majority interest in an oil and gas concession adjacent to the
Trebisov concession. The new concession, known as Maseva, has overlapping claims with our other concessions. We completed exploration work consisting of a survey to map anomalous concentrations of gas in surface soil samples to define areas for new seismic surveys during 1998 and 1999. We plan to conduct a three-dimensional seismic survey during 2001 at an approximate cost of $1.5 to $2.5 million. Based upon the survey results, we intend to draft a comprehensive development plan. No drilling is planned in the licensed area during 2000.

     The Maseva agreement provides for our acquisition of the Maseva interest in exchange for the issuance of 2,500,000 shares of our common stock and the grant of two-year warrants enabling the holder to purchase up to 2,500,000 shares of our common stock for $2.50 per share (adjusted from an original $5.00 per share warrant price because of the decline of our stock price). The division of the working interest for this territory will be 67.5% EuroGas and 22.5% NAFTA, provided that we carry the cost of drilling the first two wells in the previously disputed area.

     We believe that purchasing the Maseva concession will solve any title problems with the original venture and acquire additional property. We have notified the former shareholders of Danube of a claim against them by reason of the requirement to pay additional consideration for concession interests originally represented as owned by Danube.

     Envigeo-Carpathian Flysch Concession

     In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company which owns a 2,300 square kilometer appraisal and survey concession in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. We have not yet commenced exploration on this concession and have no plans to conduct any exploration or drilling activities on the concession during 2000.

                Activities in the Sakha Republic

     The Republic of Sakha (often referred to as "Yakutia" in English) has the largest land area of the members of the Russian Federation and is located in the far eastern portion of the former Soviet Union. Yakutia is thinly populated (just over 1,000,000 people) and covers approximately 3,100,000 square kilometers. There has been limited commercial exploitation of hydrocarbons in Yakutia, and current production is generally limited to providing fuel for heat and energy to local urban and industrial complexes, partly because of the general remoteness of the area and the poor transportation network currently in existence. Since 1991, the Yakutian government has put in place an economic and legal system that is designed to encourage foreign investment and the export of hydrocarbons. Our interest in acquiring EG (explained below) was based in large part on our belief that EG's joint venture operations are well-positioned to participate in the potential international gas export project which has been envisioned pursuant to feasibility studies conducted by Korean, Chinese and Japanese consortiums.

     TAKT Exploration Blocks Near Lensk

     On June 11, 1997, we acquired all of the issued and outstanding stock of EuroGas Austria GmbH ("EG") (formerly known as OMV (Jakutien) Exploration GmbH). EG's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of Yakutia. The conversion of TAKT to a privately owned joint stock company with limited liability was approved by EuroGas and Sakhaneftegas on December 1, 1997 and is expected to be finalized in the first half of 2000. TAKT was formed to appraise, explore, develop, and export oil and gas reserves in two large areas in Yakutia.

     TAKT currently holds two exploration concessions located near the city of Lensk, which cover approximately 21,300 square kilometers (approximately 8,225 square miles) located in the southeast section of the East Siberian platform or East Siberian Basin. Our exploration licenses expired with respect to these sections. An application to extend the two exploration licenses for an additional 20 years was submitted to the Sakha Ministry of Justice in January 1998. Some of our Russian affiliates are negotiating to have the licenses renewed. We cannot predict when a decision will be made on extending our exploration licenses. TAKT also holds rights of first refusal on Sakha oil and gas projects offered by Sakhaneftegas to third parties. TAKT has been conducting activities within the two concessions for the past six years, employing modern seismic and exploration techniques.

     During 1999, TAKT completed the reprocessing of 1,700 kilometers of seismic lines. TAKT has completed a preliminary interpretation of the reprocessed data related to the area surrounding a well that successfully tested for gas in 1992. We presently anticipate that during 2000 TAKT will complete the interpretation and mapping of the reprocessed seismic lines and will select a location for drilling a test well. The date for commencement of this well will depend on technical discussions with local drilling contractors and the ability of each of EuroGas and Sakhaneftegas to provide its 50% contribution to the estimated $5,000,000 cost of drilling a test well.

     Our exploratory work in Yakutia is at an early exploratory stage. If subsequent testing and drilling indicates that oil or gas can economically be recovered, of which there is no assurance, an extensive period of additional testing, seeking regulatory approvals and construction will be required before commercial production could commence. In addition, we cannot commence commercial production in Yakutia until a commercial pipeline is constructed by independent entities. We do not expect any such pipeline to be completed until 2007, if at all. Moreover, exploration for and any production of hydrocarbons in Yakutia is made particularly difficult by the climatic conditions, the general remoteness of the area, and the lack of infrastructure. The area is subject to extreme arctic conditions and does not have any facilities for transporting hydrocarbons to existing markets. Our ability to exploit any potential benefit from this project will rely in part on the activities of other independent entities in constructing the necessary infrastructure and establishing markets for hydrocarbons. We are considering the prospect of selling our interest in TAKT.

                     Activities in Slovenia

     During 1999, we entered into an arrangement to purchase an interest in an operating lubricant refinery facility in Slovenia that is owned by the Slovenian government. In order to participate, we were required to fund a letter of credit in the amount of $359,760 in the form of a cash bond that is refundable if the transaction is not completed. The entire refinery project is being reconsidered with the intent of focusing our limited financial resources on other projects.

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


                                               For the year    For the year
                                                  ended          ended
                                               December 31,    December 31,
                                                   1999            1998
                                               ------------   -------------
  Average sales prices liquids per barrel         $13.56         $ 9.02
  Natural Gas per thousand cubic feet (Mcf)        $1.55         $ 1.51
  Average  production cost, per barrel of          $3.90         $ 3.13
   equivalent oil(1)

(1) Natural gas converted to barrels of equivalent oil at a rate of 10 mcf = 1 barrel of equivalent oil.


     Except for the oil and gas produced by Big Horn Resources, Ltd. in Canada and described above, we have not produced any gas or oil in any geographic area during our history.

     Productive Wells. The following table sets forth the number of gross productive wells and net productive wells in which we have a working interest.

Productive Oil and Gas Wells at December 31,
                    1999

                    Productive Oil Wells (1)     Productive Gas Wells (1)
                    ------------------------     ------------------------
                      Gross(2)      Net(2)         Gross(2)     Net(2)
                    -----------  -----------     -----------  -----------
         Canada          57          15.8             43          10.0
 Eastern Europe
     and Russia          --            --             --            --
                    -----------  -----------     -----------  -----------
          Total          57          15.8             43          10.0
                    ===========  ===========     ===========  ===========

     (1)  Includes  wells producing or capable of  producing  and injection  wells temporarily functioning  as  producing
          wells.   Wells  that  produce  both  oil  and  gas  are
          classified as oil wells.

     (2) Gross wells include the total number of wells in which we have an interest. Net wells are the sum of our fractional interest in gross wells.

     Developed and Undeveloped Acres. An acre is deemed to be developed if wells have been drilled on such acre to a point that would permit the production of commercial quantities of oil. The following table sets forth the number of gross and net developed and undeveloped acres in which we have a working interest.

                                              Acreage (*) At December 31, 1999

                                   Undeveloped             Developed                  Total
                             ----------------------  ----------------------  ----------------------
                                Gross       Net        Gross        Net        Gross        Net
                             ----------  ----------  ----------  ----------  ----------  ----------
                    Canada       18,244       6,719      22,500       8,000      40,744      14,719
 Eastern Europe and Russia    6,444,506   3,586,671          --          --   6,444,506   3,586,671
                             ----------  ----------  ----------  ----------  ----------  ----------
                     Total    6,462,750   3,593,390      22,500       8,000   6,485,250   3,601,390
                             ==========  ==========  ==========  ==========  ==========  ==========

     (*) Gross acreage includes the total number of acres in all tracts in which we have an interest. Net acreage is the sum of our fractional interests in gross acreage.

           Drilling Activities. The following table sets forth the number of development wells (productive and dry) and exploratory wells (productive and dry) for which drilling was completed during each of the four years ended December 31, 1999, 1998, 1997 and 1996.


                                             Drilling Activities

                             Development Wells Drilled    Exploratory Wells Drilled
                             -------------------------    -------------------------
                             Productive       Dry           Productive      Dry
                              Wells(2)      Wells(1)         Wells(2)    Wells(1)
                             -----------   -----------    -----------   -----------
For the year ended
December 31, 1999:
  Canada                         1.2           0.1             3.6           0.5
  Eastern Europe and Russia        -             -               -             -
                             ----------    ----------     -----------   -----------
Total                            1.2           0.1             3.6           0.5
                             ==========    ==========     ===========   ===========
For the year ended
December 31, 1998:
  Canada                         0.4             -             0.9             -
  Eastern Europe and Russia        -             -               -             -
                             ----------    ----------     -----------   -----------
  Total                          0.4             -             0.9             -
                             ==========    ==========     ===========   ===========
For the year ended
December 31, 1997:
  Canada                           -             -               -             -
  Eastern Europe and Russia        -             -               -          12.0
                             ----------    ----------     -----------   -----------
  Total                            -             -               -          12.0
                             ==========    ==========     ===========   ===========
For the year ended
December 31, 1996:
  Canada                           -             -               -             -
  Eastern Europe and Russia        -             -               -             -
                             ----------    ----------     -----------   -----------
  Total                            -             -               -             -
                             ==========    ==========     ===========   ===========

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

                               Development Wells    Exploratory Wells
                                    Drilling            Drilling
                               ------------------   ------------------
                                 Gross      Net      Gross      Net
                               --------  --------   --------  --------
 As of December 31, 1999
     Canada                       1.0       0.5       2.0       1.1
     Eastern Europe and Russia    6.0       3.0       1.0       0.5
                               --------  --------   --------  --------
     Total                        7.0       3.5       3.0       1.6
                               ========  ========   ========  ========

                           Competition

     In seeking to explore for, develop, and produce oil and gas resources, we compete with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Many of the entities that we compete with have access to far greater financial and managerial resources than we do. As a result of the exclusive nature of the concessions we hold, to the extent that we are able to successfully explore for, develop, and produce hydrocarbon resources, we will be able to exclude any competitor from production of the resources located on the concessions, but we cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

                    Employees and Consultants

     As of December 31, 1999, we had two administrative employees located in Salt Lake City, Utah; three administrative employees located in London; and six technical and field workers in Poland. Our four principal consultants are located in Europe. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services.

                Operational Hazards and Insurance

     We are engaged in the exploration for methane and natural gas and the drilling of wells and, as such, our operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of activities. We have not obtained any hazard insurance. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on EuroGas.

                        Office Facilities

     We lease the 35th floor and penthouse of the building located at 80 Broad Street, New York, New York, consisting of approximately 8,800 square feet, under the terms of a sublease ending on August 31, 2000. The rent under this lease is $11,025 per month and required an initial prepaid rent of $481,100 on execution. The Company received a rent allowance equal to the first four months of the lease term commencing on September 1, 1996. The monthly lease payments are subject to annual escalation, based on the operating expenses of the building. The offices are also currently occupied by a public and shareholder relations firm that currently provides services to us in lieu of rent. The offices serve as our representative location in the financial district of New York City. We are using the New York offices periodically for board meetings as well as other meetings with members of the investment community, such as investment firms and banks. The New York office maintains our Website at http://www.eugs.com and also has available, for interested shareholders, maps and other materials concerning our activities. We do not intend to renew this lease once it expires.

     On October 1, 1999, we extended until September 30, 2002 our lease for property located at 942 East 7145 South, #101A, Midvale, Utah. Rent for such lease is currently $1,836 per month. The lease provides for annual increases in the lease payment in an amount equal to the increase in Consumer Price Index, provided that such annual increase shall be not less than 6% or greater than 10%.

     We  have  an  oral month-to-month lease on  an  office  with
approximately 2,230 square feet in Warsaw, Poland.    The  rental
amount on such lease is included in the compensation of one of our Poland-based technical employees.

     We maintain an office (approximately 2,500 square feet) at 22 Upper Brook Street, Mayfair, London, UK. We have subleased the remaining space to two other companies. In November 1998, we entered into a ten-year lease that provides for a deposit of approximately $500,000 and an annual payment of $1,740,000, of which our portion is approximately $580,000 per year.

     Our subsidiary GlobeGas maintains office space under an agreement with First Alliance Trust, at Herengracht 466, Amsterdam, The Netherlands. Under this agreement First Alliance provides office space, accounting and legal functions for GlobeGas. The agreement calls for payment for these services on an as needed basis.

                             History

     EuroGas, Inc., was incorporated in the State of Utah under the name Northampton, Inc. on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with EnergyGlobal, pursuant to which the former owners of EnergyGlobal obtained voting control of Northhampton, and EnergyGlobal became a wholly-owned subsidiary of Northhampton. Energy Global had been formed as a holding company for a 16% interest in GlobeGas, a Netherlands corporation that held, through Pol-Tex, a concession in Poland. (GlobeGas was an 85% partner with a formerly state-owned Polish coal company in Pol-Tex and held additional interests in two other concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland.) In May 1995, we acquired the remaining 80.87% interest in GlobeGas. In 1996, we acquired the remaining 15% Pol-Tex interest held by the Polish state coal company. Pol-Tex has acquired exploration or development rights in various parts of Poland.

     Beginning in 1996, we began directly or indirectly acquiring oil exploration or development rights throughout Eastern Europe and Canada, including the following:

     . In 1996, we acquired Danube International Petroleum Company, a participant in a joint venture for the exploration and production of natural gas in Slovakia.

     . In 1997, we acquired all of the issued and outstanding stock of EG, whose primary asset is the 50% interest in the TAKT joint venture with the national oil and gas company of the Sakha Republic.

     . In early 1998, we acquired the 55% interest in RimaMuran, whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia.

     .    In April 1998, we acquire a 15% interest in the "Beaver
          River" natural gas project, which is an attempt to reestablish commercial production in an old Amoco field; however, we are presently negotiating an agreement pursuant to which we expect to return our 15% interest to the former owners in exchange for the return of the shares of our Common Stock issued in acquiring the interest.

     . In mid 1998, we acquired a 51% interest in Envigeo, a Slovakian private company, which owns a 2,300 square kilometer appraisal and survey concession in the North East corner of Slovakia, referred to as the Carpathian Flysh region.

     . On March 31, 1999, we completed the acquisition of 5,600,000 shares of Big Horn common stock, representing slightly more than a 50% interest in Big Horn. Big Horn currently produces approximately 1,000 barrels of oil equivalent per day.

     . On April 5, 2000, we entered into a master transaction agreement and merger agreement with Teton Petroleum Company and related entities pursuant to which we agreed (subject to the satisfactory completion of a due diligence investigation that is still ongoing) to fund the Teton's construction of a pipeline in Russia and to acquire Teton through a merger.
          Certain Developments Since December 31, 1999

     Purchase, Loan and Merger Transactions with Teton Petroleum Company

     On April 5, 2000, we entered into a Master Transaction Agreement with Teton Petroleum Company, a Delaware corporation, and Goltech Petroleum, LLC, a Texas limited liability company and wholly-owned subsidiary of Teton. The Master Transaction Agreement and accompanying documents describe and contemplate the following three interrelated transactions:

     . the merger of Teton with and into a wholly-owned subsidiary of EuroGas in exchange for (based on current capitalization) 14,981,744 shares of common stock and warrants to purchase an additional 2,599,249 shares of common stock,

     . the purchase by EuroGas of a 35% membership interest in Goltech for $2,300,000, and

     . our providing an up to $4,000,000 credit facility for Goltech.

     To date, we have paid $300,000 toward the purchase of an interest in Goltech and loaned $550,000 to Goltech under the credit facility and are conducting due diligence with respect to the proposed merger. Until the end of the due diligence period, the Master Transaction Agreement (and related merger agreement) is terminable at will be either party.

     Teton's primary asset is its 100% ownership interest in Goltech, and Goltech's primary asset is its ownership of 70.59% of a Russian closed joint stock company known as Goloil. Teton has represented to EuroGas that Goloil is the operator of the Eguryakhskiy License Territory, also referred to as the Goloil Project, a 187 square kilometer (46,200 acre) oil field centrally located in the southern half of the West Siberian basin in Russia. Goltech is in the early stages of constructing an approximately 20 mile-long pipeline from the Eguryakhskiy license area to an existing pipeline in order to increase the volume of oil extracted from the Eguryakhskiy license area.

     The Teton Merger. Pursuant to a merger agreement entered into concurrently with the Teton Master Agreement, Teton has agreed to merge with and into a wholly-owned subsidiary of EuroGas, with such wholly-owned subsidiary surviving the merger. In the merger, subject to adjustment as described below, each outstanding share of Teton common stock will be converted into the right to receive one share of EuroGas common stock (and any options, warrants and other right to purchase Teton common stock will become rights to purchase EuroGas common stock). Teton has represented that it has 14,981,744 shares of Teton common stock outstanding and 2,599,249 shares of Teton common stock subject to options warrants and other rights to purchase Teton common stock.

     In the event that the number of shares of EuroGas common stock outstanding on or before the date 180 days following the consummation of the proposed merger exceeds 136,000,000 shares, the aggregate number of shares of EuroGas common stock issuable with respect to each outstanding share of Teton common stock will be increased so that the percentage of outstanding shares of EuroGas common stock received by the Teton shareholders as a group is equal to the quotient of (a) the number of shares of Teton common stock outstanding on the date of consummation of the merger, (b) divided by 136,000,000. Shares of EuroGas common stock issuable upon the exercise of outstanding options, warrants and other rights to purchase Teton common stock will also be adjusted proportionately.

     Teton's obligation to close the merger is contingent upon the occurrence of several events, including without limitation
(i) approval of the merger by the shareholders of Teton and EuroGas, (ii) our compliance with certain loan and purchase obligations under the Teton Master Agreement, and (iii) neither Teton nor EuroGas terminating the Teton Master Agreement at the end of the due diligence period, which is currently ongoing. Due to the delay of both Teton and EuroGas in completing due diligence and liabilities associated with a default judgment entered against EuroGas, there is a substantial risk that Teton will terminate (or desire to renegotiate the terms of) the merger agreement.

      Purchase of Membership Interest and Credit Facility. The Master Agreement contemplates our purchasing a 35% membership in Goltech and loaning Goltech $4,000,000 through periodic payments of installments to the purchase price and periodic fundings during the summer and fall of 2000. Because due diligence is still ongoing, we have loaned Goltech only $550,000 as of July 24, 2000 and have paid only $300,000 of the $2,300,000 purchase price for a 35% membership in Goltech. Due to the delay of both EuroGas and Teton in completing due diligence, it is possible that EuroGas and/or Teton will terminate the credit facility and our right/obligation to purchase an interest in Goltech. If either such transaction is terminated, there is a substantial likelihood that the proposed merger will also be terminated.

     Issuance of Convertible Debentures

     On or about January 12, 2000, we issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors in exchange for an aggregate of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments made by investors on behalf of EuroGas to creditors of EuroGas in the amount of $986,376. The Convertible Debentures accrue interest at the rate of prime plus two percent per annum. Payment of the principal amount of the Convertible Debentures is due on February 10, 2001, and accrued interest is payable annually eginning on
January 8, 2001.   Each Convertible Debenture is convertible into
(a) shares of Common Stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per million dollars of principal), and (b) warrants to purchase one share Common Stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per million dollars of principal). Each such warrant entitles the holder to purchase one share of Common Stock for an exercise price of $0.35.

     As of March 31, 2000, the holders of all four Convertible Debentures exercised their conversion rights under the Convertible Debentures, and we issued 8,571,429 shares of Common Stock and warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share on or before March 31, 2001.

     The private placement of the Convertible Debentures was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following:
(a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities;
(b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the Convertible Debentures and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

     Resignation of Chief Financial Officer

     Hank Blankenstein, who was serving as our chief financial officer and one of our directors, resigned from the Company and participation on the board of directors in March 2000. We are presently seeking to hire a qualified replacement and expect to have hired a qualified replacement by the end of September 2000. Because we have not found a new chief financial officer as of the date this Form 10-K is filed, Karl Arleth, the President of the Company, is temporarily acting as our principal financial officer.

     Default Judgment and Subsequent Settlement Agreement.

     On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd. ("FCDC"), in the amount of $19,773,113, in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. On or about June 16, 2000, we entered into a memorandum of understanding, to be followed by a definitive agreement, with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, we agreed to do the following:

     .    issue to FCDC 3,700,000 shares of our common stock,

     . grant FCDC an option to purchase 3,000,000 shares of our common stock at an exercise price of $.65 during a 30 day period commencing June 30, 2001,

     . guarantee that the market price of the shares of our common stock issuable upon exercise of the option would be $3.00 per share on the date of exercise by compensating FCDC in cash or our common stock in an amount equal to the difference between $3.00 and the market price of our common stock on the date of exercise,

     . guarantee that the value of the shares of our common stock issuable upon exercise of the option will retain their value throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or our common stock, with respect to the 400,000 shares FCDC is permitted to sell and deemed to have sold during every month, in an amount equal to the difference between $3.00 per share and the sum of the market price of such share and the per-share amount received pursuant to the above-described exercise date top-up requirement,

     . cause our subsidiary EuroGas GmbH to back up our guarantee by pledging its stock in Rima Muran S.R.O., which indirectly holds a 24% interest in a talc deposit in Slovakia,

     . consider nomination of a designee of FCDC to serve on our board of directors, and

     . register for resale all of the shares of our common stock issued to FCDC pursuant to the settlement agreement.

Activities in the United Kingdom

     On January 20, 2000, we entered into an agreement with Slovgold GesmbH, an Austrian company with headquarters in Vienna, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited to test for coalbed methane gas. We plan to continue the pilot program with an additional ten-well development program in the next several years.

     The terms of the agreement call for EuroGas to cover the costs for the six-well pilot program (estimated at $700,000) and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout, after which EuroGas contribution obligation and cash flow interest will be reduced to 25%. In order to minimize the amount of capital we need to contribute to conduct the pilot program, we have entered into discussions with UK Gas in order to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. UK Gas Limited and Slovgold have formed a joint venture, owned 50% by each of them, to engage in exploration activities. We purchased 50% of Slovgold's 50% interest in this joint venture. SlovGold has not actually reached an agreement with UK Gas, which prevents us from being involved in this pilot program through our affiliation with Slovgold. UK Gas may be willing to enter into some financing and exploration arrangement directly with us. However, we have not yet pursued this prospect and remain uncertain about the prospects of pursuing the pilot program in any form.


               Where You Can Find More Information

     We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC.

     In addition, we will provide, without charge, to each person to whom this Form 10-K is delivered, upon written or oral request, a copy of any or all of the foregoing documents (other than exhibits to such documents which are not specifically incorporated by reference in such documents). Please direct written requests for such copies to the Company at 942 East 7145 South, #101A, Midvale, Utah 84047, Attention: Principal Financial Officer. Telephone requests may be directed to the office of the Company at (801) 255-0862.

     We maintain an Internet Website at http://www.eugs.com and have available, for interested shareholders, maps and other material concerning our activities.

   Financial Information About Foreign and Domestic Operations

     The information set forth as "NOTE 9 - GEOGRAPHIC INFORMATION" of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.

             Factors That May Affect Future Results

            This   Form  10-K  contains  various  forward-looking
statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk noted in "Factors That May Affect Future Results" below and other cautionary statements throughout this Form 10-K and our other periodic filings with the SEC that are incorporated herein by reference. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this prospectus, a prospectus supplement, or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

               Risks Related To General Activities

We Have A Working Capital Deficit And Will Continue To Need
Significant Funds

     EuroGas has historically been undercapitalized. We had a working capital deficit of approximately $19 million on March 31, 2000, and most of our partially- or wholly-owned projects require significantly more capital than is currently available to us. Although we are unable to determine at this time the additional amount of outside capital we will need or be able to raise in the future, the interest of our shareholders will continue to be diluted as we seek funding through the sale of additional securities or through joint venture or industry partnering arrangements.

We Are Dependent Upon Financing Activities to Fund Our Operations

     Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity (Big Horn) in 1998, we had not earned any cash revenues since our incorporation, other than a one-time $500,000 payment received in 1997 in connection with transferring certain interests to Texaco. Because revenues earned by Big Horn will probably not be distributed to EuroGas in the immediate future, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

We Have Significant Future Obligations Under a Settlement Agreement

     On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation, Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. We entered into a memorandum of understanding with Finance & Credit Development Corporation, Ltd. settling the default judgment on June 16, 2000. We agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001 to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. If the option would have been exercise on June 16, 2000, we would have been obligated to issue 3,000,000 shares of common stock and pay FCDC an aggregate of $6,700,000 in cash or additional shares of common stock. This settlement and the consideration given to FCDC in the Settlement Agreement are more fully described in "Subsequent Events."

Our Projects Are Highly Speculative And Generally Only At the
Exploration Stage

     Our assets and interests are primarily in methane gas, natural gas, and crude oil exploration and development projects. All such projects are highly speculative, whether we are still at the exploratory stage or have commenced development. We can provide no assurance that any drilling, testing, or other exploration project will locate recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of natural gas or other fuel.

Many of Our Projects Are In Locations Where The Infrastructure is
Inadequate to Support Our Needs

     Many of the projects in which we have invested are located in areas of the world, primarily eastern Europe and the former Soviet Union, in which the necessary infrastructure for transporting, delivering, and marketing any natural gas, methane gas or other fuels that may be recovered is significantly underdeveloped or, in some cases, nonexistent. Even if we are able to locate natural gas, methane gas, or other valuable fuels in commercial quantities, we may be required to invest significant amounts in developing the infrastructure necessary to support the transportation and delivery of such fuels. We do not currently have a source of funding available to meet these costs.

Many Of Our Projects Are In Countries That Have Fragile and
Unpredictable Political and Socio-Economic Systems

     Our  operations in Poland, Slovakia, Ukraine, and the  Sakha
Republic carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-
economic   trends  in  these  countries  have  been  toward   the
development   of   market   economies  that   encourage   foreign
investment, the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts,
nationalization,   foreign  exchange  restrictions,   and   other
uncertainties must be taken into account when operating in these areas of the world. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself,
changes   in  government  personnel,  the  development   of   new
administrative policies or practices, the adoption of new laws, and many other factors.

     Moreover, we may be required to obtain and renew licenses and permits on an ongoing basis in connection with further exploration, the drilling of wells, the construction of transportation facilities and pipelines, the marketing of any fuel that may be produced, and financial transactions necessary for all of the foregoing. The rules, regulations, and laws governing all such matters are subject to change by the various governmental agencies involved. We can provide no assurance that the laws, regulations, and policies applicable to our interests in various countries in which our projects are located will not be radically and adversely altered at some future date.

The Continuance, Completion Or Renewal of Many of Our Licenses
Are Subject to the Discretion of Government Authorities

     In general, we have the right to conduct basic exploration on all concessions or fields in which we have an interest. However, in order to drill for, recover, transport or sell any gas or other hydrocarbons, we will generally be required to obtain additional licenses and permits and enter into agreements with various land owners and/or government authorities. The issuance of most such permits and licenses will be contingent upon the consent of national and local governments having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant permits and licenses. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment by us of a development/exploration fee, typically based on the market value of the economically recoverable reserves. The amount of any such fee and other terms of any such license, permit, or agreement will affect the commercial viability of any extraction project. We can provide no assurance that we will be able to obtain the necessary licenses, permits, and agreements. Even if we do obtain such items, the associated costs, delays and restrictions may significantly affect our ability to develop the affected project.

We Are The Subject Of An Inactive SEC Investigation and A
Defendant In Various Other Lawsuits

     We are presently subject to a formal order of investigation issued by the SEC on August 1, 1995 to investigate whether violations of applicable law may have occurred. In connection with such investigation, we have produced numerous documents for the SEC, and the SEC has questioned our current and past officers, directors, former accountants, and other agents. We have not been contacted by the SEC with respect to this matter for several years; however, we cannot currently predict the duration or outcome of this investigation.

     If the SEC concludes that we or our representatives have violated the securities laws, it has available a large range of civil and criminal remedies. Such remedies include the suspension of trading in the common stock, the levying of substantial fines, and the exclusion of our current officers and directors from participating in a public company. In addition, we are subject to certain other pending or threatened legal claims. The adverse resolution of the SEC investigation or any pending litigation affecting us would have a material adverse effect on our operations and proposed business.

Our Projects May Never Begin Producing Valuable Hydrocarbons

     Other than the production of an average of approximately 1,000 barrels of oil equivalent per day by Big Horn Resources Ltd., a Canadian company in which we have an approximate 50% ownership interest, none of the projects in which we own an interest is presently producing gas or other hydrocarbons. Texaco drilled and abandoned test wells on the concession in Poland in which we own an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

We are Dependent Upon Certain Officers, Key Employees, and
Consultants

     We are dependent on the services of Mr. Karl Arleth, the President of EuroGas, Inc. We are also dependent on certain key employees, including Andrew J. Andraczke in connection with our business activities. Mr. Andraczke has been instrumental in establishing our operations in Poland. The loss of one or more of these individuals could materially and adversely impact our operations. We have not entered into employment agreements with any of these individuals other than Mr. Arleth and do not maintain key-man life insurance on any EuroGas officers or employees.

We Are Thinly Staffed

     We  have  numerous projects throughout the world,  which  we attempt to direct and manage with only a few employees. In addition to our president and chief financial officer (expected to commence employment on July 1, 2000), we have 9 full-time equivalent employees, 3 significant consultants and a contract with a geo-engineering firm. Unless and until additional employees are hired, our attempt to manage our numerous projects and obligations with such a limited staff could have serious adverse consequences, including without limitation, a possible failure to meet a material contractual, court or SEC deadline or a possible failure to consummate investment or acquisition opportunities.

Subsequent Evaluation May Reveal That Our Unproved Properties Are
Not Valuable, and We May Need to Record an Impairment of the
Value of Such Properties

     We capitalize costs related to unproved gas properties and recognize the expenses for drilling and other exploration costs that do not result in proved reserves at the time the well is plugged and abandoned. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On March 31, 2000, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $26,865,731. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionate reduce the recorded value of the respective asset on our balance sheet.

Severe Weather Will Interrupt, and May Adversely Affect, Our
Activities In Various Parts of the World

     Severe weather conditions frequently interrupt much of our exploratory and testing work. Heavy precipitation sometimes makes travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing, and production (if commenced, of which we can give no assurance). The temperatures in all of the regions in which we have exploratory or other operations are extremely cold, and the temperatures in the Sakha Republic are especially extreme and include some of the coldest areas of the northern hemisphere. The average temperature of the entire region from October to April is below freezing with winter temperatures dipping to minus 70 to 80 degrees Fahrenheit. Even if recoverable reserves are discovered in the Sakha Republic or other regions prone to severe weather, the above-described adverse weather conditions may limit production volumes, increase production costs, or otherwise prohibit production during extended portions of the year.

        Risk Factors Related To The Oil And Gas Industry

The Price Of The Various Hydrocarbons We Produce or May Produce
Are Volatile and Unstable

     The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

     .    changes in the supply and demand for such fuels;
     . political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;
     . the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;
     .    weather conditions;
     . the competitive position of each such fuel as a source of energy as compared to other energy sources;
     .    the refining capacity of crude purchasers;
     . the effect of governmental regulation on the production, transportation, and sale of oil, natural gas, and other fuels.

     Low prices, and/or highly volatile prices, for any fuel being explored or produced at one of our projects will adversely affect our ability to secure financing or enter into suitable joint ventures or other arrangements with industry participants. In addition, in the event we commence recovery of fuel at any of our projects, a low or volatile price for the fuel being recovered will adversely affect revenue and other operations.

Our Operations Involve Numerous Hazards, and We Maintain No
Insurance Against Such Risks

     Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

     .    fire,
     .    explosions,
     .    blowouts,

     .    pipe failures,
     .    casing collapses,
     .    unusual or unexpected formations and pressures, and
     . environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

     If any such event occurs, we may be forced to cease any or all of our exploration, drilling, or production activities on a temporary or permanent basis. In addition, such events may lead to environmental damage, personal injury, and other harm resulting in substantial liabilities to third-parties. We do not maintain insurance against these risks. Even if we obtain insurance, we may not be insured against all losses or liabilities which may arise from such hazards because such insurance may be unavailable at economic rates, due to limitations in the insurance policies, or other factors. Any uninsured loss may have a material adverse impact on our business and operations.

The Oil and Gas Industry Is Highly Competitive, and We Are At a
Competitive Disadvantage

     The oil and gas industry is highly competitive. Most of our current and potential competitors have far greater financial resources and a greater number of experienced and trained managerial and technical personnel than we do. We can provide no assurance that we will be able to compete with, or enter into cooperative relationships with, any such firms.

Our Operations Are Subject to Numerous Environmental Laws,
Compliance With Which May be Extremely Costly

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

     We can provide no assurance that we will be able to comply with applicable environmental laws and regulations or that those laws, regulations or administrative policies or practices will not be changed by the various governmental entities. The cost of compliance with current laws and regulations or changes in environmental laws and regulations could require significant expenditures. Moreover, if we breach any governing laws or regulations, we may be compelled to pay significant fines, penalties, or other payments. Costs associated with environmental compliance or noncompliance may have a material adverse impact on our financial condition or results of operations in the future.

            Other Risks Relating To The Common Stock

Most of Our Outstanding Shares Are Free Trading And, If Sold In
Large Quantities, May Adversely Affect the Market Price For Our
Common Stock

     Most of the approximately 100,736,979 shares of the common stock issued and outstanding as of March 31, 2000; (i) are free-trading; (ii) have been held for in excess of one year and are eligible for resale under Rule 144 promulgated under the Securities Act; or (iii) will be registered for resale in a registration statement that we are contractually obligated to file. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for the common stock.

We Have A Substantial Number of Warrants, Options and Debentures
Outstanding

     As of June 15, 2000, there are outstanding warrants and options to purchase up to 28,892,858 shares of common stock at exercise prices ranging from $0.35 to $11.79. This is in addition to the estimated 9,000,000 shares of our common stock we are obligated to issue to certain persons pursuant to litigation settlements. The existence of such warrants and options may hinder our future equity offerings, and the exercise of such warrants and options may further dilute the interests of all our shareholders. Future resale of the shares of common stock issuable on the exercise of such warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

We Have The Right To, and Expect to, Issue Additional Shares of
Common Stock Without Shareholder Approval

     EuroGas, Inc. has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of July 15, 2000, 104,786,979 shares of common stock and 2,392,228 shares of preferred stock were issued and outstanding. In addition, there are 28,892,858 shares of common stock reserved for issuance on the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock and 9,000,000 shares of stock issuable to certain persons pursuant to litigation settlement agreements. We have no means to control the timing of the conversion of convertible securities. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

We Have Not Paid Any Dividends and Do Not Expect To Pay Dividends
In the Near Future

     We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders.

          Risks Related To Proposed Teton Transactions

The Proposed Merger With Teton May Not Be Consummated

     We have entered into an Agreement and Plan of Merger with Teton Petroleum Company, pursuant to which Teton is expected to merge with and into one of our wholly-owned subsidiaries. Teton is not obligated to consummate the proposed merger unless numerous conditions precedent are satisfied, including, without limitation, the following:

     . neither Teton nor EuroGas having terminated the Teton Master Agreement or the Teton Merger Agreement by the end of the due diligence period ending approximately September 1, 2000;

     . the proposed merger being approved by the shareholders of Teton and EuroGas;

     . neither Teton nor EuroGas having terminated the Teton Merger Agreement or Teton Master Agreement as a result of a breach by the other party;

     . the holders of no more than 10% of the outstanding shares of EuroGas common stock or Teton common stock not having exercised appraisal rights under governing corporate law, if available; and

     . The absence of a material adverse change in our business, operations, properties or assets.

     For the reasons set forth above, and other possible reasons (including the existence of a substantial default judgment against EuroGas), the proposed merger of Teton into our subsidiary may not be consummated. In the event the merger is not consummated, we will not realize any anticipated benefits of the merger, particularly the acquisition of all of Teton's rights in the Eguryakhskiy license area.

Issuance of Shares in the Merger Will Create Substantial Dilution

     Each of the outstanding shares of Teton common stock will be converted into the right to receive one share of EuroGas common stock, and each outstanding option, warrant or other right to purchase a share of Teton common stock shall become the right to purchase one share of EuroGas common stock (each subject to adjustment if the number of outstanding shares of EuroGas common stock exceeds 136,000,000 at any time within 180 days of closing). As of July 15, 2000 we believe that Teton has outstanding 14,981,744 shares of common stock and 2,599,249 warrants, options and other rights to purchase Teton common stock. In addition, it is anticipated that Teton will issue approximately 500,000 shares of its common stock prior to consummation of the merger. The issuance of those numbers of shares of our common stock in connection with the merger may substantially dilute the interest of our shareholders.

Properties Obtained As a Result of the Merger May Prove to Have
No Value

     Our primary motivation in entering into the Teton Master Agreement and Teton Merger Agreement is to obtain all or part of the rights presently held by Goltech in the Eguryakhskiy license area. Even if the proposed Teton merger and transactions contemplated by the Teton Master Agreement are consummated, the amount of extractable oil in the Eguryakhskiy license area may be less than reserve estimates, and/or extracting or transporting such oil may be economically or logistically impracticable. Even if the Teton merger and Goltech purchase transaction are consummated, we can provide no assurance that our interest in the Eguryakhskiy license area will generate revenues in excess of costs, or otherwise prove valuable to us.



                   ITEM 3.  Legal Proceedings

     On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd., in the amount of $19,773,113, in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. On or about June 16, 2000, we entered into a settlement agreement with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, we agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001 to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65 and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. We are in the process of implementing the memorandum of understanding.

     In 1996, KUKUI, Inc. ("KUKUI"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. The claim asserted that funds that were loaned to prior GlobeGas management may have been invested in GlobeGas and, therefore, McKenzie Methane Corporation might have had an interest in
GlobeGas at the time of our acquisition of GlobeGas. These claims were resolved pursuant to a settlement agreement entered into in November 1996 (the "KUKUI Settlement Agreement"). Under the terms of the settlement agreement, we issued to the Bishop's Estate (KUKUI's parent) 100,000 shares of Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998. The option exercise price was $3.50 per share if exercised within 90 days of the execution of the Company's 1997 agreement with Texaco (the "Texaco Agreement"); $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. We also granted registration rights with respect to the securities.

     In  March  1997,  a  trustee over certain  of  the  McKenzie parties  and  other  related entities asserted  a  claim  to  the proceeds that we would receive from the Texaco Agreement and exploitation of the Pol-Tex Concession in an action entitled:
Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division). The trustee's claim alleges that we paid inadequate consideration for our acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession) from persons who were acting as nominees for the McKenzie parties or in fact may be operating as a nominee for the McKenzie parties, and, therefore, the creditors of the McKenzie parties are the true owners of the proceeds received from the development of the Pol-Tex Concession. (KUKUI is also the principal creditor of the McKenzie parties in these other cases.)

We believe that the litigation is without merit based on our belief that the prior settlement with KUKUI bars any such claim, that the trustee over the McKenzie parties has no jurisdiction to bring such claim against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights, that we paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzie parties invested any money in the Pol-Tex Concession. In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in adversary proceeding 97-4155 (described below) in which he is seeking to add new parties and additional causes of action including claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, that motion was approved by the bankruptcy court.

     In June 1999, the Trustee filed another suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff vs. EuroGas, Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o., et al." Adversary #99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff, vs. EuroGas, Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o." Adversary #99-3444. This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997, which agreement, in part, allowed the Texaco Agreement to proceed. We dispute the allegations and have filed a motion to dismiss or, alternatively, to abate this suit which motion is currently pending before the court. Nonetheless, in order to avoid additional costs associated with extended litigation, we have engaged in settlement discussions in an attempt to reach a negotiated resolution of the dispute.

     On August 21, 1997, KUKUI asserted a claim against us in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of our failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of common stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of common stock subject to its option to purchase up to 2,000,000 shares of common stock. This action has been settlement under a settlement agreement described in the following paragraph.

     In early December 1999, we signed a settlement agreement with KUKUI, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires us to pay $900,000 over the 12 months beginning in January 2000 and to issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Recently, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met, and the Trustee does not intend to seek bankruptcy court approval of the agreement. We are now evaluating what effect this has on the agreement. If the settlement agreement does not resolve the foregoing litigation, we intend to vigorously defend the litigation. Pursuant to the settlement, we have made monthly payments to KUKUI and have executed all pleadings required to be submitted to the United States District Court, District of Utah.

     In July 1999, an action was commenced by Randy Crawford styled "Randy Crawford, PhD. P.E., Plaintiff, v. EuroGas, Inc., Danube International Petroleum company, Ltd., Danube Acquisition Corp., and Martin Schuepback, Defendant," in the State District Court, Dallas, Texas, Cause # DV 9805298. In this litigation, Crawford asserted that the Defendants breached a service agreement under which he was employed to provide consulting and engineering services and that he was owed $159,500 and the right to purchase 284,000 shares of common stock at the price of $1.50. EuroGas recently settled this action with pursuant to an agreement requiring (i) Crawford to dismiss his claims against EuroGas, (ii) Schuepback to pay $300,000 to EuroGas, and (iii) EuroGas to issue 250,000 shares of restricted common stock to Schuepback

     On October 11, 1999, an action was filed against EuroGas entitled "Fred L. Oliver. Petroleum Ventures of Texas, Inc. R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs asserted that we breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with our acquisition of its interest in Beaver River Resources, Ltd. The action sought rescission of the agreement, or in the alternative, damages, and included claims for costs, attorney's fees and interest. We filed an answer denying the allegations contained in the lawsuit. We reached a settlement in principle, and Eurogas anticipates signing the settlement agreement in the near future.

     On or about November 1, 1999, a settlement was reached with Stephen Jeu and Susanna Calvo resolving their claims in a suit filed in the District Court, Harris County, Texas, 55th Judicial District. We have not fully performed the terms of the settlement agreement and are seeking to amend the settlement. If an amendment is not obtained, an Agreed Judgment for $570,000 may be presented by the plaintiffs for entry by the district court.

     For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas, one of our subsidiaries, in the amount of approximately $911,000 even though it had significant operating losses. The amount fluctuates on our financial statements due to adjustments in exchange ratios. At December 31, 1999, the income tax liability recorded in our financial statements was $692,431. We have appealed the assessment and proposed a settlement that would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in our financial statements.

  Item 4.  Submission of Matters to a Vote of Security Holders

     None

                             PART II


   Item 5.  Market for Registrant's Common Equity and Related
                       Stockholder Matters

                     Market for Common Stock

     Our Common Stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded under the symbol "EUGS.F" on the Frankfurt Stock Exchange. As of July 15, 2000, there were 104,786,979 shares of Common Stock issued and outstanding, held by approximately 249 holders of record (2,000 estimated beneficial owners).

     The following table sets forth the approximate range of high and low bids for the Common Stock during the periods indicated. Such quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the Common Stock.

                                            High Bid       Low Bid
                                            --------       -------
    Year Ended December 31, 1998
       Quarter ended March 31, 1998         $6.8125        $3.9375
       Quarter ended June 30, 1998             5.75          3.625
       Quarter ended September 30, 1998        4.97         2.0625
       Quarter ended December 31, 1998         2.25         1.1875

    Year Ended December 31, 1999
       Quarter ended March 31, 1999           $2.50        $1.0312
       Quarter ended June 30, 1999           1.0938         0.5469
       Quarter ended September 30, 1999      0.9375         0.5469
       Quarter ended December 31, 1999       0.7969         0.4531

    Year Ending December 31, 2000
       Quarter ended March 31, 2000          $1.875        $0.4219
       Quarter ended June 30, 2000             1.09           0.75

     The liquidity of our Common Stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On July 31, 2000, the high and low bids for our Common Stock on the OTC Bulletin Board were $.7031 and $.6562 respectively.

                            Dividends

     No dividends have been paid on our Common Stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $1,442,345, $2,861,301 and $423,530 in 1999, 1998 and 1997, respectively. Of this amount, $39,502 was paid in 1999 and $165,008 was paid in 1998 by the issuance of shares of our Common Stock in connection with the conversion of a portion of the preferred stock and $1,261,875 was recognized as dividends related beneficial conversion feature granted in connection with preferred stock. All cumulative dividends with respect to our preferred stock would be required to be paid prior to our declaring or paying any dividend on our Common Stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

             Recent Sales of Unregistered Securities

           On November 4, 1999, we completed a private placement of 1,800 shares of Series C Preferred Stock to an accredited investor, resulting in net proceeds of approximately $1,651,500 to be used for general working capital. The private placement of the Series C Preferred Stock was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investor represented and warranted to the Company that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute the such securities; (c) the investor was provided with copies of the Company's most recent Annual Report on Form 10-K and any and all other information requested by the investor with respect to the Company; (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act. During the first quarter of 2000, all such shares of Series C Preferred Stock were converted in exchange for 5,329,713 shares of Common Stock.

           During 1999, we completed two private placements of 1998 Series B Convertible Preferred Stock to an existing shareholder of the Company. We sold an aggregate of 6,500 shares of Series B Convertible Preferred Stock, resulting in net proceeds of approximately $6,012,500. The private placements of the Series B Convertible Preferred Stock were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon our pre-existing relationship with the purchaser and representations and warranties provided by the purchaser. During 1999, such 6,500 shares of 1998 Series B Convertible Preferred Stock (in addition to 1,500 shares of 1998 Series B Convertible Preferred Stock issued in prior periods) were converted into 10,576,208 shares of Common Stock.

                Item 6.  Selected Financial Data

                     Certain Financial Data

     The following statement of operations and balance sheet data were derived from our consolidated financial statements. Our consolidated financial statements have been audited by our independent certified public accountants. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto included with this filing and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Report.

Statement of Operations Data
----------------------------
                                             Year Ended December 31,
                       -------------------------------------------------------------------
                          1999          1998          1997          1996          1995
                       -----------   -----------   -----------   -----------   -----------
Net Sales              $ 4,973,508   $   879,404   $         0   $         0   $         0

Loss from Operations   $28,946,667   $11,024,180   $11,501,899   $ 6,262,591   $ 4,241,405

Loss per Common Share  $      0.36   $      0.22   $      0.22   $      0.16   $      0.13

Balance Sheet Data
------------------
                                                 At December 31,
                       -------------------------------------------------------------------
                           1999         1998          1997          1996           1995
                       -----------   -----------   -----------   -----------   -----------
Total Assets           $53,968,578   $65,334,387   $40,754,543   $15,902,139   $ 7,680,367

Long-Term Obligations  $         0   $ 1,840,224   $ 3,157,789   $10,631,547   $ 4,011,750

Cash Dividends per
  Common Share         $         0   $         0   $         0   $         0   $         0



   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                             General

     We  are  engaged primarily in the acquisition of  rights  to explore for and exploit oil, natural gas, coal bed methane gas and mineral mining. We have also extended our business into co-generation (power and heat) projects. We have acquired interests in a number of large exploration concessions, for oil, natural gas and coal bed methane gas, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, a natural gas project in the Sakha Republic (a member of the Russian Federation located in eastern Siberia) and an interest in a talc deposit in Slovakia. We have several joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian government and private companies. We have also created a consortium with the largest power generation company in Great Britain, and with a large utility company in Germany, to develop a co-generation power project in Western Poland.

     We have also acquired holdings in several oil and natural gas projects in Canada. One acquisition has given us a majority interest in a full-service oil and gas producing company. Separately, we are currently in negotiations to sell our interest in a Canadian joint venture with a major oil and gas company formed to reclaim a Canadian natural gas field. In addition, as further described in "Items 1 & 2. Business and Properties-Certain Developments Since December 31, 1999," we have entered into agreements to fund the production of a pipeline for, and then acquire through merger, the Teton Petroleum Company, which has a 70.59% interest in a Western Siberian Basin oil field.

     Our principal assets consist both of proven and developed properties, as well as unproven and undeveloped properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly-related overhead costs, which include the costs of equipment we own. Since we have limited proven reserves and established production, most of our holdings have not been amortized. In the event that we are ultimately unable to establish production or sufficient reserves on some of these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. We periodically evaluate our properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

                       Recent Developments

     Funding Activities. On November 4, 1999, we sold 1,800 shares of Series C Preferred Stock, resulting in net proceeds of approximately $1,651,500. At December 31, 1999, we had approximately $1 million in cash and cash equivalents and $21.5 million in negative working capital.

     As further described in "Items 1 & 2 Business and Properties-Certain Developments Since December 31, 1999," on or about January 12, 2000, we issued four convertible debentures in the aggregate face amount of $3,000,000 to several individual investors in exchange for an aggregate of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments made by investors to creditors of EuroGas in the amount of $986,376. As of March 31, 2000, the holders of all four convertible debentures exercised their rights to convert the convertible debentures into our Common Stock. Upon such conversion, we issued 8,571,429 shares of our Common Stock. We are obligated to issue warrants to purchase 17,142,858 shares of our Common Stock at an exercise price of $0.35 per share.

     Capital Expenditures. Effective October 1998, we completed the acquisition of approximately 51% of the shares of capital stock of Big Horn Resources Ltd., of Calgary, Alberta Canada
("Big Horn"). Big Horn is a full-service producer of oil and natural gas, producing the equivalent of approximately 1,000 barrels of oil a day. At December 31, 1999, Big Horn had estimated proven reserves of approximately 806,400 barrels of oil and 7,772,800 mcf of natural gas, and its estimated net future discounted cash flows were approximately $12.4 million.

                             Outlook

     In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in such early-stage projects will prove profitable in the long-run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within 1-5 years of the date of investment and we are actively seeking investments of that type.

     Results of Operations-1999, 1998, and 1997 Fiscal Years

     The following table sets forth consolidated income statement data and other selected operating data for the years ended
December 31, 1999, 1998 and 1997.

                                        For the Years Ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
     Oil and Gas Sales               $  4,973,508  $    879,404  $        ---
     Oil and gas production             1,330,526       305,009           ---
     Impairment of mineral
      interests and equipment           7,217,426     3,512,792     1,972,612
     Depreciation, depletion
      and amortization                  1,810,176       293,955        25,637
     Settlement costs                  12,527,000           ---           ---
     General and administrative         8,485,939     7,804,401     6,716,365
                                     ------------  ------------  ------------
     Total Costs and Operating
      Expenses                         31,371,067    11,916,157     8,714,614
                                     ------------  ------------  ------------
     Other Income (Expenses)
       Interest Income                    179,538       593,570       517,845
       Other Income                       103,878       152,776        43,123
       Interest expense                  (567,195)     (465,371)   (3,680,090)
       Loss on sale and impairment
        of securities and equipment    (1,682,045)          ---           ---
       Foreign exchange net gains
        (losses)                          170,315      (130,419)      331,837
       Minority interest in income
        subsidiary                       (753,599)     (137,983)          ---
                                     ------------  ------------  ------------
     Total Other Income (Expense)      (2,549,108)       12,573    (2,787,285)
                                     ------------  ------------  ------------
     Net Loss                        $(28,946,667) $(11,024,180) $(11,501,899)
                                     ============  ============  ============
     Basic and Diluted Loss
      Per Common Share               $      (0.36) $      (0.22) $      (0.22)
                                     ============  ============  ============
     Weighted Average Number of
      Common Shares Used in Per
      Share Calculation                83,368,053    64,129,062    54,705,726
                                     ============  ============   ===========

     Revenues. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 1999 and 1998 reflect oil and gas sales of approximately $4,973,508 and $879,404. In 1997, the only material revenues we received resulted from a one-time sale of mineral interest and equipment in 1997, resulting in revenues of approximately $500,000.

     Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $1,330,526 in 1999, $305,009 in 1998 and $0 in 1997. All of our oil and gas production expenses are from our majority owned subsidiary, Big Horn. The increase in oil and gas production expenses from 1997 through 1999 reflects the acquisition of our interest in Big Horn effective October 1998; accordingly, we recognized none of Big Horn's production expenses for 1997, only a fraction for 1998, and our full 51% of such expenses for 1999.

     General and administrative expenses were $8,485,939 for 1999, compared to $7,804,401 for 1998, an increase of more than 8.7%. General and administrative expenses for 1998 reflected an increase of 16% from 1997 general and administrative expenses of $6,716,365. The principal factors that contributed to the increase from 1998 to 1999 were legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, additional consulting fees, reduction of a number of staff members and closing of several offices. The increase from 1997 to 1998 was due primarily to payment of legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, litigation issues, hiring of new staff members, opening new offices and the engagement of additional consultants. Depreciation, depletion and amortization expenses were $1,810,176 for 1999 compared to $293,955 for 1998. During
1999, we significantly increased the number of properties amortized as compared to 1998.

     Impairment of mineral interests and expenses were $7,217,426 in 1999, $3,512,792 in 1998, and $1,972,612 in 1997. The
principal factor that contributed to the increase in impairment expenses from 1998 to 1999 was the recognition of a $7,217,426 impairment against the Pol-Tex concession as of December 31, 1999, based upon our reassessment of estimated future net cash flows. Settlement costs for financial statement purposes increased from none in 1997 and 1998 to $12,527,000 in 1999. The primary cause of this increase in settlement costs was the issuance of a default judgment against the Company on March 16, 2000 in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. As discussed in "Item 3.
Litigation," we have entered into a memorandum of understanding in an attempt to settle the suit and default judgment and have recorded our obligations under such settlement memorandum as an $11,527,000 current liability.

     Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $76.5 million as of December 31, 1999, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

     Net  Loss.   We  incurred net losses of approximately  $28.9
million, $11.0 million and $11.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth of our administrative expenses. In addition, a substantial portion of the recognized net losses in 1999 are the result of $7,217,426 in impairment of mineral interests recognized against the Pol-Tex Concession and the default judgment entered against us on March 16, 2000. We recognized approximately $5 million of revenue in 1999 as a result of our majority interest in Big Horn.

     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately $170,315, ($130,419), and $331,837 in gains
(losses) were recognized as a result of currency transactions in the three years ended December 31, 1999, 1998, and 1997, respectively. We had a cumulative foreign currency translation adjustment of ($2,797,088) at December 31, 1999. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

                      Capital and Liquidity

     We had an accumulated deficit of $76,471,799 at December 31, 1999, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At December 31, 1999, we had total current assets of approximately $4.9 million and total current liabilities of approximately $26.4 million (which number includes our obligation with respect to the default judgment entered against us on March 16, 2000 resulting in negative working capital of approximately $21.5 million. As of December 31, 1999, our balance sheet reflected approximately $26.9 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, are unable to obtain any necessary future licenses or extensions, or are unable to meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout  our  existence, we  have  relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities provided net cash of approximately $6.5 million and $12 million during the years ended December 31, 1999 and 1998, respectively. Such net cash has been used principally to fund net losses of approximately $28.9 million and $11 million during the years ended December 31, 1999 and December 31, 1998, respectively. During the years ended December 31, 1999 and 1998, our operating activities used net cash of approximately $3.8 million and $8.3 million, respectively. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately $8.9 million and $13.6 million used in investing activities for the years ended December 31, 1999 and 1998, respectively, of which approximately $7.0 million and $9.3 million, respectively, was used in acquiring mineral interests.

     While we had cash of approximately $1 million at December 31, 1999, we have substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties, potential litigation liabilities, and our commitments to Teton Petroleum Company under the Teton Master Agreement. Excluding potential litigation costs and liabilities, we estimate our financial commitments for the first nine months of 2000 to be approximately $7 million. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

     If we are unable to establish production or reserves sufficient to justify the carrying value of our assets or to obtain the necessary funding to meet our short and long-term obligations or to fund our exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

                            Inflation

     The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. Our operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe reflected in currency exchange losses, we have seen losses on the values of our assets in those countries.


 Item 7A.  Quantitative and Qualitative Disclosures About Market
                              Risk

     We conduct business in many foreign currencies. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on our costs and on the cash flows that we receive from foreign operations. We believe that we currently have no other material market risk exposure. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts in U.S. Dollars, until payments in foreign currency are required, but we do not reduce this risk by hedging. For further discussion of our policies regarding derivative financial instruments and foreign currency translation, see Note 1 to our Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

      Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of the Company and its subsidiaries, together with note and supplementary data related thereto are set forth following the signature page of this Report.

    Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure

     None.

                            PART III

  Item 10.  Directors and Executive Officers of the Registrant

 Certain Information Regarding Executive Officers, Directors and
                       Control Persons

     Set forth below is the name and age of each individual who was a director or executive officer of EuroGas as of December 31, 1999 or as of June 15, 2000, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

                                     Positions With
     Name                  Age        the Company          Term of Office
  -------------          -------  ----------------------  ----------------
  Karl Arleth               50    President and Director     April 1999  -
                                                                Present
  Dr. Gregory P. Fontana    39    Director                   January 1996 -
                                                                Present
  Andrew Andraczke          57    Director                   March 2000  -
                                                                Present
  Hank Blankenstein         57   Vice-President, Treasurer   December 1995 -
                                  and Director                  March 2000
  Dr. Hans Fischer          53   Director                    January 1996 -
                                                                January 2000
  Rudolph Heinz             58   Director                    June 1999  --
                                                                April 2000

                    Biographical Information

     The   following  paragraphs  set  forth  brief  biographical
information   for  each  of  the  aforementioned  directors   and
executive officers:

     Karl Arleth. Mr. Arleth commenced serving as the President and a director of EuroGas in April 1999. Prior to joining EuroGas, Mr. Arleth served as a Director of Azerbaijan International Operating Company (AIOC) from January 1998 to April 1999. In this role, Mr. Arleth chaired the shareholder board of AIOC, and an international consortium of 11 companies engaged in the development and transportation of oil from Azeri-Chirag-Gunashli offshore field complex in Azerbaijan. From January 1998 until January 1999, Mr. Arleth was also President of Amoco Caspian Sea Petroleum Limited in Baku, Azerbaijan. From January 1997 until January 1998, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President of Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power generation. As a result of our controlling interest acquisition in Big Horn, Mr. Arleth has served as a director of Big Horn since July 1999. Mr. Arleth serves as outside director for First Capitol Petroleum, LLC based in Fredericksberg, Texas.

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

     Andrew K. Andraczke. Mr. Andraczke was appointed a director of the Company in March 2000. In addition, Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and Ph.D degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.

     Hank Blankenstein. Prior to his resignation from all offices in March 2000, Mr. Blankenstein was Vice President, Treasurer and a director of EuroGas. He had served as a director since December 1995 and as Vice President and Treasurer since 1996. Mr. Blankenstein continues to provide limited consulting services to EuroGas. Mr. Blankenstein has had over 30 years experience in various levels of management positions. He served as an administrative and financial officer for American Micro Systems and National Semiconductor, from 1973 to 1985. Prior to that, he served in a number of operational positions for high-tech industry companies, having engineering production supervising responsibilities, and was in charge of a 400-person division. He has been involved in several high-tech start-up situations, serving in senior management positions. He holds a Bachelor of Science degree in Finance and Banking from Brigham Young University that was awarded in 1966. As a result of EuroGas' acquisition of a controlling interest in Big Horn, Mr.
Blankenstein  has  served as a director of Big  Horn  since  July
1999.

     Dr.  Hans  Fischer.  From January 1996 to  March  2000,  Mr.
Fisher served as a director of EuroGas. He is currently Professor of Radiology at the University of California, Los Angeles, Harbor-UCLA Medical Center where he has been on the faculty since 1992. He has been a chair, member, and designated alternate on Research, Clinical Radiology, Quality Assurance and Ambulatory Care Committees for Harbor-UCLA Medical Center since 1990. He trained at Leibniz-Gymnasium, Dortmund West Germany,
School  of  Medicine,  University of Muenster  West  Germany  and
School of Sociology, University of Muenster West Germany. He received his M.D. in 1971 and Ph.D. in 1985 from the University of Muenster.

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

                      Family Relationships

     Dr. Reinhard Rauball, the former Chairman of the Board of Directors, and Wolfgang Rauball, an independent consultant to EuroGas, are brothers. Wolfgang Rauball has been instrumental in substantially all of our acquisitions and joint ventures during the past four years. From time to time, the Rauballs, principally Wolfgang Rauball, have also arranged for equity and debt financing for us through parties with whom they have previous business and personal relationships and have made loans to us. Dr. Reinhard Rauball resigned from all of his positions with EuroGas on February 18, 1999.

Compliance With Section 16 of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our officers, directors and certain shareholders to file reports concerning their ownership of our Common Stock with the SEC and to furnish to us copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act were filed with the SEC on a timely basis.

                Item 11.  Executive Compensation

     The compensation of our chief executive officer during 1999 and the other executive officers of EuroGas whose total cash compensation for the 1999 fiscal year exceeded $100,000 (the "Named Officers") is shown on the following pages in three tables and discussed in a compensation report of the Board of Directors.

                   Summary Compensation Table

     The following table sets forth, for our three most recent fiscal years, the compensation paid to the Named Officers.

                                                               Long-Term Compensation
                                                             --------------------------
                      Annual Compensation                    Awards             Payouts
                      -------------------------------------  -----------------  -------
                                               Annual        Stock   Options/   LTIP     All Other
 Principal                   Salary     Bonus  Compensation  Awards  SARs       Payouts  Compensation
 Position             Year  ($)         ($)    ($)           (#)     ($)        ($)      ($)
 -------------        ----  ----------  -----  ------------  ------  ---------  -------  ------------
 Paul Hinterthur(1)   1999   $120,000    Nil        Nil        Nil      Nil       Nil       Nil
 President and        1998    200,003    Nil        Nil        Nil      Nil       Nil       Nil
 Director             1997    294,100    Nil        Nil        Nil      Nil       Nil       Nil

 Karl Arleth(2)       1999   $266,667    Nil      81,465(4)    Nil   1,000,000    Nil       Nil
 President, CEO       1998    Nil        Nil        Nil        Nil      Nil       Nil       Nil
 and Director         1997    Nil                   Nil        Nil      Nil       Nil       Nil

 Hank                 1999   $228,000    Nil        Nil        Nil      Nil       Nil       Nil
 Blankenstein,(3)     1998    Nil        Nil        Nil        Nil      Nil       Nil       Nil
 Vice President and   1997    Nil        Nil        Nil        Nil      Nil       Nil       Nil
 Treasurer


     (1)  Paul Hinterthur died in May 1999.
     (2) Mr. Arleth commenced serving as the President and a director of EuroGas on April 20, 1999.
     (3) Mr. Blankenstein resigned as an officer and director of EuroGas in March 2000, but continues to provide services to us as an independent consultant.
     (4) Represents amounts to which Mr. Arleth is entitled to receive as a housing and service allowance; such amounts were accrued but not paid in 1999.

                Option Grants in Last Fiscal Year

     The  following table sets forth, for the 1999  fiscal  year,
certain  information  regarding  options  grants  to  the   Named
Officers.


                                                                           Potential
                                                                      Realizable Value At
                                                                         Assumed Annual
                                                                         Rates of Stock
                                                                       Price Appreciation
Individual Grants                                                       For Option Term
                     Number of    Percent of
                     Securities  Total Options
                     Underlying    Granted to   Exercise
                      Options     Employees in   Price     Expiration
Name                  Grant(#)     Fiscal Year   ($/Sh)       Date        5%($)     10%($)
                     -----------   -----------   -------   ----------   --------   ----------
Karl Arleth(1)        1,000,000         74%        $.95    05/20/2009   $597,440   $1,514,055


       (1) Mr. Arleth commenced serving as the President and a director of EuroGas on April 20, 1999.

Aggregated Option Exercises in the Last Fiscal Year and Year End
                          Option Values

     The following table sets forth the number of unexercised options to acquire shares of our Common Stock held on December 31, 1999 and the aggregate value of such options held by the Named Officers. The Named Officers did not exercise any options to acquire shares of our Common Stock during 1999. As of December 31, 1999, we had not granted any stock appreciation rights to any of the Named Officers.

                         Number of                     Value of Unexercised
                         Unexercisable Options         In-the Money Options at
                         at December 31, 1999          December 31, 1999(1)
                        ---------------------------   ----------------------------
Name                    Exercisable   Unexercisable   Exercisable    Unexercisable
---------------------   -----------   -------------   ------------   -------------
Paul Hinterthur(2)          200,000         0              Nil            --
Karl Arleth(3)            1,000,000         0              Nil            --
Hank Blankenstein(4)        200,000         0              Nil            --


     (1) Reflects the difference between the exercise price of the the unexercised options and the market value of shares of our Common Stock as of December 31, 1999. The last transaction for our Common Stock on December Stock on December 31, 1999, the last trading date of our fiscal year, was $.5156 per share.
     (2)  Paul Hinterthur died in May 1999.
     (3) Mr. Arleth commenced serving as the President and a director EuroGas on April 20, 1999.
     (4) Mr. Blankenstein resigned as an officer and director of EuroGas in March 2000, but continues to provide transitional administrative services to us.

            Executive Employment and Consulting Arrangements

     On April 20, 1999, we entered into an employment agreement with Karl Arleth, our President and Chief Executive Officer. Such employment agreement expires on April 20, 2002, subject to automatic renewal for an additional three-year term unless either party provides notice of intent to terminate at least 60 days prior to the expiration of the initial term. Under such agreement, Mr. Arleth is entitled to (i) a base salary of $400,000 per year, (ii) options to purchase 1,000,000 shares of common stock (granted on April 20, 1999 at an exercise price of $0.95 per share), (iii) a housing allowance of not less than $1,750 per week, and (iv) a commodities and services allowance of not less than $600 per week. We have the right to terminate the agreement at any time for cause or upon the death or disability of Mr. Arleth (subject to an obligation to continue paying Mr. Arleth's salary for one year in the event of death). In addition, Mr. Arleth has the right to terminate the agreement in the event of breach by EuroGas, a significant change in duties (i.e. a demotion), the failure of EuroGas to obtain the assumption of the agreement by a successor corporation in a change of control, in which case Mr. Arleth is entitled to one year of base salary as severance. No other employee of EuroGas is employed pursuant to a written agreement.

     We have relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, we paid $200,000 in 1999, $600,000 in 1998, and $1,260,253 in 1997 to Wolfgang Rauball, the brother of Reinhard Rauball, our former Chairman of the Board. We also paid $320,000 in 1999, $240,000 in 1998, and $273,113 (including payments in arrears related to services for previous years) during 1997 to Andrew K. Andraczke, a key employee in Poland and recently appointed director. If we continue to make significant acquisitions, and as we develop revenues, we anticipate relying more on the services of employees and amounts paid to consultants will decrease.

                    Compensation of Directors

     We compensate our outside directors for their services by payment of a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings. We do not separately compensate our board members who are also our employees for their service on the board.

 Compensation Committee Interlocks and Insider Participation in
                     Compensation Decisions

     As of December 31, 1999, the Compensation Committee included Gregory Fontana, Ruldoph Heinz, and Hans Fischer, none of whom served as executive officers. Mr. Heinz and Mr. Fischer have subsequently resigned, and because governing law requires a committee to have at least two members, the following compensation report is being issued by the Board of Directors as a whole. The Board of Directors includes Gregory Fontana, who is not an employee of the Company, Karl Arleth, our President and Chief Executive Officer, and Andrew Andraczke, an officer of a key EuroGas subsidiary.

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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 1999 fiscal year.

     General. Management compensation is overseen by the Board of Directors (the "Board"). For the year ended December 31, 1998, the Board had not appointed an independent Compensation Committee. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer and Mr. Heinz have subsequently resigned, and the Compensation Committee has been dissolved as a matter of law. Accordingly, the following compensation report was prepared by Board members serving as of March 31, 1999.

     Compensation  Objectives.   In  determining  the  amount  of
compensation for our executive officers, the Board is guided by several factors. Because we have very few employees, compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance stockholder value. Historically, we have compensated senior management based on the perceived contribution to the development of our operations, consisting principally of salaries believed to reflect their contributions. In addition, because we have only recently begun to generate revenues from operations and have attempted to preserve capital for development of our business and operations, we have used stock options as a form of compensation for executive officers. The use of stock options is designed to align the interests of the executive officers with the long-term interests of EuroGas and to attract and retain talented employees who can enhance our value. Although certain members of the Board are also executive officers, none participates in the determination of his own compensation.

     Compensation Components. The compensation of our executive officers consists of three components: base salary, bonuses and long-term incentive awards in the form of stock options. The Board establishes base salaries based primarily on its objective judgment, taking into consideration both qualitative and quantitative factors. Among the factors considered by the Board are: (i) the qualifications and performance of each executive officer; (ii) the performance of EuroGas as measured by such factors as development activities and increased shareholder value; (iii) salaries provided by other companies inside and outside the industry that are of comparable size and at a similar stage of development, to the extent known; and (iv) our capital position and needs. The Board does not assign any specific weight to these factors in determining salaries.

     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual's contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 1997, 1998 and 1999, the Board did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board's desire to preserve capital for future growth and development.

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients' current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas. In the year ended December 31, 1999, pursuant to such delegation, the Compensation Committee awarded (in addition to the 1,000,000 options granted to Mr. Arleth pursuant to his employment agreement) a total of 950,000 options to purchase Common Stock at an exercise price of $.45 per share. Of such options, 350,000 were granted to Andrew Andraczke (key employee and director as of March 2000), and 250,000 were granted to Greg Fontana (director).

     Chief Executive Compensation. Based upon the Board's subjective impression of the salaries of presidents or chief executive officers of similarly situated companies (both inside and outside of our industry), EuroGas' progress in developing its interests, properties and operations and exploiting its assets and the Board's subjective assessment of the potential and actual contributions of Mr. Arleth, the Board approved an employment agreement with Mr. Arleth in early 1999 pursuant to which he is entitled to receive (i) a base salary of $400,000 per year, (ii) options to purchase 1,000,000 shares of common stock (granted on April 20, 1999 at an exercise price of $0.85 per share, (iii) a housing allowance of not less than $1,750 per week, and (iv) a commodities and services allowance of not less than $600 per week. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to Mr. Arleth or any other executive officer for the 1999 fiscal year.

     Use of Consultants. We anticipate continuing to rely on both executive management and outside consultants in connection with the acquisition of additional projects and the initial development of existing projects. However, we anticipate that, if able to establish ongoing revenues from production, we will retain management personnel as employees of EuroGas and compensate them on a salary basis, based on comparable compensation packages offered by employers within our general industry and geographical area.

     The  foregoing  report  is  submitted  by  the  Compensation
Committee, which consists of all Board members.

                                             Karl Arleth
                                             Gregory Fontana
                                             Andrew Andraczke

                        Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our Common Stock for the period beginning August 3, 1994 (the date the Common Stock was first quoted in the over-the-counter market) and ending December 31, 1999, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

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

[GRAPH --Total Return To Stockholders]

   Total Return Analysis
                            12/30/94   12/29/95   12/31/96   12/31/97   12/31/98   12/31/99
                            --------   --------   --------   --------   --------   --------
   EuroGas                  $ 100.00   $  51.85   $ 120.37   $ 200.00   $  46.30   $  15.11
   HW BBG Oilfield Svc. &
     Manf'g                 $ 100.00   $ 146.32   $ 236.64   $ 359.99   $ 179.46   $ 260.02
   Nasdaq Composite         $ 100.00   $ 140.98   $ 173.46   $ 211.87   $ 297.02   $ 552.81

     (Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677.
       Date from Bloomberg Financial Markets.)

 The figures for EuroGas reflect a 24-to-1 reverse stock split of our common shares effective 9/6/94.

 Item 12.   Security Ownership of Certain Beneficial Owners and
                           Management


     The   following  beneficial  ownership  table   sets   forth
information regarding beneficial ownership of our Common Stock as of April 15, 2000 by:

     . each person or entity who is known by us to own beneficially 5% or more of the outstanding shares of our Common Stock;

     .    each of our directors;

     .    our present and former chief executive officer and former
          Vice President and Treasurer (our only other executive officer during 1999); and

     .    all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our Common Stock as of April 15, 2000, plus those shares of our Common Stock that the stockholder has the right to acquire within 60 days.
Consequently, the denominator for calculating the percentage ownership may be different for each stockholder.

     The   table  is  based  upon  information  provided  by  our
directors and executive officers.


                            Amount and Nature of Beneficial
                            Ownership as of April 15, 2000(1)
                            -------------------------------------------------
                                         Exercisable
Name and Address of            Common    Options &       Total
Beneficial Owner               Shares    Warrants(2)   Ownership   Percent(3)
------------------------    ----------   -----------  -----------  ----------
Principal Stockholders:

Wolfgang Rauball(4)          9,671,429    17,192,858   26,864,287    22.78%

Officers, Directors and
Controlling Persons:

Karl Arleth, President
and Director                     Nil       1,000,000    1,000,000      *
22 Upper Brook Street
Mayfair, London W1Y 1PD

Dr. Gregory P. Fontana,          Nil         350,000      350,000      *
Director
2269 Worthing Lane
Los Angeles, California 90077

Andrew Andraczke, Director       Nil         350,000      350,000      *
Warsaw:str. Lektykarska 18
01-687 Warszawa, Poland

Hank Blankenstein, Director,     Nil         200,000      200,000      *
Vice President and Treasurer
until March 2000.
942 East 7145 South
Suite 101A
Midvale, Utah 84047

Hans Fisher, Director
until March 2000                 Nil         100,000      100,000      *
9 Via Arribo Rancho Sta.
Margarita, California 92688

Rudolph Heinz, Director
until April, 2000,               Nil               0            0     Nil
Niedenau 82
60352 Frankfurt/Main
Germany

All officers and directors       Nil       2,000,000    2,000,000     1.9%
as a group (3 persons)


     * Represents less than 1% of the issued and outstanding
         _________________________

     (1) Unless otherwise indicated, to our best knowledge, all stock is owned beneficially and of record by the listed stockholder, and each stockholder has sole voting and investment power with respect to our Common Stock beneficially owned by such person.

     (2)  Represents  options or warrants exercisable  within  60 days of April 15, 2000, held by such individual or entity.

     (3) The percentage indicated represents the number of shares of our Common Stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by such stockholder within 60 days and (b) 100,736,979, which is the number of shares of our Common Stock issued and outstanding as of April 15, 2000.

     (4)  Includes   shares   in  which  Mr.  Rauball   disclaims
          beneficial ownership and which he temporarily holds as a nominee for other persons.

    Item 13.  Certain Relationships and Related Transactions

     On or about January 12, 2000, we issued four convertible debentures in the aggregate face amount of $3,000,000 in exchange for an aggregate of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments made by investors on behalf EuroGas to creditors of EuroGas in the amount of $986,376.
The debentures were issued to Wolfgang Rauball and certain affiliates of Wolfgang Rauball, who directly or indirectly owns 22.78% percent of our outstanding common stock as of April 15, 2000, and serves as a consultant to us. The convertible debentures accrue interest at the rate of prime plus two percent per annum. Payment of the principal amount of the convertible debentures is due  on  February  10,  2001,  and accrued  interest  is  payable
annually  beginning  on  January 8,  2001.   Each  $1,000,000  in
principal amount of convertible debenture is convertible into (a) shares of common stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of convertible debenture), and (b) warrants to purchase one share of our common stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of convertible debenture). Each such warrant entitles the holder to purchase one share of our common stock for an exercise price of $0.35. As of April 15, 2000, Mr. Rauball and his affiliates had converted all $3,000,000 in principal amount of convertible debentures in exchange for 8,571,429 shares of our common stock and 17,142,858 warrants to purchase common stock.


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

               C. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

               D.   Consolidated   Statements  of   Shareholders'
                    Equity for the years ended December 31, 1997, 1998 and 1999

               E. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

               F.   Notes to Consolidated Financial Statements

     2.   Exhibits.


Exhibit
Number          Title of Document                         Location


 2.1     Exchange Agreement between Northampton, Inc.   Report on Form 8-K
         and Energy Global, A.G.                        dated August 3, 1994,
                                                        Exhibit No. 1*

 2.2     Agreement and Plan of Merger between           Report on Form 8-K
         EuroGas, Inc., and Danube International        dated July 12, 1996,
         Petroleum Company, Inc., dated July 3,         Exhibit No. 5*
         1996, as amended

 2.3     English translation of Transfer Agreement      Report on Form 8-K
         between EuroGas and OMV, Inc. for the          dated June 11, 1997
         Acquisition of OMV (Yakut) Exploration GmbH    Exhibit No. 1*
         dated June 11, 1997

 2.4     Asset Exchange Agreement between EuroGas,      Report on Form S-1
         Inc., and  Beaver River Resources, Ltd.,       dated July, 23, 1998
         dated April 1, 1988                            Exhibit No. 2.03*

 3.1     Articles of Incorporation                      Registration Statement
                                                        on  Form S-18, File
                                                        No. 33-1381-D
                                                        Exhibit No. 1*

 3.2     Amended Bylaws                                 Annual  Report on
                                                        Form 10-K for the
                                                        fiscal year ended
                                                        September 30, 1990,
                                                        Exhibit No. 1*

 3.3     Designation of Rights, Privileges,             Quarterly Report on
         and Preferences of 1995 Series                 Form 10-QSB dated
         Preferred Stock                                March 31, 1995,
                                                        Exhibit No. 1*

 3.4     Designation of Rights, Privileges,             Report on Form 8-K
         and Preferences of 1996 Series Preferred       dated July 12, 1996,
         Stock                                          Exhibit No. 1*

 3.5     Designation of Rights, privileges, and         Report on Form 8-K
         Preferences 1997 Series A Convertible          dated May  30, 1997
         Preferred Stock                                Exhibit No. 1*

 3.6     Designation of Rights, Privileges, and         Report on Form S-1
         Preferences of 1998 Series B Convertible       Dated July 23, 1998
         Preferred Stock                                Exhibit No. 3.06*

 3.7     Articles of Share Exchange                     Report on Form 8-K
                                                        dated August 3, 1994,
                                                        Exhibit No. 6*

 3.8     Designation of Rights, Privileges, and         Registration Statement
         Preferences of 1999 Series C 6%                on Form S-1, File No.
         Convertible Preferred Stock                    No. 333-92009, filed
                                                        on December 2, 1999

 4.1     Subscription Agreement between EruoGas,        Report on Form S-1
         Inc., and Thomson Kernaghan & Co., Ltd.,       dated July 23, 1998
         dated May 29, 1998                             Exhibit  No. 4.01*

 4.2     Warrant Agreement dated July  12, 1996,        Report on Form 8-K
         with Danube Shareholder                        dated July 12, 1996,
                                                        Exhibit No. 2*

 4.3     Registration Rights Agreement Between          Report on Form S-1
         EuroGas, Inc., and Thomson Kernaghan           dated July 23, 1998
         & Co., Ltd., dated May 29, 1998                Exhibit No. 4.02*

 4.4     Registration Rights Agreement dated            Report on Form 8-K
         July 12, 1996, with Danube Shareholder         dated July 12, 1996
                                                        Exhibit No. 3*

 4.5     Registration Rights Agreement by and           Report on Form S-1
         among EuroGas, Inc., and Finance               dated July 23, 1998
         Credit & Development Corporation,              Exhibit No. 4.06*
         Ltd., dated June 30, 1997

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

 21.1   Subsidiaries                                    Annual Report on
                                                        Form 10-KSB for the
                                                        Fiscal year ended
                                                        December 31, 1995,
                                                        Exhibit No. 24*

 23.1   Consent of Ryder Scott Company,                 Registration Statement
        Petroleum Engineers                             on Form S-1 dated July
                                                        23, 1998*

 24     Power of Attorney                               Included on the
                                                        Signature Page hereof.

 27.1   Financial Data Schedule                         Filed herewith

--------------------------------
*Incorporated by reference

(b)   Reports on Form 8-K

     During  the  last quarter of the fiscal year ended  December
     31, 1999, we did not file any reports on Form 8-K.

(c)  Exhibits

     Exhibits to this Report are attached following Page F-1 hereof.

(d)  Financial Statement Schedules

     None.

                           SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this Amendment to be signed on its behalf by the undersigned, hereunto duly authorized, on July 31, 2000.

                                   EUROGAS, INC.


                                   By    /s/ Karl Arleth
                                     ------------------------------
                                      Karl Arleth, President
                                      (Principal Executive Officer)

                    EUROGAS, INC. AND SUBSIDIARIES


                          TABLE OF CONTENTS


                                                                 Page

     Report of Independent Certified Public Accountants          F-2

     Consolidated Balance Sheets--December 31, 1999
        and 1998                                                 F-3

     Consolidated Statements of Operations for the Years
       Ended December 31, 1999, 1998 and 1997                    F-4

     Consolidated Statements of Stockholders' Equity (Deficit)
      for the Years Ended December 31, 1997, 1998 and 1999       F-5

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1999, 1998 and 1997                     F-7

     Notes to Consolidated Financial Statements                  F-9

     Supplemental Information Regarding Oil and Gas
       Producing Activities                                      F-27

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


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 16, 2000, except for Notes 2 and 17, as to which the date is June 22, 2000.

                    EUROGAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                  --------------------------
                                                      1999         1998
                                                  ------------  ------------
                                ASSETS
Current Assets
  Cash and cash equivalents                       $  1,047,141  $  7,489,510
  Investment in securities available-for-sale          317,084     1,088,488
  Trade accounts receivable                            907,269     1,107,508
  Value added tax receivables                        1,057,628       431,235
  Receivable from joint venture partners             1,217,149     1,751,292
  Other receivables                                     74,696       788,291
  Other current assets                                 236,044       457,899
                                                  ------------  ------------
     Total Current Assets                            4,857,011    13,114,223
                                                  ------------  ------------
Property and Equipment - Full Cost Accounting
  Oil and gas properties subject to amortization    21,553,571    18,064,186
  Oil and gas properties not subject to
   amortization                                     26,862,072    32,763,353
  Other mineral interests                              755,539       709,570
  Other property and equipment                       1,052,098       580,017
                                                  ------------  ------------
     Total Property and Equipment                   50,223,280    52,117,126
  Less: accumulated depletion depreciation
   and amortization                                 (2,060,386)     (307,054)
                                                  ------------  ------------
     Net Property and Equipment                     48,162,894    51,810,072
                                                  ------------  ------------
Other Investments at Cost                              358,857            --

Long-Term Notes Receivable                             500,000            --

Receivable From Related Party                               --       200,000

Other Assets                                            89,816       210,092
                                                  ------------  ------------
Total Assets                                      $ 53,968,578  $ 65,334,387
                                                  ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                $  4,085,777  $  4,060,125
  Accrued liabilities                                3,554,095     2,618,014
  Accrued income taxes                                 708,931       870,836
  Accrued settlement obligation                     12,527,000            --
  Notes payable - current portion                    4,155,492     4,010,729
  Notes payable to related parties                   1,329,161     1,346,204
                                                  ------------  ------------
Total Current Liabilities                           26,360,456    12,905,908
                                                  ------------  ------------
Long-Term Liabilities
  Notes payable                                             --     1,226,816
  Notes payable to related parties                          --       613,408
                                                  ------------  ------------
Total Long-Term Liabilities                                 --     1,840,224
                                                  ------------  ------------
Minority Interest                                    3,824,903     2,865,376

Stockholders' Equity
  Preferred stock, $.001 par value; 3,661,968
   shares authorized; issued and outstanding:
   1999 - 2,394,028 shares, 1998 - 2,393,728
   shares; 1999 liquidation preference:
   $2,561,291                                        2,001,949     1,733,027
  Common stock, $.001 par value; 325,000,000
   shares authorized; issued and outstanding:
   1999 - 86,835,838 shares, 1998 - 76,254,630
   shares                                               86,836        76,255
  Additional paid-in capital                       102,032,174    92,833,328
  Accumulated deficit                              (76,471,799)  (46,082,787)
  Accumulated other comprehensive loss              (3,865,941)     (836,944)
                                                  ------------  ------------
     Total Stockholders' Equity                     23,783,219    47,722,879
                                                  ------------  ------------
Total Liabilities and Stockholders' Equity        $ 53,968,578  $ 65,334,387
                                                  ============  ============

The accompanying notes are an integral part of these financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended December 31,
                                                    ----------------------------------------
                                                        1999          1998          1997
                                                    ------------  ------------  ------------
Oil and Gas Sales                                   $  4,973,508  $    879,404  $         --
                                                    ------------  ------------  ------------
Costs and Operating Expenses
   Oil and gas production                              1,330,526       305,009            --
   Impairment of mineral interests and equipment       7,217,426     3,512,792     1,972,612
   Depreciation, depletion, and amortization           1,810,176       293,955        25,637
   Settlement costs                                   12,527,000            --            --
   General and administrative                          8,485,939     7,804,401     6,716,365
                                                    ------------  ------------  ------------
     Total Costs and Operating Expenses               31,371,067    11,916,157     8,714,614
                                                    ------------  ------------  ------------
Other Income (Expenses)
   Interest income                                       179,538       593,570       517,845
   Other income                                          103,878       152,776        43,123
   Interest expense                                     (567,195)     (465,371)   (3,680,090)
   Loss on sale and impairment of securities
     and equipment                                    (1,682,045)           --            --
   Foreign exchange net gains (losses)                   170,315      (130,419)      331,837
   Minority interest in income of subsidiary            (753,599)     (137,983)           --
                                                    ------------  ------------  ------------
     Total Other Income (Expense)                     (2,549,108)       12,573    (2,787,285)
                                                    ------------  ------------  ------------
Net Loss                                             (28,946,667)  (11,024,180)  (11,501,899)

Preferred Dividends                                    1,442,345     2,861,301       423,530
                                                    ------------  ------------  ------------
Loss Applicable to Common Shares                    $(30,389,012) $(13,885,481) $(11,925,429)
                                                    ============  ============  ============
Basic and Diluted Loss Per Common Share             $      (0.36) $      (0.22) $      (0.22)
                                                    ============  ============  ============
Weighted Average Number of Common
  Shares Used In Per Share Calculation                83,368,053    64,129,062    54,705,726
                                                    ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                       Total
                            Preferred Stock              Common Stock          Additional                Other      Stockholders'
                        -------------------------  ------------------------    Paid-in     Accumulated   Compre-       Equity
                           Shares        Amount         Shares     Amount       Capital       Deficit  hensive Loss   (Deficit)
                        -----------  ------------  ------------  ----------  ------------  ------------  ---------  ------------
Balance - December 31,
 1996                     3,641,968  $    198,541    49,143,862  $   49,144  $ 14,648,023  $(20,271,877) $ (14,749) $ (5,390,918)

Net loss                         --            --            --          --            --   (11,501,899)        --   (11,501,899)
Dividends on preferred
\ shares                          --            --            --          --            --      (423,530)        --      (423,530)
                                                                                                                    ------------
Comprehensive loss                                                                                                   (11,925,429)
                                                                                                                    ------------
Issuance of common stock
 and 2,200,000 options
 for cash, net of $75,000
 offering costs                  --            --     4,929,999       4,930    20,170,070            --         --    20,175,000
Conversion of notes payable
 and related interest            --            --     2,646,907       2,647    10,945,344            --         --    10,947,991
Issuance for cash, net of
 $1,750,000 offering costs   15,000    13,018,511        50,000          50       231,439            --         --    13,250,000
Warrants granted in
 connection with acquisition
 of OMV (Jakutien)
 Exploration GmbH                --            --            --          --     1,150,000           --          --     1,150,000
Conversion of 1996 Series
 Preferred shares and
 related accrued
 dividends               (1,250,000)      (73,716)    2,500,001       2,500       143,990           --          --        72,774
Conversion of 1997
 Series Preferred
 shares and related
 dividends                  (14,740)  (12,792,857)    2,763,165       2,763    13,022,642           --          --       232,548
Issuance to acquire
 minority interest in
 subsidiary                      --            --       250,000         250       999,750           --          --     1,000,000
                        -----------  ------------  ------------  ----------  ------------  -----------  ----------  ------------
Balance - December
 31, 1997                 2,392,228       350,479    62,283,934      62,284    61,311,258  (32,197,306)    (14,749)   29,511,966
                                                                                                                    ------------
Net loss                         --            --            --          --            --  (11,024,180)         --   (11,024,180)
Dividends on preferred
 shares                          --            --            --          --            --   (2,861,301)         --    (2,861,301)
Net change in unrealized
 losses on securities            --            --            --          --            --           --    (379,266)     (379,266)
Translation adjustments          --            --            --          --            --           --    (442,929)     (442,929)
                                                                                                                    ------------
Comprehensive loss                                                                                                   (14,707,676)
                                                                                                                    ------------
Issuance of 1998 Series
 Preferred Shares for
 cash, net of $1,275,005
 offering costs              17,000    15,668,875        50,000          50        56,070           --          --    15,724,995
Beneficial conversion
 feature recognized on
 1998 Series B Preferred
 Shares                          --            --            --          --     2,550,000           --          --     2,550,000
Conversion of 1998 Series
 Preferred shares and
 related dividends          (15,500)  (14,286,327)    8,860,196       8,860    14,442,474           --          --       165,007
Issuance for financing
 and other services              --            --        60,500          61       226,064           --          --       226,125
Issuance upon exercise
 of stock options for
 cash                            --            --       100,000         100       149,900           --          --       150,000
Issuance of stock and
 warrants for oil and
 gas property interests          --            --     4,900,000       4,900    14,097,562           --          --    14,102,462
                        -----------  ------------  ------------  ----------  ------------ ------------  ----------  ------------
Balance - December
 31, 1998                 2,393,728  $  1,733,027    76,254,630  $   76,255  $ 92,833,328 $(46,082,787) $ (836,944) $ 47,722,879
                        ===========  ============  ============  ==========  ============  ===========  ==========  ============
                                                                                                                     (Continued)

The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (CONTINUED)

                                                                                                                       Total
                            Preferred Stock              Common Stock          Additional               Other      Stockholders'
                        -------------------------  ----------------------    Paid-in     Accumulated    Compre-       Equity
                           Shares        Amount         Shares    Amount       Capital       Deficit  hensive Loss   (Deficit)
                        -----------  ------------  ------------  --------  ------------  ------------  -----------  ------------
 Balance - December
  31, 1998                2,393,728  $  1,733,027    76,254,630  $ 76,255  $ 92,833,328  $(46,082,787) $  (836,944) $ 47,722,879
                                                                                                                    ------------
Net loss                         --            --            --        --            --   (28,946,667)          --   (28,946,667)
Dividends on preferred
 shares                          --            --            --        --            --    (1,442,345)          --    (1,442,345)
Net change in unrealized
 losses on securities            --            --            --        --            --            --   (2,360,980)   (2,360,980)
Reclassification
 adjustment for realized
 losses on securities
 included in net loss            --            --            --        --            --            --    1,671,393     1,671,393
Translation adjustments          --            --            --        --            --            --   (2,339,410)   (2,339,410)
Comprehensive loss                                                                                                   (33,418,009)
                                                                                                                    ------------
Issuance of Series B 1998
 preferred stock for
 proceeds of $6,500,000
 less $487,500 in issuance
 costs                        6,500     6,012,500            --        --           --            --          --      6,012,500
Beneficial conversion
 feature of 1998 Series
 preferred shares                --            --            --        --      901,875            --          --        901,875
Conversion of Series B
 preferred stock plus
 accrued dividends of
 49,729 shares, or
 $39,501                     (8,000)   (7,395,048)   10,576,208    10,576    7,423,973            --          --         39,501
Issuance of Series C
 preferred stock for
 proceeds of $1,800,000
 less $148,530 in
 issuance costs               1,800     1,651,470            --        --           --            --          --      1,651,470
Beneficial conversion
 feature of Series C
 preferred shares                --            --            --        --      360,000            --          --        360,000
Compensation related to
 the grant of stock
 options                         --            --            --        --      487,553            --          --        487,553
Issuance as payment
 of interest                     --            --         5,000         5       25,445            --          --         25,450
                        -----------  ------------  ------------  --------  -----------  ------------  -----------  -------------
Balance - December
 31, 1999                 2,394,028  $  2,001,949    86,835,838  $ 86,836 $102,032,174  $(76,471,799) $(3,865,941) $ 23,783,219
                        ===========  ============  ============  ======== ============  ============  ===========  ============

(1) Accumulated other comprehensive loss consisted of the following:

                                                       December 31,
                                                --------------------------
                                                   1999           1998
                                                -----------    -----------
    Cumulative translation adjustments          $(2,797,088)   $  (457,678)
    Unrealized loss on investments in
     securities-available-for-sale               (1,068,853)      (379,266)
                                                -----------    -----------
    Accumulated Other Comprehensive Loss        $(3,865,941)   $  (836,944)
                                                ===========    ===========

The accompanying notes are an integral part of these financial statements.

                      EUROGAS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended December 31,
                                                     ----------------------------------------
                                                        1999           1998          1997
                                                     ------------  ------------  ------------
Cash Flows From Operating Activities
 Net loss                                            $(28,946,667) $(11,024,180) $(11,501,899)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
    Impairment of mineral interests and equipment       7,217,426     3,512,792     1,972,612
    Accrued settlement obligations                     12,527,000            --            --
    Depreciation depletion and amortization             1,810,176       293,955        25,637
    Amortization of discount on notes payable              39,074            --            --
    Expenses paid by issuance of notes payable                 --            --     1,321,295
    Interest expense by issuance of common stock           25,450            --            --
    Compensation paid by issuance of common stock              --       226,125            --
    Compensation paid by reduction of note receivable     200,000            --            --
    Minority interest in income of subsidiary             753,599       137,983            --
    Compensation from stock options                       487,553            --            --
    Loss on sale of securities available for sale       1,671,393            --            --
    Exchange (gain) loss                                 (170,315)      130,419      (331,837)
    Changes in assets and liabilities, net of
     acquisitions:
       Trade receivables                                  (68,235)      (72,121)           --
       Other receivables                                 (238,945)      549,973        26,510
       Prepaid expense                                   (125,475)     (337,723)           --
       Accounts payable                                   669,777      (751,640)    1,814,545
       Accrued liabilities                                346,193      (812,107)    3,271,805
       Other                                                   --      (115,783)      156,451
                                                     ------------  ------------  ------------
    Net Cash Used in Operating Activities              (3,801,996)   (8,262,307)   (3,244,881)
                                                     ------------  ------------  ------------
Cash Flows From Investing Activities
 Expenditure for other investments                       (358,857)           --            --
 Purchases of mineral interests, property
  and equipment                                        (7,004,275)   (9,291,719)   (5,391,568)
 Proceeds from sale of interest in gas property
  and equipment                                           207,509            --       501,646
 Acquisition of subsidiaries, net of cash acquired             --    (2,159,363)   (6,314,287)
 Net change in deposits and long-term prepayments         408,391      (168,575)           --
 Investment in securities available-for-sale           (1,656,434)   (1,467,754)           --
 Proceeds from sale of securities available-for-sale       66,858            --            --
 Payments for notes receivable                           (600,000)     (500,000)           --
                                                     ------------  ------------  ------------
    Net Cash Used In Investing Activities              (8,936,808)  (13,587,411)  (11,204,209)
                                                     ------------  ------------  ------------
Cash Flows From Financing Activities
 Proceeds from issuance of notes payable
  to related parties                                           --            --       339,191
 Principal payments on notes payable to
  related parties                                        (218,355)     (999,439)     (905,866)
 Proceeds from issuance of notes payable                   57,506            --     1,135,729
 Principal payments on notes payable                     (981,611)   (3,192,109)   (2,707,551)
 Proceeds from issuance of common stock,
  net of offering costs                                        --       150,000    20,175,000
 Proceeds from issuance of preferred stock,
  net of offering costs                                 7,663,970    15,724,995    13,250,000
 Dividends paid on preferred stock                             --      (260,139)           --
 Proceeds from issuance of common stock by subsidiary          --       592,568            --
                                                     ------------  ------------  ------------
    Net Cash Provided By Financing Activities           6,521,510    12,015,876    31,286,503
                                                     ------------  ------------  ------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                    (225,075)       75,685      (232,351)
                                                     ------------  ------------  ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                      (6,442,369)   (9,758,157)   16,605,062

Cash and Equivalents at Beginning of Period             7,489,510    17,247,667       642,605
                                                     ------------  ------------  ------------
Cash and Equivalents at End of Period                $  1,047,141  $  7,489,510  $ 17,247,667
                                                     ============  ============  ============
                                                                                  (Continued)

The accompanying notes are an integral part of these financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         For the Years Ended December 31,
                                                     ----------------------------------------
                                                        1999           1998          1997
                                                     ------------  ------------  ------------
 Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                            $    376,700  $    485,157  $    362,622

Supplemental Schedule of Noncash Investing and
  Financing Activities
Common stock and stock options issued to
 acquire property                                    $         --  $ 14,102,462  $         --
Common stock issued upon conversion of
 notes payable and accrued interest                        25,450            --    10,947,991
Common stock issued as payment of preferred dividends      39,502       165,008       305,322
Beneficial conversion feature granted in
 connection with preferred stock                        1,261,875     2,550,000            --
Common stock issued to acquire minority interest
 in subsidiary                                                 --            --     1,000,000
Assigned note receivable in satisfaction of
 note payable                                             600,000            --            --

Cash paid in connection with business acquisitions:
  Fair value of assets acquired                                    $ 11,923,200  $  7,506,621
  Excess property cost over fair value                                3,512,792            --
  Liabilities assumed and incurred                                   (7,484,675)      (28,317)
  Obligation to sellers                                                      --            --
  Minority interest recognized                                       (2,112,348)           --
  Common stock issued                                                        --            --
  Stock options granted                                                      --    (1,150,000)
                                                                   ------------  ------------
     Cash paid                                                        5,838,969     6,328,304
  Less cash acquired                                                 (3,679,606)      (14,017)
                                                                   ------------  ------------
     Net Cash Paid (Received)                                      $  2,159,363  $  6,314,287
                                                                   ============  =============

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

Business Condition--Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $76,471,799 since their inception in 1995 through December 31, 1999. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive working capital and stockholders' equity at December 31, 1998 and had positive stockholders' equity at December 31, 1999, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

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

Loss Per Share -- Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred stock resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because 19,079,713, 17,004,647 and 13,450,000 potentially issuable common shares at December 31, 1999, 1998 and 1997, respectively, would have decreased the loss per share and have been excluded from the calculation.

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

NOTE 2 - RESTATEMENT

The accompanying financial statements have been restated to reflect the recognition of additional settlement obligations of $8,127,000, to reduce accrued liabilities of $697,608 and recognize additional expense related to stock options granted in the amount of $158,215. As described in Note 17 - Commitments and Contingencies, on June 16, 2000, the Company entered into a settlement agreement in satisfaction of a $19,773,113 default judgement entered against the Company on March 16, 2000. Considering certain counterclaims and assignments, the Company initially estimated an obligation pursuant to the default judgement in the amount of $3,400,000 and recorded a charge to operations in the same amount for the year ended December 31, 1999. The cost of the settlement obligation under the terms of the settlement agreement was $11,527,000, an increase of $8,127,000 or $0.10 per share. In addition to the increase in the settlement obligations, accrued liabilities at December 31, 1999 decreased by $697,608 or $0.01 per share, after reclassifying a related party note payable to accrued liabilities in the amount of $225,206. Also, liabilities carried by the Company had been previously paid or otherwise satisfied by the Company and expensed. As a result of this restatement, accumulated deficit increased $7,158,215 or $0.09 per share for the year ended December 31, 1999.

NOTE 3 - PROPERTY ACQUISITIONS

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

Summary unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assuming the acquisition of Big Horn had occurred on January 1, 1997, excluding non-recurring items, are as follows:

                                                1998          1997
                                            ------------   ------------
     Revenues                               $  2,138,415   $  1,916,000
     Net loss                                 (7,528,473)   (14,538,000)
     Net loss applicable to common shares    (10,389,774)   (14,962,000)
     Net loss per common share                     (0.16)         (0.27)

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

Acquisition of Oil Refinery--During 1999, EuroGas made a $358,857 payment towards the purchase of a 40% interest in an operating oil refinery in Slovenia. Upon governmental approval, EuroGas will be obligated to make an additional investment of approximately $500,000 for the interest.

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

NOTE 4 - RECEIVABLE FROM RELATED PARTIES

On December 7, 1998, a wholly-owned subsidiary of EuroGas executed a promissory note with an officer and member of management in the amount of $200,000. During March 1999, the note was forgiven in exchange for services performed by the director. The Company recognized $200,000 as consulting expense related to this transaction.

NOTE 5 - NOTES RECEIVABLE

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

NOTE 6 - INVESTMENT IN EQUITY SECURITIES

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

Investment in securities available-for-sale consisted of the following:

                                           December 31,   December 31,
                                               1999           1998
                                           -----------     -----------
          Cost                             $ 1,385,937     $ 1,467,754
          Gross unrealized losses           (1,068,853)       (379,266)
                                           -----------     -----------
          Estimated fair value             $   317,084     $ 1,088,488
                                           ===========     ===========

EuroGas sold 139,000 shares of United Gunn during the year ended
December 31, 1999, for $100,557 which resulted in a realized loss of $71,801. The cost of securities sold was determined by the average cost method.

NOTE 7 - MINERAL INTERESTS IN PROPERTIES AND EQUIPMENT

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

Amortization of Mineral Interest Properties -- Prior to 1998, EuroGas had no property subject to amortization. Through the acquisition of Big Horn, EuroGas acquired properties with both proved and unproved reserves. Certain of the Big Horn reserves are in production and are being amortized. In addition to the Canadian property, the extent of reserves relating to Company's interests in the Slovak Trebisov oil and gas properties was established in May 1998 when an independent reserve report relating to those properties was obtained and which reported proved reserves of oil and gas. Accordingly, the cost of those properties were reclassified in 1998 as oil and gas properties subject to amortization. The wells drilled on the property have been completed; however, a gas gathering system is yet to be constructed. As described more fully in Note 15 - Commitments and Contingencies, a dispute arose as a result of a conflicting property claim, and work to bring the wells into production has been suspended. Amortization will begin when and if production begins from wells on that property.

The following is a summary of changes to oil and gas properties:

                                                     December 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
Properties Subject to Amortization
  Cost at beginning of period         $ 18,064,186  $         --  $         --
  Reclassification from
     properties not subject to
     amortization                          333,465     8,333,863            --
  Acquisition costs                      1,752,245     8,784,050            --
  Development costs                      2,830,308     4,459,065            --
  Proceeds from sale of property          (167,371)           --            --
  Less ceiling test and valuation
    adjustments                                 --    (3,512,792)           --
  Translation adjustments               (1,259,262)           --            --
                                      ------------  ------------  ------------
  Cost at end of period                 21,553,571    18,064,186            --
  Less depreciation, depletion and
   amortization                         (1,817,371)     (220,600)           --
                                      ------------  ------------  ------------
  Net Properties Subject to
   Amortization                       $ 19,736,200  $ 17,843,586  $         --
                                      ============  ============  ============

Properties Not Subject To Amortization
  Cost at beginning of period         $ 32,763,353  $ 22,723,660  $ 14,252,754
  Acquisition costs                      1,259,696    17,804,072     7,574,601
  Exploration costs                      1,327,737       573,569     3,368,917
  Reclassification to properties
   subject to amortization                (333,465)   (8,333,863)           --
  Proceeds from sale of property           (53,232)           --      (500,000)
  Less accumulated valuation and
     adjustments                        (6,775,114)           --    (1,972,612)
  Translation adjustment                (1,326,903)       (4,085)           --
                                      ------------  ------------  ------------
  Net Property Not Subject to
     Amortization at End of Period    $ 26,862,072  $ 32,763,353  $ 22,723,660
                                      ============  ============  ============
  Other Mineral Interest Property
     Cost at beginning of year        $    709,570  $         --  $         --
     Property costs                         45,969            --            --
     Acquisition costs                          --       709,570            --
                                      ------------  ------------  ------------
  Net Other Mineral Interest Property $    755,539  $    709,570  $         --
                                      ============  ============  ============

NOTE 8 - OTHER PROPERTY AND EQUIPMENT

Other property and equipment consisted of the following:

                                                     December 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
  Land                                $         --  $         --  $     22,156
  Buildings                                     --        19,571        92,914
  Equipment                              1,052,098       560,446       895,702
                                      ------------  ------------  ------------
                                         1,052,098       580,017     1,010,772
  Less:  Accumulated depreciation         (243,015)      (86,454)     (767,177)
                                      ------------  ------------  ------------
  Net Other  Property and Equipment   $    809,083  $    493,563  $    243,595
                                      ============  ============  ============

NOTE 9 - GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment and other non-current assets were located in the following geographic areas:

                                                     December 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
   Canada                             $ 20,039,572  $ 15,995,000  $         --
  Eastern Europe and Russia             28,571,995    36,025,164    23,303,815
                                      ------------  ------------  ------------
  Total Property and Equipment
   and Other Assets                   $ 48,611,567  $ 52,020,164  $ 23,303,815
                                      ============  ============  ============

Sales and net loss were in the following geographic areas:

                                                     December 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------

Oil and Gas Sales -  Canada           $  4,973,508  $    879,404  $         --
                                      ============  ============  ============
Net Loss
  United States (Corporate)           $(17,687,833) $ (2,625,306) $ (4,915,997)
  Canada                                   757,781    (3,362,517)           --
  Eastern Europe and Russia            (12,016,615)   (5,036,357)   (6,585,902)
                                      ------------  ------------  ------------
Net Loss                              $(28,946,667) $(11,024,180) $(11,501,899)
                                      ============  ============  ============

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

During October 1999, the Company reached a settlement agreement on a defaulted loan from a former director with principal owed of $225,206 and accrued interest of $163,071. Pursuant to the terms of the agreement, the Company will pay $130,000 in cash and will issued common stock with a market value of $440,000.

Notes payable to related parties were as follows:
                                                          December 31,
                                                   --------------------------
                                                       1999         1998
                                                   ------------  ------------
  Loan from a former director, due on demand
   with interest at 10%, unsecured                 $         --  $    290,206
  Loans from companies associated with a
   director, due in 1999 with interest at 7.0%
   to 10%, unsecured                                    600,983       960,481
  Loan from a director, due in 1999 and 2000,
   interest: 7.5%  to 10%, unsecured                    613,221       606,951
  Loans from a former director and his
   affiliates, interest at 7.5% to 10%, due on
   demand, unsecured                                    119,284       119,284
  Less: discount on note                                 (4,327)      (17,310)
                                                   ------------  ------------
  Total Notes Payable to Related Parties              1,329,161     1,959,612
  Less: Current Portion                              (1,329,161)   (1,346,204)
                                                   ------------  ------------
  Notes Payable to Related Parties - Long-Term     $         --  $    613,408
                                                   ============  ============

NOTE 11 - NOTES PAYABLE

Other loans and notes payable were as follows:
                                                          December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
  Loans due 1999, interest at 10%, unsecured       $    329,907  $    336,359
  Line of credit with a bank, payable by a
   subsidiary on demand with interest at 1%
   above the bank's prime, and secured by all
   of the subsidiaries assets                         3,314,136     3,708,990
  7.5% Notes due in 2000, unsecured                     520,105     1,226,816
  Less: Discount on note                                 (8,656)      (34,620)
                                                   ------------  ------------
  Total Notes Payable                                 4,155,492     5,237,545
  Less: Current Portion                              (4,155,492)   (4,010,729)
                                                   ------------  ------------
  Note Payable - Long-Term                         $         --  $  1,226,816
                                                   ============  ============

NOTE 12 - INCOME TAXES

Deferred tax assets are comprised of the following:

                                                         December 31,
                                                   --------------------------
                                                      1999           1998
                                                   ------------  ------------
     Tax loss carry forwards                       $  7,424,514  $  4,904,209
     Property and equipment                          (4,298,723)           --
     Impairment losses                                2,997,925            --
     Reserves for contingencies                       1,496,000       396,863
     Less:  Valuation allowance                      (7,619,716)   (5,301,072)
                                                   ------------  ------------
     Net Deferred Tax Asset                        $         --  $         --
                                                   ============  ============

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                                1999         1998          1997
                                            ------------  ------------  ------------
    Tax at statutory rate (34%)             $ (9,788,074) $ (3,748,221) $ (3,910,646)
    Non-deductible expenses                    6,794,233     1,729,396            --
    State taxes, net of federal benefit         (227,710)     (195,944)     (154,969)
    Deferred tax asset valuation change        2,318,643       603,635     2,280,330
    Effect of lower tax rates and foreign
     losses with no federal benefit              902,908     1,611,134     1,785,285
                                            ------------  ------------  ------------
    Total Income Tax Benefit                $         --  $         --  $         --
                                            ============  ============  ============

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

NOTE 13 - RELATED PARTY TRANSACTIONS

Effective October 21, 1999, the Company transferred all its shares of EuroGas Deutschland GmbH to a related party for its fair value of $0. The Company was required to fund EuroGas Deutschland GmbH's deficit of $98,898 before the transfer could be made.

Related party loans are described in Note 9--Notes Payable To Related Parties and loans to related parties are described in Note 3--
Receivable From Related Parties.

During 1997, a shareholder advanced $2,023,306 as a short-term loan to EuroGas. In connection with this loan, the shareholder retained control of the proceeds from an issuance of common shares during 1997 by EuroGas and paid Company obligations from those proceeds. The shareholder received $104,493 for management services from these funds.

NOTE 14 - STOCKHOLDERS' EQUITY

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

The following is a summary of the preferred stock outstanding at December 31, 1999:

                                                                          Annual
                                           Liquidation  Preference  Dividend Requirement
                               Shares      -----------------------  ---------------------
Designation                  Outstanding   Per Share     Total      Per Share    Total
                             ------------  ---------  ------------  ---------  ----------
1995 Series                     2,391,968  $    0.10  $    239,197  $    0.05  $  119,598
1997 Series A Convertible             260      1,000       260,000      60.00      15,600
Series C Convertible                1,800      1,000     1,800,000      60.00     108,000
                             ------------  ---------  ------------  ---------  ----------
Total                           2,394,028             $  2,299,197             $  243,198
                             ============             ============             ==========

Common Stock - During 1999, 8,000 shares of 1998 Series preferred stock were converted, according to the conversion factors mentioned, into 10,576,208 common shares at a weighted-average price of $0.79 per share. In connection with the conversion, 49,729 common shares were issued for $39,502 in accrued dividends on the converted 1998 Series shares at a weighted average price of $0.79 per common share. Also during 1999, the Company issued 5,000 common shares as payment of interest on notes payable.

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

NOTE 15 - STOCK OPTIONS

During October 1999, the Company granted 250,000 options related to a settlement agreement. The options granted vest immediately and are exercisable at $1.00 per share for a period of five years. The Company recognized expense in the amount of $140,509 when granted.

EuroGas granted options to employees and consultants during 1999.
Options for 950,000 shares were authorized and granted on October 22, 1999. The options granted vested immediately and are exercisable at $0.45 for a period of ten years. Compensation in the amount of $347,044 was recognized when granted.

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

EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants prior to 1998 based on the intrinsic value of the options on the date granted. Since 1999, EuroGas has accounted for options granted to consultants and directors according to their fair value as prescribed in SFAS No. 123, Accounting for Stock Based Compensation. Had compensation cost for EuroGas' Stock Option and Award Plan been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, EuroGas' loss applicable to common shares and loss per common share for the year ended December 31, 1999, 1998, and 1997 would have been increased to the pro forma amounts shown below.

                                                          December 31,
                                            ----------------------------------------
                                               1999           1998          1997
                                            ------------  ------------  ------------
 Net loss applicable to common shares:
     As reported                            $(30,389,012) $(13,885,481) $(11,925,429)
     Pro forma                               (31,447,876)  (13,885,481)  (11,925,429)

 Basic and diluted net loss per common share:
     As reported                            $      (0.36) $      (0.22) $      (0.22)
     Pro forma                                     (0.38)        (0.22)        (0.22)


The fair value of option granted during 1999, 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998, 1997 and 1996, respectively: average risk-free interest rate - 4.85 - 6.0%, 5%, 5.7% and 5.7%; expected volatility - 120.0 - 126.2%, 63.5%, 95.5% and
82.6%; expected life - 5 - 10 years, 2.0 years, 1.4 years and 5.0 years.

A summary of the status of stock options as of December 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:


                                           1999                  1998                 1997
                                    --------------------  -------------------  ---------------------
                                                Weighted-           Weighted-             Weighted-
                                                 Average             Average               Average
                                                 Exercise            Exercise              Exercise
                                      Shares      Price     Shares     Price      Shares     Price
                                    ----------  --------  ----------  --------  ----------  --------
Outstanding at beginning of year     2,000,000   $  1.50   2,000,000  $   1.50   2,000,000  $   1.50
Granted                              2,200,000      0.74          --         -          --         -
Exercised                                   --         -          --         -          --         -
Expired                               (200,000)     1.50          --         -          --         -
                                    ----------  --------  ----------  --------  ----------  --------
Outstanding at end of year           4,000,000      1.08   2,000,000      1.50   2,000,000      1.50
                                    ==========            ==========            ==========
Exercisable at end of year           2,950,000      1.12   1,900,000      1.50   1,850,000      1.50
                                    ==========            ==========            ==========
Weighted-average fair value of
   options granted during the year  $     0.71            $       --            $       --


Options outstanding at December 31, 1999 were exercisable at prices ranging from $0.95 to $1.50 with remaining contractual lives from 1.0 to 10 years and an average contractual life of 5.5 years.

NOTE 16 - STOCK WARRANTS

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

An assertion has been made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah, Central Division due to lack of response by EuroGas. At April 14, 2000, EuroGas had retained counsel and estimated its liability to be $3,400,000. Management believed at that time that EuroGas had mitigated the effect of the claim against it because of counter claims and assignments. Accordingly, EuroGas and its legal counsel estimated that after the counter claims and assignments, the remaining amount probable of loss resulting from the claim was approximately $3,400,000. However, EuroGas did not pursue the counter claims and planned assignments and on June 16, 2000, the Company entered into a settlement agreement, with the holders of the registration rights in satisfaction of the default judgement. Under the terms of the agreement, the Company is required to issue 3,700,000 shares of its common stock and an option to purchase an additional 3,000,000 shares of common stock exercisable in one year at an exercise price of $0.65 per share. The terms of the agreement further require the Company to register the shares of common stock issued and to pay, either in cash or additional common stock, the difference between $3.00 per share and

                                F-22
<PGAE>

the market value of the shares of common stock received by the holders of the registration rights upon exercise of the options. The Company has recognized a charge of $11,527,000 related to the settlement agreement against its operations during the year ended December 31, 1999.

As discussed further in Note 11 - Income Taxes, EuroGas has proposed a settlement of its tax liability in the Kingdom of the Netherlands.

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

The Company leases office facilities from various lessors in the United States, Poland, Ukraine, the Netherlands, and the United Kingdom. Rent expenses for the years ended December 31, 1999, 1998 and 1997 were $517,354, $290,991, and $178,733, respectively. Annual commitments for future minimum rental payments required under the leases as of December 31, 1999 were as follows:

                                              Lease
                                             Payments
        Year Ending December 31:             ---------
                  2000                       $ 154,452
                  2001                         154,452
                  2002                         104,814
                                             ---------
                 Total                       $ 413,718
                                             =========

NOTE 18 - SUBSEQUENT EVENTS

On March 16, 2000 a default judgement was entered against EuroGas of approximately $19.8 million dollars as described in Note 16 - Commitments and Contingencies. On June 16, 2000 the Company entered into a memorandum of understanding with the plaintiff in satisfaction of the default judgment. Pursuant to the terms of the agreement, EuroGas has accrued $11,527,000 as a provision for this loss and has charged operations for the year ended December 31, 1999.

During January 2000, all 1,800 outstanding shares of 1999 Series C Convertible Preferred Stock were converted, according to the conversion factors described in Note 13- Stockholders' Equity, into 5,329,713 common shares at a weighted-average price of $0.34 per share. In connection with the conversion, 63,261 common shares were issued for $21,599 in accrued dividends on the converted 1999 Series shares at a weighted-average price of $0.54 per common share.

During January 2000, EuroGas entered into an agreement with Slovgold GmbH, a related party, to conduct a six-well pilot program in South Wales to test for coalbed methane gas. Under the terms of the agreement, EuroGas will cover the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout of its investment. EuroGas' interest will be reduced to 25% after the payout point is reached. Slovgold GmbH is affiliated with a director of EuroGas.

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

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 1999 and 1998, by geographic area, were as follows:

                                                                           Eastern Europe
                                                    Total        Canada      and Russia
                                                 ------------  ------------  ------------
 At December 31, 1999
   Unproved oil and gas properties               $ 36,583,835  $  8,875,353  $ 27,708,482
   Proved oil and gas properties                   25,066,363    16,198,578     8,867,785
                                                 ------------  ------------  ------------
   Gross capitalized costs                         61,650,198    25,073,931    36,576,267
   Less: Ceiling test adjustment and impairments  (13,234,555)   (3,512,792)   (9,721,763)
   Less: Accumulated depreciation, depletion,
     and amortization                              (1,817,371)   (1,817,371)           --

   Future abandonment and restoration                (140,517)     (140,517)           --
                                                 ------------  ------------  ------------
   Net capitalized costs                         $ 46,457,755  $ 19,603,251  $ 26,854,504
                                                 ============  ============  ============

 At December 31, 1998
   Unproved oil and gas properties               $ 35,709,152  $  8,721,360  $ 26,987,792
   Proved oil and gas properties                   21,576,978    10,968,152    10,608,826
                                                 ------------  ------------  ------------
   Gross capitalized costs                         57,286,130    19,689,512    37,596,618
   Less: Ceiling test adjustment and impairments   (6,459,442)   (3,512,793)   (2,946,649)
   Less: Accumulated depreciation, depletion,
      and amortization                               (220,600)     (220,600)           --

   Future abandonment and restoration                (246,125)     (246,125)           --
                                                 ------------  ------------  ------------
   Net capitalized costs                         $ 50,359,963  $ 15,709,994  $ 34,649,969
                                                 ============  ============  ============

Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 1999 and 1998 were as follows:

                                                                           Eastern Europe
                                                    Total        Canada      and Russia
                                                 ------------  ------------  ------------
 For the Year Ended December 31, 1999
   Property acquisition costs
      Proved                                     $  1,752,246  $  1,752,246  $         --
      Unproved                                      1,259,696       469,249       790,447
   Exploration costs                                1,327,737            --     1,327,737
   Development costs                                2,830,308     2,705,268       125,040
                                                 ------------  ------------  ------------
   Total Costs Incurred                          $  7,169,987  $  4,926,763  $  2,243,224
                                                 ============  ============  ============

 For the Year Ended December 31, 1998
   Property acquisition costs
      Proved                                     $  8,784,050  $  8,784,050  $         --
      Unproved                                     17,804,072     9,776,610     8,027,462
   Exploration costs                                  573,570            --       573,570
   Development costs                                4,459,065     1,128,852     3,330,213
                                                 ------------  ------------  ------------
   Total Costs Incurred                          $ 31,620,757  $ 19,689,512  $ 11,931,245
                                                 ============  ============  ============

The results of operations from oil and gas producing activities for the years ended December 31, 1999 and 1998 were as follows:

                                                                           Eastern Europe
                                                    Total        Canada      and Russia
                                                 ------------  ------------  ------------
 For the Year Ended December 31, 1999
   Oil and gas sales                             $  4,973,508  $  4,973,508  $         --
   Production costs                                (1,330,526)   (1,330,526)           --
   Impairment of mineral interests                 (7,217,426)           --    (7,217,426)
   Depreciation, depletion, and amortization       (1,810,176)   (1,810,176)           --
                                                 ------------  ------------  ------------
   Results of operations for oil and gas
    producing activities (excluding corporate
    overhead and financing costs)                $ (5,384,620) $  1,832,806  $ (7,217,426)
                                                 ============  ============  ============
 For the Year Ended December 31, 1998
   Oil and gas sales                             $    879,404  $    879,404  $         --
   Production costs                                  (305,009)     (305,009)           --
   Impairment of mineral interests                 (3,512,792)   (3,512,792)           --
   Depreciation, depletion, and amortization         (220,600)     (220,600)           --
                                                 ------------  ------------  ------------
   Results of operations for oil and
    gas producing activities (excluding
    corporate overhead and financing costs)      $ (3,158,997) $ (3,158,997) $         --
                                                 ============  ============  ============

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


                                                  Total                  Canada              Slovak Republic
                                         ----------------------  -----------------------  ----------------------
                                            Oil         Gas         Oil         Gas          Oil         Gas
                                         (Barrels)     (MCF)     (Barrels)     (MCF)      (Barrels)     (MCF)
                                         ----------  ----------  ----------  -----------  ----------  ----------
 Proved Developed and Undeveloped Reserves
  Balance - January , 1999                  905,880  12,369,485     811,000    6,881,700      94,880   5,487,785
  Purchases of minerals in place                 --   4,069,200          --    4,069,200          --          --
  Extensions and discoveries                972,054   4,167,580     972,054    4,617,580          --          --
  Production                               (161,054) (1,805,080)   (161,054)  (1,805,080)         --          --
                                         ----------  ----------  ----------  -----------  ----------  ----------
  Balance - December 31, 1999             1,716,880  19,251,185   1,622,000   13,763,400      94,880   5,487,785
                                         ==========  ==========  ==========  ===========  ==========  ==========
Proved Developed Reserves -
  December 31, 1999                         806,400   7,772,800     806,400    7,772,800          --          --
                                         ==========  ==========  ==========  ===========  ==========  ==========

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

The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 1999 and 1998 were as follows. There were no proved oil and gas reserves at December 31, 1997:

                                                                       Eastern Europe
                                                Total        Canada      and Russia
                                            ------------  ------------  ------------
 For the Year Ended December 31, 1999
   Future cash inflows                      $ 58,352,415  $ 42,466,594  $ 15,885,821
   Future production costs and
      development costs                      (14,451,638)  (12,946,144)   (1,505,494)
   Future income tax expenses                (10,760,417)   (9,478,107)   (1,282,310)
                                            ------------  ------------  ------------
   Future net cash flows                      33,140,360    20,042,343    13,098,017
   10% annual discount for estimated
      timing of cash flows                   (13,388,091)   (7,552,584)   (5,835,507)
                                            ------------  ------------  ------------
   Standardized measures of discounted
    future net of cash flows relating to
    proved oil and gas reserves             $ 19,752,269  $ 12,489,759  $  7,262,510
                                            ============  ============  ============

For the Year Ended December 31, 1998
   Future cash inflows                      $ 36,750,126  $ 20,864,305  $ 15,885,821
   Future production costs and
      development costs                       (9,937,200)   (8,431,705)   (1,505,494)
   Future income tax expenses                 (3,379,138)   (2,096,829)   (1,282,310)
                                            ------------  ------------  ------------
   Future net cash flows                      23,433,788    10,335,771    13,098,017
   10% annual discount for estimated
      timing of cash flows                    (9,770,798)   (3,935,291)   (5,835,507)
                                            ------------  ------------  ------------
   Standardized measures of discounted
    future net of cash flows relating to
    proved oil and gas reserves             $ 13,662,990  $  6,400,480  $  7,262,510
                                            ============  ============  ============

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 1998 were as follows:

                                                                       Eastern Europe
                                                Total        Canada      and Russia
                                            ------------  ------------  ------------
 For the Year Ended December 31, 1999
   Beginning of year                        $ 13,662,990  $  6,400,480  $  7,262,510
   Purchase of minerals in place              10,716,408    10,716,408            --
   Extensions and discoveries                         --            --            --
   Development                                 1,120,835     1,120,835            --
   Production                                   (598,055)     (598,055)           --
   Revisions of estimates:
      Sales prices                                    --            --            --
      Development costs                               --            --            --
   Accretion of discount                         188,021       188,021            --
   Net change in income taxes                 (5,753,022)   (5,753,022)           --
   Change in exchange rate                       415,092       415,092            --
                                            ------------  ------------  ------------
   End of year                              $ 19,752,269  $ 12,489,759  $  7,262,510
                                            ============  ============  ============
 For the Year Ended December 31, 1998
   Beginning of year                        $         --  $         --  $         --
   Purchase of minerals in place               6,948,967     6,948,967            --
   Extensions and discoveries                  6,857,937            --     6,857,937
   Development                                 4,406,706     1,076,493     3,330,213
   Production                                   (574,395)     (574,395)           --
   Revisions of estimates:
      Sales prices                              (320,693)           --      (320,693)
      Development costs                       (2,580,213)           --    (2,580,213)
   Accretion of discount                         866,857       180,583       686,274
   Net change in income taxes                 (2,004,491)   (1,293,483)     (711,008)
   Change in exchange rate                        62,315        62,315            --
                                            ------------  ------------  ------------
   End of year                              $ 13,662,990  $  6,400,480  $  7,262,510
                                            ============  ============  ============