Form 10-Q/A
period 2000-03-31
EUROGAS INC
filed 2000-08-11
CIK 783209

_________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         Amendment No. 1
                               on
                           Form 10-Q/A


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED MARCH 31, 2000.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION
     PERIOD FROM _______________ TO _______________.



                           EUROGAS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


    Utah                    33-1381-D                87-0427676
  ---------------          ---------------        ------------------
 (State or other          (Commission File          (IRS Employer
 jurisdiction of                 No.)             Identification No.)
  incorporation)

                   942 East 7145 South, Suite 101A
                          Midvale, Utah 84047
        ---------------------------------------------
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

    Common Stock, $0.001 par value                100,736,979
    -------------------------------             -----------------
           (Title of Class)                     (Number of Shares
                                                 Outstanding at
                                                 March 31, 2000)



____________________________________________________________________

     Eurogas, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed with the SEC on May 15, 2000 (the "Form 10-Q") for the following purposes:

    . to file financial statements that have been restated to reflect an increase by $8,127,000 in recorded liabilities arising from a default judgment against the Company, to reflect a decrease in other liabilities in the amount of $529,384 and to make related adjustments and to recognize the effect of expense related to options granted during October 1999;

    .      to alter the discussion in the first paragraph of Part
II, Item 1 to reflect the Company's execution of an agreement settling a default judgment entered against the Company and to alter the remainder of Part II, Item 1 to reflect subsequent settlement agreements; and

    .      to  adjust  Management's Discussion  and  Analysis  of
Financial Condition and the Results of Operations to reflect the restated financial statements and other matters.

In order to facilitate understanding of the Form 10-Q, this Amendment restates in its entirety all information contained in initial Form 10-Q.

                       INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . 3

 ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 3
 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . 1
   RECENT DEVELOPMENTS. . . . . . . . . . . . . . . . . . . . . . . . 1
   OUTLOOK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
   RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 2
   CAPITAL AND LIQUIDITY. . . . . . . . . . . . . . . . . . . . . . . 3
   INFLATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
   FACTORS THAT MAY AFFECT FUTURE RESULTS . . . . . . . . . . . . . . 4
 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
   RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . 6

 ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 6
 ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . 8
   RECENT SALES OF UNREGISTERED SECURITIES. . . . . . . . . . . . . . 8
 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . 8

                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                    EUROGAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                                     March 31,   December 31,
                                                       2000         1999
                                                    -----------  ------------

                                ASSETS
Current Assets
    Cash and cash equivalents . . . . . . . . . . . $  1,427,564  $  1,047,141
    Investment in securities available-for-sale . .      317,084       317,084
    Trade accounts receivable . . . . . . . . . . .    1,556,769       907,269
    Value added tax receivables . . . . . . . . . .    1,080,017     1,057,628
    Receivable from joint venture partners. . . . .    1,191,744     1,217,149
    Other receivables . . . . . . . . . . . . . . .      112,208        74,696
    Other current assets. . . . . . . . . . . . . .      530,140       236,044
                                                    ------------  ------------
       Total Current Assets . . . . . . . . . . . .    6,215,526     4,857,011

Property and Equipment - Full Cost Accounting
    Oil and gas properties subject to amortization.   20,818,205    21,553,571
    Oil and gas properties not subject to
     amortization . . . . . . . . . . . . . . . . .   26,865,731    26,862,072
    Other mineral interests . . . . . . . . . . . .      755,539       755,539
    Other property and equipment. . . . . . . . . .    1,063,990     1,052,098
                                                    ------------  ------------
       Total Property and Equipment . . . . . . . .   49,503,465    50,223,280
    Less: accumulated depletion depreciation
     and amortization. . .  . . . . . . . . . . . .   (2,456,521)   (2,060,386)
                                                    ------------  ------------
       Net Property and Equipment . . . . . . . . .   47,046,944    48,162,894
                                                    ------------  ------------
Other Investments at Cost . . . . . . . . . . . . .      658,857       358,857

Long-Term Notes Receivable. . . . . . . . . . . . .      500,000       500,000

Other Assets. . . . . . . . . . . . . . . . . . . .       59,747        89,816
                                                    ------------  ------------
Total Assets. . . . . . . . . . . . . . . . . . . . $ 54,481,074  $ 53,968,578
                                                    ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable. . . . . . . . . . . . . . . . $  3,997,299  $  4,085,777
    Accrued liabilities . . . . . . . . . . . . . .    3,747,983     3,554,095
    Accrued income taxes  . . . . . . . . . . . . .      685,817       708,931
    Accrued settlement obligation . . . . . . . . .   12,527,000    12,527,000
    Notes payable . . . . . . . . . . . . . . . . .    3,301,961     4,155,492
    Notes payable to related parties  . . . . . . .      975,463     1,329,161
                                                    ------------  ------------
       Total Current Liabilities. . . . . . . . . .   25,235,523    26,360,456
                                                    ------------  ------------
Minority Interest . . . . . . . . . . . . . . . . .    4,093,820     3,824,903
                                                    ------------  ------------
Stockholders' Equity
    Preferred stock, $.001 par value; 3,661,968
     shares authorized; issued and outstanding:
     March 31, 2000 - 2,392,228 shares, issued and
     outstanding ; December 31, 1999 - 2,394,028
     shares; 1999 liquidation preference: $778,041.      350,479     2,001,949
    Common stock, $.001 par value; 325,000,000
     shares authorized; issued and outstanding:
     March 31, 2000 - 100,736,979 shares,
     December 31, 1999 - 86,835,838 shares. . . . .      100,737        86,836
    Additional paid-in capital. . . . . . . . . . .  109,397,659   102,032,174
    Accumulated deficit . . . . . . . . . . . . . .  (80,629,495)  (76,471,799)
    Accumulated other comprehensive loss. . . . . .   (4,067,649)   (3,865,941)
                                                    ------------  ------------
       Total Stockholders' Equity . . . . . . . . .   25,151,731    23,783,219
                                                    ------------  ------------
Total Liabilities and Stockholders' Equity. . . . . $ 54,481,074  $ 53,968,578
                                                    ============  ============

The accompanying notes are an integral part of these financial statements.

                            EUROGAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                           For the Three Months
                                                              Ended March 31,
                                                         -------------------------
                                                             2000         1999
                                                         ------------  -----------
 Oil and Gas Sales. . . . . . . . . . . . . . . . . . .  $  1,783,805  $   740,894
                                                         ------------  -----------
 Costs and Operating Expenses
    Oil and gas production. . . . . . . . . . . . . . .       656,110      172,144
    Depreciation depletion and amortization . . . . . .       415,352      295,717
    General and administrative. . . . . . . . . . . . .     1,837,996    2,481,064
                                                         ------------  -----------
       Total Costs and Operating Expenses . . . . . . .     2,909,458    2,948,925
                                                         ------------  -----------
 Other Income (Expense)
    Other income. . . . . . . . . . . . . . . . . . . .        13,023           -
    Interest income . . . . . . . . . . . . . . . . . .        26,966       69,597
    Interest expense. . . . . . . . . . . . . . . . . .    (2,776,095)    (123,264)
    Foreign exchange net gains (losses) . . . . . . . .        47,046       65,628
    Realized loss on sale of securities
     and equipment. . . . . . . . . . . . . . . . . . .        (4,407)     (82,350)
    Minority interest in income consolidated
     subsidiary . . . . . . . . . . . . . . . . . . . .      (300,227)     (92,711)
                                                         ------------  -----------
       Total Other Income (Expense) . . . . . . . . . .    (2,993,694)    (163,100)
                                                         ------------  -----------
 Net Loss . . . . . . . . . . . . . . . . . . . . . . .    (4,119,347)  (2,371,131)

 Preferred Dividends  . . . . . . . . . . . . . . . . .       (38,349)     (42,217)
                                                         ------------  -----------
 Loss Applicable to Common Shares . . . . . . . . . . .  $ (4,157,696) $(2,413,348)
                                                         ============  ===========
 Basic and Diluted Loss per Common Share. . . . . . . .  $      (0.05) $     (0.03)
                                                         ============  ===========

 Weighted Average Number of Common Shares Used
  In Per Share Calculation. . . . . . . . . . . . . . .   92,013,205   78,920,472
                                                        ============  ===========

 The accompanying notes are an integral part of these financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                          For the Three Months
                                                             Ended March 31,
                                                       --------------------------
                                                          2000           1999
                                                       ------------  ------------
 Cash Flows From Operating Activities
    Net loss. . . . . . . . . . . . . . . . . . . . .  $ (4,119,347) $ (2,371,131)
    Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation depletion and amortization. . . .       415,352       295,717
       Minority interest in income of subsidiary. . .       300,227        92,711
       Interest expense from beneficial conversion
        feature of debentures issued. . . . . . . . .       771,429            -
       Debentures issued for expense paid by
        shareholder . . . . . . . . . . . . . . . . .       986,376            -
       Compensation related to detachable warrants. .     1,898,138            -
       Loss on sale of securities available-for-sale.            -         37,694
       Exchange gain. . . . . . . . . . . . . . . . .       (47,046)      (65,628)
    Changes in assets and liabilities, net of assets
     acquired:
       Trade receivables. . . . . . . . . . . . . . .       (69,581)     (111,472)
       Other receivables. . . . . . . . . . . . . . .      (664,488)     (171,615)
       Other assets . . . . . . . . . . . . . . . . .      (265,105)       50,891
       Accounts payable . . . . . . . . . . . . . . .       (56,272)       50,203
       Accrued liabilities. . . . . . . . . . . . . .       327,744       (28,060)
                                                       ------------  ------------
          Net Cash Used In Operating Activities . . .      (522,573)   (2,220,690)
                                                       ------------  ------------
 Cash Flows From Investing Activities
    Purchases of mineral interests, property and
     equipment. . . . . . . . . . . . . . . . . . . .    (1,469,480)   (1,031,308)
    Proceeds from payment of related party receivable            -        200,000
    Purchase of other investments at cost . . . . . .      (300,000)           -
    Issuance of receivable to related party . . . . .            -       (150,000)
    Proceeds from sale of securities property and
     equipment. . . . . . . . . . . . . . . . . . . .     1,869,092        60,291
    Investment in securities available-for-sale . . .            -        (56,434)
                                                       ------------  ------------
          Net Cash Used In Investing Activities . . .        99,612      (977,451)
                                                       ------------  ------------
 Cash Flows From Financing Activities
    Principal payments on notes payable . . . . . . .      (825,852)   (2,932,004)
    Proceeds from issuance of preferred stock,
     net of offering costs. . . . . . . . . . . . . .            -      1,850,000
    Proceeds from issuance of debentures. . . . . . .     1,591,336            -
                                                       ------------  ------------
          Net Cash Used In Financing Activities . . .       765,484    (1,082,004)
                                                       ------------  ------------
 Effect of Exchange Rate Changes on Cash and
  Cash Equivalents. . . . . . . . . . . . . . . . . .        37,900      (197,126)
                                                       ------------  ------------
 Net Decrease In Cash and Cash Equivalents. . . . . .       380,423    (4,477,271)

 Cash and Equivalents at Beginning of Period. . . . .     1,047,141     7,489,510
                                                       ------------  ------------
 Cash and Equivalents at End of Period. . . . . . . .  $  1,427,564  $  3,012,239
                                                       ============  ============

 Supplemental Disclosure of Cash Flow Information
    Cash paid for interest. . . . . . . . . . . . . .  $     35,196  $     50,009
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

BUSINESS CONDITION -- EuroGas and its subsidiaries have accumulated deficits of $76,471,799 since their inception in 1995 through December 31, 1999 and $80,629,495 as of March 31, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999 and the three month period ended March 31, 2000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at December 31, 1999 and March 31, 2000, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

NOTE 2 - RESTATEMENT

The accompanying financial statements have been restated to reflect revisions resulting from a restatement of the December 31, 1999 financial statements, to recognize additional liabilities at March 31, 2000 and to restate disclosures pertaining to the exercise of stock options subsequent to March 31, 2000. As a result of the restatement of the December 31, 1999 financial statements pursuant to the recognition of additional liabilities and settlement obligations, accumulated deficit increased $7,158,342, or $0.09 per share. Liabilities at March 31, 2000 increased by $168,224 for obligations previously unrecorded by the Company. As a result of the overall restatement, accumulated deficit increased $7,326,566 or $0.08 per share as of March 31, 2000. On April 14, 2000, EuroGas was in the process of issuing 11,428,572 common shares in exchange for the reduction of notes payable in the amount of $4,000,000, or $0.35 per share. Due to certain complications, this transaction ws ot completed and the common shares were not issued.

NOTE 3 - PROPERTY ACQUISITIONS

Teton Petroleum Company ("Teton"), through Goltech petroleum, LLC ("Goltech"), owns a 71% interest in Goloil, a Russian oil and gas company. On April 5, 2000, EuroGas entered into an agreement with Teton for the acquisition of Teton and a 35% interest in Goltech by September 1, 2000. If the acquisition is completed under the terms of the agreement by the required closing date, EuroGas would purchase Teton and the interest in Goltech in exchange for $2,300,000, the issuance of 13,621,744 shares of common stock and the issuance of options, warrants and other rights to purchase 2,599,249 shares of common stock at $0.35 for 1 year. In addition, EuroGas would be obligated under the terms of the agreement to lend Goltech up to $4,000,000 under a credit facility which would bear interest at 15% per annum on the amount loaned. EuroGas will place additional common shares with a market value of $4,000,000 into an escrow account to ensure EuroGas' ability to provide the cash payments and the credit facility. EuroGas has paid a deposit of $300,000 as consideration for the agreement and made an initial loan in the amount of $500,000 and placed a promissory note from an individual in the amount of $500,000 and securities of the individual into an escrow account to ensure the ability of EuroGas to provide the remainder of the initial $1,000,000 loan. During a due diligence period expected to end in late July 2000, the agreement can be terminated without payment by either party except for the loss of the deposit paid by EuroGas. In the event either Teton or EuroGas fails to perform under the terms of the agreement after the end of the due diligence period, that party will be obligated to pay $1,000,000 in liquidation damages.

NOTE 4 - NOTES PAYABLE

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

Notes payable to related party were reduced during the three months ended March 31, 2000 by approximately $578,904 which primarily consisted of a conversion of notes to 10.5% convertible debentures and a reclassification of a related party note payable to accrued liabilities pursuant to a settlement agreement reached in satisfaction of the note with the related party.

NOTE 5 - STOCKHOLDERS' EQUITY

As described in Note 4 - Notes Payable, during March 2000, the Company issued 8,571,428 common shares upon conversion of debentures with a value of $3,000,000, or $0.35 per share.

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

NOTE 6 - COMPREHENSIVE LOSS


                                                       For the Three Months
                                                         Ended March 31,
                                                    --------------------------
                                                       2000           1999
                                                    ------------  ------------

  Loss Applicable to Common Shares . . . . . . . .  $ (4,157,696) $ (2,413,348)
  Other Comprehensive Loss . . . . . . . . . . . .
  Unrealized holding losses on securities
   available-for-sale. . . . . . . . . . . . . . .            -       (470,786)

  Less: Reclassification adjustment for losses
        realized in net loss . . . . . . . . . . .            -         82,350
  Net change in cumulative foreign currency
   translation adjustment. . . . . . . . . . . . .      (201,708)   (1,226,435)
                                                    ------------  ------------
       Total Other Comprehensive Loss. . . . . . .      (201,708)   (1,614,871)
                                                    ------------  ------------
  Comprehensive Loss . . . . . . . . . . . . . . .  $ (4,359,404) $ (4,028,219)
                                                    ============  ============

  Accumulated other comprehensive loss consisted of the following at March 31, 2000:

    Unrealized loss on securities available-for-sale. . . . . .  $ (1,068,853)
    Cumulative foreign currency translation adjustment. . . . .    (2,998,796)
                                                                 ------------
    Accumulated Other Comprehensive Loss. . . . . . . . . . . .  $ (4,067,649)
                                                                 ============

NOTE 7 - COMMITMENTS AND CONTINGENCIES

An assertion was made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah, Central Division due to lack of response by EuroGas. At April 14, 2000, EuroGas had retained counsel and estimated its liability to be $3,400,000. Management believed at that time that EuroGas had mitigated the effects of the claim against it because of counter claims and assignments. Accordingly, EuroGas and its legal counsel estimate that after the counter claims and assignments, the remaining amount probable of loss resulting from the claim was approximately $3,400,000. However, EuroGas did not pursue the counter claims and planned assignments and on June 16, 2000, the Company entered into a settlement agreement, with the holders of the registration rights in satisfaction of the default judgement. Under the terms of the agreement, the Company is required to issue 3,700,000 shares of its common stock and an option to purchase an additional 3,000,000 shares of common stock exercisable in one year at an exercise price of $0.65 per share. The terms of the agreement further require the Company to register the shares of common stock issued and to pay, either in cash or additional common stock, the difference between $3.00 per share and the market value of the shares of common stock received by the holders of the registration rights upon exercise of the options. The Company recognized a charge of $11,527,000 related to the settlement agreement against its operations during the year ended December 31, 1999.

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

During October 1997, EuroGas received additional concession rights from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 111 square kilometer coal bed methane concession. The concession agreement requires expenditure of $40,000 per year pending completion of a feasibility study and negotiations with third parties for the eventual purchase of natural gas.

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

The Company has acquired a majority interest in a full-service oil and gas producing company in Canada-Big Horn. In addition, the Company has entered into agreements to fund the production of a pipeline for, and then (assuming satisfactory completion of due diligence) acquire through merger, Teton Petroleum Company, which has an interest in an oil field in the Western Siberian Basin.

The Company's principal assets consist of unproven and undeveloped properties, as well as some proven and developed properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly-related overhead costs, which include the costs of Company-owned equipment. Since the Company has limited proven reserves and established production, most of its holdings have not been amortized. In the event that the Company is ultimately unable to establish production or sufficient reserves on some of these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. The Company periodically evaluates its properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

Recent Developments

Funding  Activities.        On or about  January  12,  2000,  the
Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 to several individual investors in exchange for an aggregate of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments made by such investors on behalf of EuroGas to creditors of EuroGas in the amount of $986,376. Pursuant to the conversion of the debentures, the Company issued 8,571,429 shares of Common Stock and warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share. At March 31, 2000, the
Company had approximately $1.4 million in cash and cash equivalents and a $19 million working capital deficit.

Outlook

In the past, the Company has focused its resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. The Company believes that its investment in such early-stage projects will prove profitable in the long-run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out its holdings, the focus of the Company's acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate short-term revenues.

Results of Operations

The following table sets forth consolidated income statement data and other selected operating data for the three months ended
March 31, 2000 and 1999, respectively.

                                                 For the quarter
                                                  Ended March 31
                                             --------------------------
                                                 2000          1999
                                             -----------    -----------
Revenues
     Oil and Gas Sales                       $ 1,783,805    $   740,894

     Total Revenues                            1,783,805        740,894

Operating Expenses

     Oil and gas production                      656,110        172,144
     General and administrative                1,837,996      2,481,064
     Depreciation and amortization               415,352        295,717

     Total Operating Expenses                  2,909,458      2,948,925

Other Income (Expense)

     Interest and other income                    39,989         69,597
     Interest expense                         (2,776,095)      (123,264)
     Foreign currancy exchange gains
       (losses), net                              47,046         65,628
     Realized loss on sale of securities
        and equipment                            (4,407)        (82,350)

     Other Expense, Net                               -         (70,389)

     Minority interest in earnings of
       subsidiary                               (300,227)       (92,711)

Net Loss                                      (4,119,347)    (2,413,348)


Revenues.   Prior  to  1999, the Company had  not  generated  any
revenues  from  oil and gas sales.  As a result of the  Company's
acquisition  of  the  controlling  interest  in  Big  Horn,   the
Company's results of operations for the three months ended March 31, 2000 reflect oil and gas sales of $1,783,805, and the Company's results of operations for the three months ended March 31, 1999 reflect revenues from oil and gas sales of $740,894.

Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses increased from $172,144 during the three months ended March 31, 1999 to $656,110 for the three months ended March 31, 2000. Such increased costs result primarily from an increase in the number and cost of oil wells drilled by Big Horn. General and administrative expenses were $1,837,996 for the three months ended March 31, 2000, compared to $2,481,064 for the three months ended March 31, 1999. Such decrease in administrative expenses is the result of the Company having incurred a large one-time costs associated with the leasing of new offices during the first quarter of 1999, and the absence of a corresponding expense during the first quarter of 2000. Depreciation and amortization expenses were $415,352 for the three months ended March 31, 2000, compared to $295,717 for the three months ended March 31, 2000. Such increase resulted primarily from an increase in the depletion expenses associated with Big Horn's oil reserves.

In addition, During the three months ended March 31, 2000, the Company incurred an interest expense of $2,776,095, compared to an interest expense of $123,264 during the three months ended March 31, 1999. The primary reason for such increase in interest expense was the beneficial conversion feature associated with the issuance of $3,000,000 in Convertible Debentures on January 12, 2000 at a conversion rate that was less than market value on the date of issuance. When issuing convertible debt, the Company must recognize an interest expense in an amount equal to the number of shares of Common Stock issuable upon conversion multiplied by the difference between the conversion rate and market value of a share of Common Stock on the date of issuance.

The Company also recognized a loss of $300,227 from a minority interest in a consolidated subsidiary during the three months ended March 31, 2000 compared to a loss of $92,711 during the three months ended March 31, 1999. The $1,783,805 oil and gas revenue figures and other figures on the Company's Statement of Operations represents 100% of Big Horn oil and gas revenues. The $300,227 minority interest loss is included to account for the interest of the minority shareholders in Big Horn, so that the net income figures set forth on the Statement of Operations reflect only EuroGas' approximately 51% interest in Big Horn.

Income Taxes. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $80 million as of March 31, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable

Net Loss. The Company incurred net losses of $4,119,347 and $2,371,131 for the three months ended March 31, 2000 and 1999, respectively. These losses were due in large part to the absence of revenues, combined with continue administrative, production, depreciation and other recurring continuing expenses and a significant one-time expense associated with the beneficial conversion feature in the January 12, 2000 Convertible Debentures. The Company did generate a limited amount of revenue (but no additional cash flow) from one of its projects during the quarter ended March 31, 2000.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $47,046, and $65,628 in gains as a result of currency transactions in the three months ended March 31, 2000 and 1999, respectively. The Company had a cumulative foreign currency translation adjustment of $(2,998,796) at March 31, 2000. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

The Company had an accumulated deficit of $80,629,495 at March 31, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At March 31, 2000, the Company had total current assets of approximately $6.2 million and total current liabilities of approximately $25.2million resulting in negative working capital of approximately $19 million. As of March 31, 2000, the Company's balance sheet reflected approximately $26.8 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout  its existence, the Company has relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. During the three months ended March 31, 2000, the Company received $1,591,336 in cash from the issuance of the January 12, 2000 Convertible Debentures but expended $825,852 of such cash in principal payments on outstanding notes. As a result, the Company's financing activities provided net cash of approximately $765,484 during the three month period ended March 31, 2000, compared to the net cash of $(1,082,004) expended for financing activities during the three month period ended March 31, 1999. The $765,484 in net cash received during the three month period ended March 31, 2000 was used primarily for general and administrative expenses.

While the Company had cash of approximately $1.4 million at March 31, 2000, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest, potential litigation liabilities and its commitments to Teton
Petroleum Company under the Teton Master Agreement. Excluding potential litigation costs and liabilities, the Company estimates its financial commitments for the remaining nine months of 2000 will be approximately $ 7 million. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Yakutia, and Ukraine) are in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or in some cases yet adopted. The Company's operations are subject to significant risks that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

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

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

On December 30, 1999, Finance & Credit Development Corporation Ltd., an Ireland corporation ("FCDC"), commenced an action against EuroGas in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. EuroGas did not file an answer or other responsive motion to such complaint. Accordingly, following the filing of a Motion for Default Judgment and supportive papers by the plaintiff, on March 16, 2000, the federal district court issued a default judgment against EuroGas in the amount of $19,773,113. On or about June 16, 2000, we entered into a memorandum of understanding, with FCDC in satisfaction of default judgment. In consideration for FCDC's stipulation to vacate the default judgment, we agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001 to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. We are in the process of implementing the memorandum of understanding.

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

On August 21, 1997, KUKUI asserted a claim against the Company in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability and has filed a counterclaim against KUKUI and Bishop's Estate for breach of contract. This action has been settled under a settlement agreement described in the paragraph below.

In early December, 1999, EuroGas signed a settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires EuroGas to pay $900,000 over the next 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Recently, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met, and the Trustee does not intend to seek bankruptcy court approval of the agreement. EuroGas is now evaluating what effect this has on the agreement. If the settlement agreement does not resolve the foregoing litigation, EuroGas intends to vigorously defend the litigation. Pursuant to the settlement, EuroGas has made monthly payments to Kukui and has executed all pleadings required to be submitted to the United States District Court, District of Utah. As of the date of this document, EuroGas has not yet issued the shares to Kukui, Inc.

In July 1999, an action was commenced by Randy Crawford styled "Randy Crawford, PhD. P.E., Plaintiff, v. EuroGas, Inc., Danube International Petroleum company, Ltd., Danube Acquisition Corp., and Martin Schuepback, Defendant," in the State District Court, Dallas, Texas, Cause # DV 9805298. In this litigation, Crawford asserts that the Defendants breached a service agreement under which he was employed to provide consulting and engineering services and that he is now owed $159,500 and the right to purchase 284,000 shares of common stock at the price of $1.50. EuroGas recently settled this action pursuant to an agreement requiring (i) Crawford to dismiss his claims against EuroGas, (ii) Schuepback to pay $300,000 to EuroGas, and (iii) EuroGas to issue 250,000 shares of restricted common stock.

On October 11, 1999, an action was filed against EuroGas entitled "Fred L. Oliver. Petroleum Ventures of Texas, Inc. R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs assert that EuroGas breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with EuroGas' acquisition of its interest in Beaver River Resources, Ltd. The action seeks rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys fees and interest. EuroGas has filed an answer denying the allegations contained in the lawsuit and is currently involved in settlement discussions.

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

For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas, a subsidiary of the Company, in the amount of approximately $911,000 even though it had significant operating losses. The amount fluctuates on the financial statements of the Company due to adjustments in exchange ratios. At March 31, 2000, the income tax liability recorded in the Company's financial statements was $657,385. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

Item 2.   Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On or about January 12, 2000, EuroGas issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors in exchange for an aggregate of of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments may be such investors on behalf of EuroGas to creditors of EuroGas in the amount of $986,376. The Convertible Debentures accrue interest at the rate of prime plus two percent (currently 10.2%) per annum. Payment of the principal amount of the Convertible Debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each Convertible Debenture is convertible into (a) shares of Common Stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of Convertible Debenture), and (b) warrants to purchase one share Common Stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of Convertible Debenture). Each such warrant entitles the holder to purchase one share of Common Stock for an exercise price of $0.35 at any time on or before March 31, 2000.

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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -See Exhibit Index following the signature page.

     (b)  Reports on Form 8-K - none.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EUROGAS, INC.



Dated: July 31, 2000            By   /s/ Karl Arleth
                                  ------------------------------------------
                                  (Karl Arleth, President and Temporary
                                  Principal Financial and Accounting Officer)

                          Exhibit Index


     Exhibit
      Number            Title of Document                Location
     -------  ----------------------------------   --------------------

      3.1     Articles of Incorporation            Registration Statement
                                                   on Form S-18, File
                                                   No. 33-1381-D*

      3.2     Amended Bylaws                       Annual Report on
                                                   Form 10-K for the
                                                   fiscal year ended
                                                   September 30, 1990*

      3.3     Designation of Rights,               Quarterly Report on
              Privileges, and Preferences          Form 10-QSB Form dated
              of 1995 Series Preferred Stock       March 31, 1995*

      3.4     Designation of Rights,               Report on Form 8-K
              Privileges, and Preferences          dated July 12, 1996*
              of 1996 Series Preferred Stock

      3.5     Designation of Rights, Privileges    Report on Form 8-K
              and Preferences of 1997 Series A     dated May 30, 1997*
              Convertible Preferred Stock

      3.6     Designation of Rights, Privileges,   Registration Statement
              and Preferences of 1998 Series B     on Form S-1 dated
              Convertible Preferred Stock          July 23, 1998*

      3.7     Articles of Share Exchange           Report on Form 8-K
                                                   dated  August  3, 1994*

      3.8     Designation of Rights, Privileges    Registration Statement
              and  Preferences of 1999 Series C    on Form S-1, File No.
              6% Convertible Preferred Stock       333-92009, filed on
                                                   December 2, 1999*

      4.1     Form of Convertible Debenture        Annual Report on
              issued on January 12, 2000.          Form 10-K for the
                                                   fiscal year ended
                                                   December 31, 1999.*

      4.2     Form of Series 2000A Warrant         Filed herewith

      27.1    Financial Data Schedule              Filed herewith.


*Incorporated by reference