Form 10-Q
period 2000-06-30
EUROGAS INC
filed 2000-08-18
CIK 783209

_________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED JUNE 30, 2000.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION
     PERIOD FROM _______________ TO _______________.

                             EUROGAS, INC.
          --------------------------------------------------------
          Exact  name  of  registrant  as specified in its charter)


       Utah               33-1381-D                     87-0427676
-------------------   ------------------       -------------------------------
(State or other       Commission File No.      IRS Employer Identification No.
  jurisdiction
of incorporation)


                   942 East 7145 South, Suite 101A
                         Midvale, Utah 84047
                   --------------------------------
                    (Address  of principal executive
                      offices, including zip code)

 Registrant's telephone number, including area code:  (801) 255- 0862


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

Common Stock, $0.001 par value              104,786,979
------------------------------      ------------------------------
    (Title of Class)               (Number of Shares Outstanding at
                                          June 30, 2000)

                       INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                       PAGE
                                                                      ----

Item 1.  Financial Statements                                          F-1

         Balance Sheets as of June 30, 2000
          and December 31, 1999

         Statements of Operations for the three and six months ended June 30, 1999 and 2000

         Statements of Cash Flows for the six months ended June 30, 1999 and 2000

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  3

Item  3. Quantitative and Qualitative Disclosures
          about Market Risk                                              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities and Use of Proceeds                      11

  Item 6. Exhibits and Reports on Form 8-K                              12

   Exhibit Index                                                        14

                 PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements.


                        EUROGAS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                    ASSETS

                                                 June 30,  December 31,
                                                    2000           1999
                                             -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents             $   904,284    $ 1,047,141
       Investment in securities
          available-for-sale                     176,169        317,084
       Trade accounts receivable                 809,420        907,269
       Value added tax receivables             1,099,695      1,057,628
       Receivable from joint venture
         partners                              1,145,61       1,217,149
       Other receivables                        131,475          74,696
       Other current assets                     462,046         236,044
                                             ----------     -----------
             TOTAL CURRENT ASSETS             4,728,703       4,857,011
                                             ----------     -----------
PROPERTY AND EQUIPMENT - FULL COST ACCOUNTING

       Oil and gas properties subject
         to amortization                     21,017,640      21,553,571
       Oil and gas properties not subject
         to amortization                     26,844,845      26,862,072
       Other mineral interests                  755,539         755,539
       Other property and equipment           1,035,269       1,052,098
                                            -----------     -----------
           TOTAL PROPERTY AND EQUIPMENT       49,653,293     50,223,280
       Less: accumulated depletion
         depreciation and amortization        (2,719,361)    (2,060,386)
                                             -----------     -----------
           NET PROPERTY AND EQUIPMENT         46,933,932      48,162,894
                                             -----------     -----------
OTHER INVESTMENTS AT COST                        658,857         358,857

LONG-TERM NOTES RECEIVABLE                       500,000         500,000

OTHER ASSETS                                      29,678          89,816
                                             -----------    ------------

TOTAL ASSETS                                 $52,851,170    $ 53,968,578
                                             ===========    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
            Accounts payable                 $ 4,522,380    $  4,085,777
            Accrued liabilities                4,103,477       3,554,095

            Accrued income taxes                 686,688         708,931
            Accrued settlement obligation        699,000      12,527,000
            Notes payable                      2,493,268       4,155,492
            Notes payable to related parties   1,124,730       1,329,161
                                             -----------    ------------
             TOTAL CURRENT LIABILITIES        13,629,543      26,360,456
                                             -----------    ------------
MINORITY INTEREST                              4,199,097       3,824,903
                                             -----------    ------------
STOCKHOLDERS' EQUITY
       Preferred stock, $.001 par value;
       3,661,968 shares authorized;
       issued and outstanding: June 30,
       2000 - 2,392,228 shares,
       December 31, 1999  - 2,394,028
       shares; 1999 liquidation preference:
       $811,655                                  350,479       2,001,949
       Common stock, $.001 par value;
       325,000,000 shares authorized;
       issued and outstanding: June 30,
       2000 - 104,786,979 shares,
       December 31, 1999 - 86,835,838 shares     104,787          86,836
       Additional paid-in capital            121,083,859     102,032,174
       Accumulated deficit                   (81,761,108)    (76,471,799)
       Accumulated other comprehensive
        loss                                  (4,755,487)     (3,865,941)
                                             -----------    ------------
        TOTAL STOCKHOLDERS' EQUITY            35,022,530      23,783,219
                                             -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                     $52,851,170     $53,968,578
                                             ===========     ===========

The accompanying notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                           For the Three Months          For the Six Months
                                             Ended June 30,                 Ended June 30,
                                        ---------------------------   -------------------------
                                                2000           1999           2000         1999
                                        ------------   ------------   ------------   ----------

OIL AND GAS SALES                       $  1,290,460   $  1,240,698   $  2,673,065   $ 1,981,592

COSTS AND OPERATING EXPENSES
       Oil and gas production                369,110        433,743        624,020       605,887
       Depreciation depletion and
         amortization                        315,372        510,228        730,724       805,945
       General and administrative          1,371,278      1,814,994      3,209,274     4,340,712
                                        ------------   ------------   ------------   -----------
        TOTAL COSTS AND OPERATING
           EXPENSES                        2,055,760      2,758,965      4,564,018     5,752,544
                                        ------------   ------------   ------------   -----------


OTHER INCOME (EXPENSE)
       Interest income                        10,653         12,239         50,642        81,836
       Interest expense                     (189,367)      (132,582)    (2,965,462)     (255,847)
       Foreign exchange net gains
         (losses)                              2,038         45,431         49,084       111,059
       Realized loss on sale of
        securities and equipment               2,551              -         (1,856)      (37,695)
       Minority interest in income of
         consolidated subsidiary            (180,172)       (76,352)      (480,399)     (169,063)
                                        ------------   ------------   ------------   -----------

        TOTAL OTHER INCOME (EXPENSE)        (354,297)      (151,264)    (3,347,991)     (269,710)
                                        ------------   ------------   ------------   ------------
NET LOSS                                  (1,119,597)    (1,669,531)    (5,238,944)   (4,040,662)

PREFERRED DIVIDENDS                         (12,016)       (687,060)       (50,365)   (1,006,777)
                                        -----------    ------------   ------------   -----------

LOSS APPLICABLE TO COMMON SHARES        $(1,131,613)   $ (2,356,591)  $ (5,188,579)  $(5,047,439)
                                        ===========    ============   =============   ===========

BASIC AND DILUTED LOSS PER COMMON
  SHARE                                 $     (0.01)   $      (0.03)  $      (0.05)  $       0.06
                                        ===========    ============   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES USED IN PER SHARE
   CALCULATION                          100,868,847      80,839,795     96,449,570     79,885,435
                                        ===========     ===========   ============   ============

The accompany notes are an integral part of these financial statements.

                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                 ---------------------------
                                                                    2000           1999
                                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                  $ (5,238,944)  $ (4,040,662)
       Adjustments to reconcile net loss to cash provided by
         operating activities:
        Depreciation depletion and amortization                       730,724        805,945
        Minority interest in income (loss) of subsidiary              480,399        169,063
        Write off of note receivable as bad debt                      500,000              -
        Interest expense from beneficial conversion feature
           of debentures issued                                       771,429              -
        Debentures issued for expense paid by shareholder             986,376              -
          Compensation related to detachable warrants               1,898,138              -
        Loss on sale of equipment and securities available-
          for-sale                                                      1,856         37,695
        Exchange gain                                                 (49,084)      (111,059)
        Changes in assets and liabilities, net of assets acquired:
          Trade receivables                                            54,552       (853,197)
          Other receivables                                          (128,829)      (548,863)
          Other assets                                               (174,702)      (339,516)
          Accounts payable                                            606,065              -
          Accrued liabilities                                         127,064        568,458
                                                                 ------------   ------------
        NET CASH USED IN OPERATING ACTIVITIES                         565,044     (4,312,136)
                                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of mineral interests, property and equipment      (2,285,679)    (1,829,527)
       Proceeds from payment of related party receivable                    -        200,000
       Issuance of note receivable to Teton Petroleum Company        (400,000)             -
       Purchase of other investments at cost                         (300,000)             -
       Issuance of receivable to related party                              -       (150,000)
       Proceeds from sale of securities property and equipment      1,848,292         60,329
       Investment in securities available-for-sale                          -     (1,656,474)
                                                                 ------------   ------------
        NET CASH USED IN INVESTING ACTIVITIES                      (1,137,387)    (3,375,672)
                                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                         300,000              -
       Principal payments on notes payable to related parties         (65,974)             -
       Principal payments on notes payable                         (1,572,924)    (2,010,409)
       Proceeds from issuance of preferred stock, net
         of offering costs                                                  -      6,012,500
       Proceeds from issuance of debentures                         1,591,336              -
       Proceeds from notes payable to related parties                 100,000        184,742
                                                                 ------------   ------------
        NET CASH USED IN FINANCING ACTIVITIES                         352,438      4,186,833
                                                                 ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           77,048        (99,213)
                                                                 ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (142,857)    (3,600,188)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         1,047,141      7,489,510
                                                                 ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD                            $    904,284   $  3,889,322
                                                                 ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                                   $     71,986   $    255,847
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

                        EUROGAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30,1999, EuroGas accrued preferred dividends of $1,006,777. Preferred shareholders converted 6,710 shares of 1998 Series B Preferred stock together with $34,758 of accrued preferred dividends into 8,650,569 common shares at approximately $1.12 per common share.

During the six months ended June 30, 2000, accrued liabilities in the amount of $87,216 were converted to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock at $0.35 per share. The Company issued 3,800,000 shares of common stock pursuant to accrued settlement obligations which were valued at $3,097,000 or $0.82 per share. Preferred shareholders converted 1,800 shares of Series C preferred stock together with $21,599 of accrued preferred dividends into 5,329,713 common shares at a weighted-average price of $0.54 per common share. An option to purchase 3,000,000 shares of the company's common stock was granted pursuant to an accrued settlement obligation which were valued at $1,560,000. The options granted vest in one year and are exercisable at $0.65 per share for a period of thirty days. The Company issued a note payable to a shareholder who advanced, on behalf of EuroGas, $100,000 to Teton Petroleum Company as a note receivable.


The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

CONDENSED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 1999. In particular, EuroGas' significant accounting principles were presented as
Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

BUSINESS CONDITION- EuroGas and its subsidiaries have accumulated deficits of $76,471,799 since their inception in 1995 through December 31, 1999 and $81,761,108 as of June 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at December 31, 1999 and June 30, 2000, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

NOTE 2 - PROPERTY ACQUISITIONS

EuroGas has paid a deposit of $300,000 towards a potential acquisition of an interest in a Russian oil and gas company owned by Teton Petroleum Company ("Teton"), made a loan to Teton in the amount of $500,000 and placed a promissory note from an individual in the amount of $500,000 to Teton and securities of the individual into an escrow account to ensure the ability of EuroGas to provide the remainder of a $1,000,000 loan to Teton. The deposit paid by EuroGas will be forfeited if the acquisition is terminated. If the acquisition is terminated, the parties have agreed that the $500,000 loan will be converted into 1,000,000 shares of Teton Common stock.

NOTE 3 - NOTE RECEIVABLE

As described in Note 2, Property Acquisitions, EuroGas made a loan in the amount of $500,000 to Teton Petroleum Company of which $100,000 was paid by a shareholder on behalf of the Company.

During the second quarter of 2000 EuroGas determined that a note receivable in the amount of $500,000 was unrecoverable. Accordingly, the Company removed the note and recorded a bad debt charge of $500,000 to its operations for the period ended June 30, 2000.

NOTE 4 - NOTES PAYABLE

During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion, the debenture holders were to also receive warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debenture were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The values of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%, expected dividend yield of 0%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 were issued.

Current notes payable were reduced during the six months ended June 30, 2000 by approximately $1,662,224 which primarily consisted of payments to reduce notes payable to a bank in Canada.

Notes payable to related party were reduced during the six months ended June 30, 2000 by approximately $204,431 which primarily consisted of a conversion of notes to 10.5% convertible debentures and the issuance of notes payable to employees and shareholders in the amount of $200,000.

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

During the three months ended June 30, 2000, the Company issued 3,800,000 shares of common stock pursuant to accrued settlement obligations in the amount of $3,097,000 or $0.82 per share and granted an option to purchase 3,000,000 shares of the Company's common stock pursuant to an accrued settlement obligation in the amount of $1,560,000 in addition to a charge of $6,770,000 related to a guaranteed market value of the underlying stock price of $3.00 when the options are exercised. The options granted vest in one year and are exercisable at $0.65 in one year and are exercisable at $0.65 per share for a period of thirty days.

At June 30, 2000, the following preferred shares were outstanding:
       Series 1995 Preferred shares; 2,391,968 shares outstanding; $0.05 annual dividend rate per share, $119,598 annually; $483,099 liquidation preference
       1997 Series A Preferred shares; 260 shares outstanding; $60.00 annual dividend rate per share, $15,600 annually; $328,557 liquidation preference




NOTE 6 - COMPREHENSIVE LOSS


                                                            For the Three Months            For the Six Months
                                                                Ended June 30,                 Ended June 30,
                                                     ---------------------------------    -----------------------------
                                                                2000              1999            2000             1999
                                                     ---------------    --------------    ------------   --------------

LOSS APPLICABLE TO COMMON SHARES                     $    (1,131,613)   $   (2,356,591)   $ (5,188,579)  $   (5,047,439)
                                                     ---------------    --------------    ------------   --------------
OTHER COMPREHENSIVE LOSS
       Unrealized holding losses on
        securities available-for-sale                       (140,915)          (15,026)       (140,915)        (441,157)
       Less: Reclassification adjustment
        for losses realized in net loss                            -                 -               -           37,695
       Net change in cumulative foreign
        currency translation adjustment                      (546,922)          333,910       (748,630)        (892,525)
                                                    -----------------    ---------------  ------------   --------------



       TOTAL OTHER COMPREHENSIVE LOSS                        (687,837)          318,884       (889,545)      (1,295,987)
                                                    -----------------     -------------   ------------   --------------


       COMPREHENSIVE LOSS                           $      (1,819,450)    $   (2,037,707) $ (6,078,124)  $   (6,343,426)
                                                    =================     ==============  ============   ===============

Accumulated other comprehensive loss consisted of the following at June 30, 2000:

       Unrealized loss on securities
         available-for-sale                         $      (1,209,768)
         Cumulative foreign currency
           translation adjustment                          (3,545,719)
                                                    -----------------
       ACCUMULATED OTHER COMPREHENSIVE LOSS         $      (4,755,487)
                                                    =================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

An assertion was made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah, Central Division due to lack of response by EuroGas. On June 16, 2000, the Company entered into a settlement agreement, with the holders of the registration rights in satisfaction of the default judgement.
 Under the terms of the agreement, the Company was required to issue 3,700,000 shares of its common stock and an option to purchase an additional 3,000,000 shares of common stock exercisable in one year at an exercise price of $0.65 per share. The terms of the agreement further require the Company to register the shares of common stock issued and to pay, either in cash or additional common stock, the difference between $3.00 per share and the market value of the shares of common stock received by the holders of the registration rights upon exercise of the options. The Company recognized a charge of $11,527,000 related to the settlement agreement against its operations during the year ended December 31, 1999.

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
      YEAR ENDING DECEMBER 31:     PAYMENTS
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
                                   =========

ITEM  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations.

General


The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil and other hydrocarbons. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in co-generation and mineral reclamation projects.

      Activities in Canada. The Company holds an equity interest of slightly more than 50% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer. Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although the Company currently holds one seat on Big Horn's board of directors, the Company is not involved in the day-to-day management or operations of Big Horn.

       Activities in Poland. EuroGas Polska, a wholly-owned subsidiary of the Company, has created a consortium with two European utility companies to develop a power project in Zielona Gora (Western Poland). As an initial step, the Company created and registered "Energetyka Lubuska." Energetyka Lubuska intends to submit a proposal to the Ministry of Treasury of Poland to acquire the existing EC Zielona Gora power plant through privatization. The Company expects the Ministry of Treasury to make a final decision on this matter sometime during 2000. If privatization is approved, the multi-year process of obtaining financing for and updating the proposed power plant can commence. If acquired, the power plant is expected to deliver 180 Mega Watts of electricity and 180 Mega Watt of thermal energy (generated heat to be used for district heating system).

      Separately, Energetyka Lubuska executed a letter of intent with the Polish Oil and Gas Company to develop a new power plant near Gorzow in north-western Poland. The proposed project involves the construction of a 5 Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil and Gas Company. The project is at a conceptual stage, and we must enter into a final agreement with the Polish Oil and Gas Company, complete design of the plant and obtain financing before the 12-24 month construction process can commence. The Company expects to enter into a final agreement by the end of 2000.

     In addition, EuroGas Polska has executed a mining usufruct agreement over an area covering over 1 million acres of conventional oil and gas exploration acreage in the Carpathian oil fairway. In May 2000, a report conducted by independent Polish oil and gas experts highlighted potential in 12 exploration leads within this area.

     Activities in Slovakia. The Company is pursuing three projects in Slovakia, including the development of the Gemerska-Poloma talc deposit located near Roznava. The Company owns a 24.5% indirect interest in this talc deposit, operated by Rozmin s.r.o., with the remaining interest being held by Belmont Resources, Ltd, a Vancouver British Columbia entity and an affiliate of a significant shareholder of EuroGas. The Company's work schedule for the talc mine calls for an accelerated drive to commercial production in 2001. Belmont has agreed to finance the first $1.0 million of the Company's expenditure liabilities on the Gemerska-Poloma deposit.

      The Company's remaining two Slovakian projects involve the exploration for oil or natural gas in the Trebisov, gas field in eastern Slovakia and the Evigeo (Medzilaborce) concession in the northeastern corner of Slovakia. Each of these projects is at an early exploratory or appraisal stage.

     Activities in Sakha Republic. In 1997, the Company acquired OMV (Jakutien) GmbH, which holds a 50% interest in the TAKT Joint Venture, an entity based in Yakutsk, Sakha Republic, Russia. The TAKT Joint Venture held two oil and gas exploration licenses. The Company participated in a work program of seismic reprocessing of over 1,700km of data and its interpretation prior to the expiry of the licenses in October 1998. Recently, the Company has been negotiating to have the licenses renewed to allow the Company to move forward towards choosing a drilling location for a future well. The Company is also negotiating with a third party for a potential farm-out of a portion of the Company's interest in TAKT.

     Activities in the United Kingdom. UK Gas Limited, a United Kingdom company, and Slovgold GesmbH, an Austrian company, are negotiating a 50/50 joint venture to engage in coalbed methane gas exploration activities in South Wales. On January 20, 2000, the Company entered into an agreement with Slovgold pursuant to which the Company purchased 50% of Slovgold's 50% interest in this joint venture if and when Slovgold finalizes its agreement with UK Gas. If the joint venture agreement between UK Gas and Slovgold is finalized, the Company anticipates conducting a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas to test for coalbed methane gas. The Company's agreement with Slovgold calls for the Company to cover the costs for the six-well pilot program (estimated at $700,000) and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout, after which our contribution obligation and cash flow interest will be reduced to 25%. In order to minimize the amount of capital the Company needs to contribute to conduct the pilot program, the Company has entered into discussions with UK Gas in order to permit the Company to participate in the pilot program by utilizing drilling equipment owned by its Polish subsidiary. In light of the absence of a binding agreement between Slovgold and UK Gas (or any approval by UK Gas of the Company's participation), the Company remains uncertain about the prospect of pursuing the pilot program in any form.

      Proposed Merger with Teton Petroleum Company. On April 5, 2000, the Company entered into a Master Transaction Agreement (and related merger agreement) with Teton Petroleum Company, a Delaware corporation, and Goltech Petroleum, LLC, a Texas limited liability company and wholly-owned subsidiary of Teton. Due to the delay of both Teton and EuroGas in completing related due diligence, and to liabilities associated with a default judgment entered against the Company, such Master Transaction Agreement has been amended pursuant to various side letters, is presently being renegotiated and, if not successfully renegotiated, will likely be terminated in the near future. Until the end of an indefinite due diligence period, the Master Transaction Agreement (and related merger agreement) are terminable at will and without penalty by either party.

As of August 14, 2000, the Master Transaction Agreement and accompanying agreements describe and contemplate the following three interrelated transactions:

        Teton has agreed to merge with and into a wholly-owned subsidiary of EuroGas in exchange for shares of EuroGas common stock. The initial merger agreement provided that Teton would receive approximately 14,981,744 shares of common stock and warrants to purchase an additional 2,599,249 shares of common stock in the merger. If the parties are able to reach agreement on revised terms for the proposed merger, we expect that the number of shares issuable to Teton will increase substantially.

        EuroGas has agreed to purchase, and Goltech has agreed to sell, a 35% membership interest in Goltech for $2,300,000. To date, EuroGas, has paid a deposit of $700,000 toward its purchase of an interest in Goltech, which deposit will be forfeited if the Master Transaction Agreement is terminated prior to completion of due diligence.

        EuroGas has agreed to provide an up to $4,000,000 credit facility for Teton. To date, the Company has loaned Teton
     $500,000 under the credit facility. In anticipation of a possible termination of the Master Transaction Agreement, the Company has agreed that, if the Master Transaction Agreement is terminated, the Company will cancel such $500,000 in indebtedness in exchange for 1,000,000 shares of Teton common stock.

      Teton's primary asset is its 100% ownership interest in Goltech, and Goltech's primary asset is its ownership of 70.59% of a Russian closed joint stock company known as Goloil. Teton has represented to EuroGas that Goloil is the operator of the Eguryakhskiy License Territory, also referred to as the Goloil Project, a 187 sq. kilometer (46,200 acre) oil field centrally located in the southern half of the West Siberian basin in Russia. Goltech is in the early stages of constructing an approximately 20 mile-long pipeline from the Eguryakhskiy license area to an existing pipeline in order to increase the volume of oil extracted from the Eguryakhskiy license area.


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

Results of Operations

The following table sets forth consolidated income statement data and other selected operating data for the three- month and six-month periods ended June 30, 2000 and 1999, respectively.


                                 For the Three Months          For the Six Months
                                    Ended June 30,                Ended June 30,
                              --------------------------    --------------------------
                                     2000           1999           2000           1999
                              -----------    -----------    -----------    -----------
Oil and Gas Sales             $ 1,290,460    $ 1,240,698    $ 2,673,065    $ 1,981,592

Operating Expenses

  Oil and gas production          369,110        433,743        624,020        605,887

  Depreciation and
    amortization                  315,372        510,228        730,724        805,945
  General and administrative    1,371,278      1,814,994      3,209,274      4,340,712

     Total Operating Expenses   2,055,760      2,758,965      4,564,018      5,752,544

Other Income (Expense)

  Interest Income                  10,653         12,239         50,642         81,836

  Interest Expense               (189,367)      (132,582)    (2,965,462)      (255,847)

  Foreign currency
   exchange gains (losses),
   net                              2,038         45,431         49,084        111,059

  Realized loss on sale of
   securities and equipment         2,551              -         (1,856)       (37,695)

  Minority  interest  in
   income of consolidated
   subsidiary                    (180,172)       (76,352)      (480,399)      (169,063)

     Other Expense, Net          (354,297)      (151,264)     (3,347,991)     (269,710)


Net Loss                       (1,119,597)    (1,669,531)     (5,238,944)   (4,040,662)


Three Months Ended June 30, 2000 Compared with Three Months Ended
June 30, 1999

Revenues. Prior to 1999, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the three months ended June 30, 2000 and 1999 reflect oil and gas sales of $1,290,460 and $1,240,698, respectively, all of which is attributable to Big Horn.

Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses decreased from $433,743 for the three months ended June 30, 1999 to $369,110 for the three months ended June 30, 2000. Such decreased costs result primarily from a stabilization of production. General and administrative expenses were $1,371,278 for the three months ended June 30, 2000, compared to $1,814,994 for the three months ended June 30, 1999. Such decrease in administrative expenses is the result of the resignation of several employees who have not been replaced and the use of fewer consultants. Depreciation and amortization expenses were $315,372 for the three months ended June 30, 2000, compared to $510,228 for the three months ended June 30, 1999. Such decrease is primarily attributable to lower capital spending during late 1999 and early 2000.

During the three months ended June 30, 2000, the Company incurred an interest expense of $189,367, compared to an interest expense of $132,582 during the three months ended June 30, 1999. The primary reason for such increase in interest expense was the need for the Company to increase its reliance on loans instead of equity financings during the three months ended June 30, 2000. The Company also recognized a loss of $180,172 from a minority interest in a consolidated subsidiary during the three months ended June 30, 2000 compared to a loss of $76,352 during the three months ended June 30, 1999. The $1,290,460 oil and gas revenue figures and other figures on the Company's Statement of Operations represents 100% of Big Horn oil and gas revenues. The $180,172 minority interest loss is included to account for the interest of the minority shareholders in Big Horn, so that the net income figures set forth on the Statement of Operations reflect only EuroGas' approximately 51% interest in Big Horn.

Income Taxes. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $81,761,108 as of June 30, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable

Net Loss. The Company incurred net losses of $1,119,597 for the three months ended June 30, 2000 and $1,669,531 for the three months ended June 30, 1999. These losses were due in large part to the absence of revenues, combined with continued
administrative, production, depreciation and other recurring continuing expenses and increases in accruals for litigation activities. The decrease in net losses for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, is primarily attributable to some cost cutting activities.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $2,038 in the three months ended June 30, 2000 and $45,431 in the three months ended June 30, 1999 in gains as a result of currency transactions during such periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six  Months  Ended June 30, 2000 Compared with Six  Months  Ended
June 30, 1999

Revenues. Prior to 1999, the Company had not generated any revenues from oil and gas sales. As a result of the Company's acquisition of the controlling interest in Big Horn, the Company's results of operations for the six months ended June 30, 2000 and 1999 reflect oil and gas sales of $2,673,065 and $1,981,592, respectively, all of which is attributable to Big Horn.

Operating Expenses. General and administrative expenses were $3,209,274 for the six months ended June 30, 2000, compared to $4,340,712 for the six months ended June 30, 1999, a decrease of 26 percent. The decrease was primarily attributable to a reduction of consulting fees. Depreciation and amortization expenses were $730,724 for the six months ended June 30, 2000, compared to $805,945 for the six months ended June 30, 1999. Such decrease is the result of lower capital spending during late 1999 and early 2000. Oil and gas production expenses remained relatively stable between the first six months of 1999 and the first six months of 2000.

Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $81,761,108 as of June 30, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

Net Loss. The Company incurred a net loss of $5,238,944 for the six months ended June 30, 2000, compared to a net loss of $4,040,662 for the six months ended June 30, 1999. The losses for both periods resulted primarily from the absence of revenues, together with the Company's ongoing operating expenses. The increase in net loss for the six month period ended June 30, 2000, as compared to the six month period ended June 30, 1999, is primarily attributable to extraordinary interest expenses incurred in three months ended March 31, 2000 in connection with the issuance of convertible debentures on January 12, 2000. As indicated above, the Company is subject to fluctuations in currency exchange rates which may result in recognition in significant gains or losses during any period. The Company recognized $49,084 during the six months ended June 30, 2000 and $111,059 during the six months ended June 30, 1999 in gains as a result of currency transactions.

Capital and Liquidity

The Company had an accumulated deficit of $81,761,108 at June 30, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At June 30, 2000, the Company had total current assets of $4,728,703 and total current liabilities of $13,629,543 resulting in negative working capital of $8,900,840. As of June 30, 2000, the Company's balance sheet reflected $26,844,845 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout  its existence, the Company has relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. During the six months ended June 30, 2000, the Company received $1,591,336 in cash from the issuance of the January 12, 2000 Convertible Debentures but expended $1,638,898 of such cash in principal payments on outstanding notes. The Company received $300,000 in proceeds from the issuing of common stock and $100,000 from the issuing of notes payable to a related party. As a result, the Company's financing activities provided net cash of $352,438 during the six month period ended June 30, 2000, compared to the net cash of $4,186,832 from financing activities during the six month period ended June 30, 1999. The net cash received during the six month period ended June 30, 2000 was used primarily for general and administrative expenses.

While the Company had cash of $904,284 at June 30, 2000, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest, potential litigation liabilities and its contingent commitments to Teton Petroleum Company under the Teton Master Agreement (which is presently being renegotiated). Excluding potential litigation liabilities and contingent commitments to Teton Petroleum Company (for which we cannot reasonable estimate capital needs), the Company estimates its financial commitments for the remaining six months of 2000 will be approximately $2 million. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Among the factors that may affect the Company's results are the following:

     . the Company's ability to renegotiate its agreements with Teton Petroleum Company;

     .    the   Company's  ability   to establish beneficial
          relationships with industry  partners  to   provide
          funding  and  expertise  to  the   Company's
          projects;

     .    the   Company's  efforts   to  locate   commercial  deposits
          of  hydrocarbons   on   the Company's concessions and licenses;

     . the negotiation of additional licenses and permits for the exploitation of any reserves located;

     .    the  success of the  Company's  exploratory activities;

     .    the   completion   of   wells drilled  by  the Company, its
          joint venture partners and other parties allied with the Company's efforts;

     .    the economic recoverability of in-place reservoirs of hydrocarbons;

     .    technical    problems    in  completing wells and producing gas;

     . the ability of the Company to obtain the necessary financing to successfully pursue its business strategy; operating hazards and uninsured risks; and

     .    the  intense  competition  and price   volatility  associated  with
          the  oil   and   gas industry.

The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland, Slovakia, Yakutia, and Ukraine) are in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date.

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

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

On December 30, 1999, Finance & Credit Development Corporation Ltd., an Ireland corporation ("FCDC"), commenced an action against EuroGas in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. EuroGas did not file an answer or other responsive motion to such complaint. Accordingly, following the filing of a Motion for Default Judgment and supportive papers by the plaintiff, on March 16, 2000, the federal district court issued a default judgment against EuroGas in the amount of $19,773,113. On or about June 16, 2000, the Company entered into a memorandum of understanding, with FCDC in satisfaction of default judgment. In consideration for FCDC's stipulation to vacate the default judgment, the Company agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001 to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. The Company is in the process of consummating the transactions contemplated by the memorandum of understanding.

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

In early December, 1999, EuroGas signed a settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires EuroGas to pay $900,000 over the next 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Recently, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met, and the Trustee does not intend to seek bankruptcy court approval of the agreement. EuroGas is now evaluating what effect this has on the agreement. If the settlement agreement does not resolve the foregoing litigation, EuroGas intends to vigorously defend the litigation. Pursuant to the settlement, EuroGas has made monthly payments to Kukui, has executed all pleadings required to be submitted to the United States District Court, District of Utah, and has issued to Kukui, Inc. 100,000 shares of restricted common stock.

In July 1999, an action was commenced by Randy Crawford styled "Randy Crawford, PhD. P.E., Plaintiff, v. EuroGas, Inc., Danube International Petroleum company, Ltd., Danube Acquisition Corp., and Martin Schuepback, Defendant," in the State District Court, Dallas, Texas, Cause # DV 9805298. In this litigation, Crawford asserts that the Defendants breached a service agreement under which he was employed to provide consulting and engineering services and that he is now owed $159,500 and the right to purchase 284,000 shares of common stock at the price of $1.50. EuroGas recently settled this action pursuant to an agreement requiring (i) Crawford to dismiss his claims against EuroGas,
(ii) Schuepback to pay $300,000 to EuroGas, and (iii) EuroGas to issue 250,000 shares of restricted common stock to Schuepback.

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

On or about November 1, 1999, a settlement was reached with Stephen Jeu and Susanna Calvo resolving their claims in a suit filed in the District Court, Harris County, Texas, 55th Judicial District. Pursuant to the settlement agreement, EuroGas agreed to issue on or before June 1, 2000 to Mr. Jeu and Ms. Calvo shares of common stockwith a market value of $440,000 on the date of issuance and to reprice certain outstanding options. EuroGas has not fully performed the terms of the settlement agreement and is seeking to amend the settlement. If the amendment is not obtained, an Agreed Judgment for $570,000 may be presented by the plaintiffs for entry by the district court.

For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas, a subsidiary of the Company, in the amount of approximately $911,000 even though it had significant operating losses. The amount fluctuates on the financial statements of the Company due to adjustments in exchange ratios. At June 30, 2000, the income tax liability recorded in the Company's financial statements was $659,322. The Company has appealed the assessment and has proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

Item 2.   Changes in Securities and Use of Proceeds

On or about January 12, 2000, EuroGas issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors in exchange for an aggregate of of $1,591,336 in cash, conversion of $422,288 in outstanding EuroGas indebtedness, and payments may be such investors on behalf of EuroGas to creditors of EuroGas in the amount of $986,376. The Convertible Debentures accrue interest at the rate of prime plus two percent (currently 10.2%) per annum. Payment of the principal amount of the Convertible Debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each Convertible Debenture is convertible into (a) shares of Common Stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of Convertible Debenture), and (b) warrants to purchase one share Common Stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of Convertible Debenture). Each such warrant entitles the holder to purchase one share of Common Stock for an exercise price of $0.35 at any time on or before June 30, 2000.

As of June 30, 2000, the holders of all four Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock. Pursuant to the conversion of the debentures, the Company issued 8,571,428 shares of Common Stock and warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share.

The private placement of the Convertible Debentures (and the warrants and shares of common stock issuable upon the conversion thereof) was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in
Section 4(2) of the Securities Act of 1933, as amended, based upon the following based upon the following: (a) the investors confirmed to the Company that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the/ merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the Convertible Debentures and other documents representing each such security stating that it was
restricted   and  could  only  be  transferred  if   subsequently
registered  under  the  Securities  Act  or  transferred   in   a
transaction exempt from registration under the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -See Exhibit Index following the signature page.

     (b)  Reports on Form 8-K - none.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EUROGAS, INC.




Dated: August 16, 2000             By:  /s/ Karl Arleth
                                   ------------------------------
                                    (Karl  Arleth, President  and
                                     Temporary Principal
                                     Financial   and   Accounting
                                     Officer)

                          Exhibit Index


  Exhibit            Title of Document                Location
  Number
----------     -----------------------------  ----------------------
 3.1            Articles of Incorporation     Registration
                                              Statement
                                              on Form   S-18,
                                              File No. 33-1381-D*

 3.2             Amended Bylaws               Annual Report on
                                              Form   10-K   for
                                              the fiscal year
                                              ended September 30,
                                              1990*

 3.3             Designation Of Rights,        Quarterly  Report
                 Privileges, and Preferences   on form 10-QSB dated
                 of 1995 Series Preferred      June 30, 1995*
                 Stock

 3.4             Designation of Rights,        Report on Form 8-K
                 Privileges, and Preferences   dated  July   12,
                 of 1996 Series Preferred      1996*
                 Stock


 3.5             Designation of Rights,        Report on Form 8-K
                 Privileges, and Preferences   dated May 30, 1997*
                 1997 Series A Convertible
                 Preferred Stock

 4.1 Form of Convertible Debenture Annual Report on issued on January 12, 2000. Form 10-K for the  fiscal  year
                                                ended December
                                                31, 1999.*

 4.2             Form of Series 2000A Warrant   Quarterly Report
                                                on  Form 10-Q for
                                                the quarter
                                                ended  March  31,
                                                2000.*

 10.1            Settlement Agreement dated     Filed herewith.
                 June 16, 2000

 27.1            Financial Data Schedule        Filed herewith.


*Incorporated by reference