Form 10QSB
period 2000-09-30
EUROGAS INC
filed 2000-11-14
CIK 783209

_________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED SEPTEMBER 30, 2000.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION
     PERIOD FROM _______________ TO _______________.

                           EUROGAS, INC.
        (Exact  name  of  registrant  as  specified in its charter)

    Utah
                            33-1381-D                87-0427676
----------------       -------------------        ----------------
(State or other        (Commission File No.         (IRS Employer
   jurisdiction                                   Identification No.)
of incorporation)

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

Common Stock, $0.001 par value                   118,779,963
------------------------------          -----------------------------
       Title of Class                   (Number of Shares Outstanding
                                         at November 13, 2000)

                       INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                      PAGE

Item 1.   Financial Statements                                         F-1

          Condensed Consolidated Balance Sheets as of September
          30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 1999 and 2000

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 2000

          Notes to Condensed Consolidated Financial Statements

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

                  PART I FINANCIAL INFORMATION

ITEM 1.   Financial Information


                 EUROGAS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                 September 30, December 31,
                                                     2000          1999
                                                 ------------  ------------
                             ASSETS

Current Assets
  Cash and cash equivalents                      $    861,932  $  1,047,141
  Investment in securities available-for-sale         143,548       317,084
  Trade accounts receivable                         2,489,794       907,269
  Value added tax receivables                         987,642     1,057,628
  Receivable from joint venture partners            1,264,179     1,217,149
  Other receivables                                   106,682        74,696
  Other current assets                                428,275       236,044
                                                 ------------  ------------
     Total Current Assets                           6,282,052     4,857,011
                                                 ------------  ------------
Property and Equipment - Full Cost Accounting
  Oil and gas properties subject to amortization   21,734,833    21,553,571
  Oil and gas properties not subject to
   amortization                                    26,840,810    26,862,072
  Other mineral interests                           1,233,156       755,539
  Other property and equipment                        956,276     1,052,098
                                                 ------------  ------------
     Total Property and Equipment                  50,765,075    50,223,280
                                                 ------------  ------------
  Less: accumulated depletion depreciation
   and amortization                                (2,785,495)   (2,060,386)
                                                 ------------  ------------
     Net Property and Equipment                    47,979,580    48,162,894
                                                 ------------  ------------
Other Investments at Cost                           1,158,857       358,857

Long-Term Notes Receivable                                  -       500,000

Other Assets                                                -        89,816
                                                 ------------  ------------
Total Assets                                     $ 55,420,489  $ 53,968,578
                                                 ============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $  5,812,917  $  4,085,777
  Accrued liabilities                               4,634,524     3,554,095
  Accrued income taxes                                630,711       708,931
  Accrued settlement obligations                    6,849,182    12,527,000
  Notes payable                                     3,259,344     4,155,492
  Notes payable to related parties                  1,559,946     1,329,161
                                                 ------------  ------------
     Total Current Liabilities                     22,746,624    26,360,456
                                                 ------------  ------------
Deferred Income Tax Liability                       1,315,799             -
                                                 ------------  ------------
Minority Interest                                   4,041,398     3,824,903
                                                 ------------  ------------
Stockholders' Equity
  Preferred stock, $.001 par value; 3,661,968
   shares authorized; issued and outstanding:
   September 30, 2000 - 2,392,228 shares,
   December 31, 1999  - 2,394,028 shares; 1999
   liquidation preference: $845,640                   350,479     2,001,949
  Common stock, $.001 par value; 325,000,000
   shares authorized; issued and outstanding:
   September 30, 2000 - 111,779,963 shares,
   December 31, 1999 - 86,835,838 shares              111,780        86,836
  Additional paid-in capital                      126,882,415   102,032,174
  Receivable from shareholders                       (200,000)            -
  Accumulated deficit                             (94,227,164)  (76,471,799)
  Accumulated other comprehensive loss             (5,600,842)   (3,865,941)
                                                 ------------  ------------
     Total Stockholders' Equity                    27,316,668    23,783,219
                                                 ------------  ------------
Total Liabilities and Stockholders' Equity       $ 55,420,489  $ 53,968,578
                                                 ============  ============

  The accompanying notes are an integral part of these condensed financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                    For the Three Months        For the Nine Months
                                                     Ended September 30,         Ended September 30,
                                                 --------------------------  --------------------------
                                                     2000          1999          2000         1999
                                                 ------------  ------------  ------------  ------------
Oil and Gas Sales                                $  1,478,090  $  1,345,037  $  4,151,155  $  3,326,629
                                                 ------------  ------------  ------------  ------------
Costs and Operating Expenses
  Oil and gas production                              175,606       384,652       799,626       990,539
  Depreciation depletion and amortization             109,519       622,221       840,243     1,428,166
  Litigation settlement expense, net of
   $105,000 settlement income                       6,343,696             -     6,343,696             -
  Less on sale of equipment                             3,070             -         4,926             -
  General and administrative                        2,258,721     3,573,058     5,467,995     7,913,770
                                                 ------------  ------------  ------------  ------------

     Total Costs and Operating Expenses             8,890,612     4,579,931    13,456,486    10,332,475
                                                 ------------  ------------  ------------  ------------
Other Income (Expense)
  Interest income                                      26,164       108,215        76,806       190,051
  Interest expense                                 (3,848,540)     (149,884)   (6,814,002)     (405,731)
  Foreign exchange net gains (losses)                  91,121        (2,567)      140,205       108,492
  Realized loss on sale of securities                       -    (1,600,000)            -    (1,637,694)
                                                 ------------  ------------  ------------  ------------
     Total Other Income (Expense)                  (3,731,255)   (1,644,236)   (6,596,991)   (1,744,882)
                                                 ------------  -------------  -----------  ------------
Loss Before Provision for Income Taxes            (11,143,777)   (4,879,130)  (15,902,322)   (8,750,728)

Provision for Income Taxes                         (1,398,162)            -    (1,398,162)            -

Minority Interest in Income of Consolidated
  Subsidiary                                          109,868      (179,545)     (370,531)     (348,608)
                                                 ------------  ------------  ------------  ------------
Net Loss                                          (12,432,071)   (5,058,675)  (17,671,015)   (9,099,336)

Preferred Dividends                                   (55,581)      (24,902)     (105,946)   (1,031,679)
                                                 ------------  ------------  ------------  ------------
 Loss Applicable to Common Shares                $(12,487,652) $ (5,083,577) $(17,776,961) $(10,131,015)
                                                 ============  ============  ============  ============
Basic and Diluted Loss per Common Share          $      (0.12) $      (0.06) $      (0.18) $      (0.12)
                                                 ============  ============  ============  ============
Weighted Average Number of Common
 Shares Used In Per Share Calculation             105,641,055    82,883,604    99,640,871    82,182,414
                                                 ============  ============  ============  ============

  The accompanying notes are an integral part of these condensed financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                            For the Nine Months
                                                             Ended September 30,
                                                          --------------------------
                                                              2000          1999
                                                          ------------  ------------
Cash Flows From Operating Activities
 Net loss                                                 $(17,671,015) $ (9,099,336)
 Adjustments to reconcile net loss to cash provided
   by operating activities:
  Depreciation depletion and amortization                      840,243     1,428,166
  Minority interest in income (loss) of subsidiary             370,531       348,608
  Allowance provided against note receivable                   500,000             -
  Common stock issued for services                             365,000             -
  Interest expense related to grant of warrants              2,639,038             -
  Accrued settlement obligations                             6,448,696             -
  Interest expense from beneficial conversion features       1,689,429             -
  Debentures issued for expense paid by shareholder            986,376             -
  Interest expense from detachable warrants                  1,898,138             -
  Loss on sale of equipment and securities
   available-for-sale                                            1,856     1,637,694
  Exchange gain                                               (140,205)     (108,492)
  Deferred tax liability                                     1,315,799             -
  Changes in assets and liabilities, net
    of assets acquired:
   Trade receivables                                        (1,075,334)     (534,686)
   Other receivables                                          (627,465)     (558,384)
   Other assets                                               (118,171)     (379,604)
   Accounts payable                                          2,149,503       556,814
   Accrued liabilities                                       1,859,225     1,658,760
                                                          ------------  ------------
  Net Cash Used In Operating Activities                      1,431,644    (5,050,460)
                                                          ------------  ------------
Cash Flows From Investing Activities
 Purchases of mineral interests, property and equipment     (4,381,716)   (4,622,749)
 Issuance of note receivable to Teton Petroleum Company       (400,000)            -
 Investment in Teton Petroleum Company at cost                (300,000)            -
 Proceeds from sale of securities, property and equipment    2,291,978       100,557
 Investment in securities available-for-sale                         -    (1,696,700)
                                                          ------------  ------------
  Net Cash Used In Investing Activities                     (2,789,738)   (6,218,892)
                                                          ------------  ------------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock                        195,000             -
 Principal payments on notes payable to related parties        (65,974)     (150,000)
 Principal payments on notes payable                          (630,905)     (482,489)
 Proceeds from issuance of preferred stock,
  net of offering costs                                              -     6,012,500
 Proceeds from issuance of debentures                        1,591,336             -
 Proceeds from issuance of notes payable                             -       184,742
 Proceeds from issuance of notes payable to
  related parties                                              142,614       429,070
                                                          ------------  ------------
  Net Cash Used In Financing Activities                      1,232,071     5,993,823
                                                          ------------  ------------
                                                                         (Continued)

  The accompanying notes are an integral part of these condensed financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (CONTINUED)

                                                            For the Nine Months
                                                             Ended September 30,
                                                          --------------------------
                                                              2000          1999
                                                          ------------  ------------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                         $    (59,186) $   (143,889)
                                                          ------------  ------------
Net Decrease In Cash and Cash Equivalents                     (185,209)   (5,419,418)
Cash and Equivalents at Beginning of Period                  1,047,141     7,489,510
                                                          ------------  ------------
Cash and Equivalents at End of Period                     $    861,932  $  2,070,092
                                                          ============  ============
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                 $     57,462  $    255,847
                                                          ============  ============

Supplemental Disclosure of Noncash Investing and Financing Activities

During   the  three months ended March 31, 2000,  accrued
liabilities in the amount of $87,216 were converted to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock at $0.35 per share.
Preferred  shareholders  converted  1,800  shares  of  Series   C
preferred stock together with $21,599 of accrued preferred dividends into 5,329,713 common shares at a weighted-average price of $0.54 per common share.

Also during the nine months ended September 30, 2000, the Company issued 5,292,983 shares of common stock pursuant to accrued settlement obligations valued at $3,835,514 or $0.72 per share.
An option to purchase 3,000,000 shares of the company's common stock was granted pursuant to accrued settlement obligations valued at $1,560,000. The options granted vest in one year and are exercisable at $0.65 per share for a period of thirty days. The Company issued 1,500,791 shares of common stock upon conversion of debt to related parties in the amount of $525,277, or $0.35 per share, including notes payable of $294,896 and related accrued interest in the amount of $230,381. The Company issued 1,499,208 shares of common stock upon conversion of debt to third parties in the amount of $524,720, or $0.35 per share, including notes payable of $146,883 and related accrued interest in the amount of $377,837. The Company issued notes payable to shareholders totaling $792,814 for payments made on behalf of the Company for investments in property of $692,814 and an advance of $100,000 to Teton Petroleum Company as a note receivable.

During the nine months ended September 30,1999, EuroGas accrued preferred dividends of $1,031,679. Preferred shareholders converted 8,000 shares of 1998 Series B Preferred stock together with $39,502 of accrued preferred dividends into 10,576,208 common shares at approximately $0.75 per common share.

During the Third Quarter of 1999, a receivable in the amount of $600,000 was assigned to a third party in partial satisfaction of a note payable in the amount of $1,840,224 leaving a balance owed on the note of $1,240,224 as of September 30, 1999.

 The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K/A for the year ended December 31, 1999. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

Business Condition- EuroGas and its subsidiaries have accumulated deficits of $76,471,799 since their inception in 1995 through December 31, 1999 and $94,227,164 as of September 30, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at December 31, 1999 and September 30, 2000, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

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

During the nine months ended September 30, 2000, Big Horn Resources Ltd, a Canadian full-service oil and gas producer which the Company holds an interest of 50.1% acquired property valued at $889,472 and capitalized development and exploration costs in the amount of $3,316,664. Big Horn Resources Ltd also disposed of their non-core properties for net proceeds of $2,196,592.

Also during the nine months ended September 30, 2000, EuroGas
Austria GmbH, a wholly owned subsidiary capitalized exploration costs in the amount of $477,614.

NOTE 3 - NOTE RECEIVABLE

As described in Note 2, Property Acquisitions, EuroGas made a loan in the amount of $500,000 to Teton Petroleum Company (Teton) of which $100,000 was paid by a shareholder on behalf of the Company. During August 2000, Teton issued 1,000,000 restricted common shares in satisfaction of this receivable. EuroGas has recorded its investment in Teton shares as an investment in non-marketable securities at its cost of $500,000.

During the second quarter of 2000 EuroGas determined that a note receivable in the amount of $500,000 was unrecoverable.
Accordingly, the Company provided an allowance against the note and recorded a bad debt charge of $500,000 to its operations for the period ended June 30, 2000.

NOTE 4 - NOTES PAYABLE

During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion, the debenture holders also received warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debentures were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The values of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%, expected dividend yield of 0%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 were issued.

During September 2000, the Company issued 1,500,792 shares of common stock upon conversion of notes payable to related parties in the amount of $525,277, or $0.35 per share, including conversion of principal on related party notes payable in the amount of $294,896 and related accrued and unpaid interest in the amount of $230,381. Also during September 2000, the Company issued 1,499,209 shares of common stock upon conversion of notes payable in the amount of $524,720, or $0.35 per share, including principal on notes payable of $146,883 and related accrued and unpaid interest in the amount of $377,837. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market, constitutes the grant of a beneficial conversion feature of $0.31 for the difference between market and the conversion price of the debt. The Company recognized $918,000 as interest expense related to the beneficial conversion feature.

During the nine months ended September 30, 2000, the Company issued notes payable to shareholders totaling $892,814 for payments made on behalf of the Company. Included in the payments were investments in property and other operating expenses of $792,814 and an advance of $100,000 to Teton Petroleum Company as a note receivable.

Current notes payable were reduced during the nine months ended September 30, 2000 by approximately $896,148 which primarily consisted of a net reduction in a line of credit to a bank in Canada of $742,061 and the conversion of notes to equity in the amount of $146,883.

During September 2000, the Company reached a settlement agreement pursuant to the default on repayment of notes payable and notes payable to related parties. Under the terms of the agreement, the Company will issue 4,999,998 warrants. The warrants vest immediately, are exercisable at $0.55 per share and expire on December 31, 2003. The Company recorded interest expense in the amount $2,639,038 related to the warrants. The warrants were valued utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.8 percent; expected dividend yield of 0 percent; volatility of 137.3 percent; an expected life of 3.3 years.

NOTE 5 - STOCKHOLDERS' EQUITY

An assertion was made against EuroGas by alleged holders of registration rights that EuroGas failed to file a registration statement for certain shares and warrants. On March 16, 2000, a default judgement in the amount of $19,773,113 was entered against EuroGas by the United States District Court District of Utah, Central Division due to lack of response by EuroGas. On June 16, 2000, the Company entered into a settlement agreement, with the holders of the registration rights in satisfaction of the default judgement. Under the terms of the agreement, the Company was required to issue 3,700,000 shares of its common stock and an option to purchase an additional 3,000,000 shares of common stock exercisable in one year at an exercise price of $0.65 per share. The terms of the agreement further require the Company to register the shares of common stock issued and to pay, either in cash or additional common stock, the difference between $3.00 per share and the market value of the shares of common stock received by the holders of the registration rights upon exercise of the options. The Company recognized a charge of $11,527,000 related to the settlement agreement against its operations during the year ended December 31, 1999. The warrants granted were valued utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.4 percent; expected dividend yield of 0 percent; volatility of 154.9 percent; an expected life of 1.1 year. During June 2000, the Company issued the 3,700,000 shares of common stock as required under the terms of the agreement.

During September 2000, the Company issued 615,000 common shares with a value of $440,000, or $0.72 per share, pursuant to a settlement agreement reached during October 1999 with former employees of Globegas, a wholly owed subsidiary of the Company. The assertion made by the former employees was for prior compensation owed. The Company recognized the accrued settlement obligation and related expense during the year ended December 31, 1999.

As described in Note 7 - Commitments and Contingencies, during the nine months ended September 30, 2000, the company issued 977,983 shares of common stock pursuant to other accrued settlement obligations in the amount of $398,514 or $0.41 per share.

As described in Note 4 - Notes Payable, during March 2000, the Company issued 8,571,428 common shares upon conversion of debentures with a value of $3,000,000, or $0.35 per share and issued 3,000,001 common shares upon conversion of notes payable and notes payable to related parties with a value of $441,779 and accrued and unpaid interest of $608,218, or $0.35 per share.

During the January 2000, all 1,800 outstanding shares of 1999 Series C Convertible Preferred Stock were converted into 5,266,452 common shares at a weighted-average price of $0.34 per share. In connection with the conversion, 63,261 common shares were issued for $21,599 in accrued dividends on the converted 1999 Series shares at a weighted-average price of $0.34 per common share.

During September 2000, the Company issued 500,000 common shares to a shareholder as compensation for services valued at $365,000, or $0.73 per share and during May 2000, the Company issued
250,000 common shares for cash in the amount of $195,000, or $0.78 per share.

During September 2000, the Company entered into an agreement with a broker/dealer for the resale of 2,000,000 common shares which had been registered for resale by a recent Form S-3 Registration Statement filed with the Securities and Exchange Commission. Under the agreement, the broker/dealer was issued 2,000,000 common shares. As of September 30 ,2000, 400,000 shares were resold for proceeds totaling $200,000, or $0.50 per share. The $200,000 was recorded by the Company as subscriptions receivable. The Company expects to receive either proceeds from the sale of the remaining 1,600,000 shares or the return of those shares.

At September 30, 2000, the following preferred shares were
outstanding:
     Series 1995 Preferred shares; 2,391,968 shares
          outstanding; $0.05 annual dividend rate per share, $119,598 annually; $513,162 liquidation preference
     1997 Series A Preferred shares; 260 shares outstanding;
          $60.00 annual dividend rate per share, $15,600 annually; $332,478 liquidation preference

NOTE 6 - COMPREHENSIVE LOSS

                                          For The Three Months       For the Nine Months
                                           Ended September 30,        Ended September 30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
Loss Applicable to Common Shares       $(12,487,652) $ (5,083,577) $(17,776,961) $(10,131,015)
                                       ------------  ------------  ------------  ------------
Other Comprehensive Loss
 Unrealized holding losses on
  securities available-for-sale             (32,621)       64,642      (173,536)     (376,515)
 Less: Reclassification adjustment
   for losses realized in net loss                -             -             -        37,695
 Net change in cumulative foreign
   currency translation adjustment         (812,735)     (594,715)   (1,561,365)   (1,487,240)
                                       ------------  ------------  ------------  ------------
  Total Other Comprehensive Loss           (845,356)     (530,073)   (1,734,901)   (1,826,060)
                                       ------------  ------------  ------------  ------------
  Comprehensive Loss                   $(13,333,008) $ (5,613,650) $(19,511,862) $(11,957,075)
                                       ============  ============  ============  ============

Accumulated other comprehensive loss consisted of the following at September 30, 2000:

  Unrealized loss on securities available-for-sale        $(1,242,389)
  Cumulative foreign currency translation adjustment       (4,358,453)
                                                          -----------
 Accumulated Other Comprehensive Loss                     $(5,600,842)
                                                          ===========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

During January 2000, EuroGas entered into an agreement with Slovgold GmbH, a related party, to conduct a six-well pilot program in South Wales to test for coaled methane gas. Under the terms of the agreement, EuroGas will cover the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout. EuroGas interest will be reduced to 25% after the payout point is reached. Slovgold GmBH is affiliated with a shareholder of EuroGas.

A bankruptcy trustee appointed in the McKenzie Methane Corporation Bankruptcy case (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex) has asserted a claim to the proceeds that EuroGas would receive from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex methane gas concession in Poland. The Trustee's claim is apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex concession) from persons who were acting as nominees for the McKenzie's, or in fact may be operating as a nominee for the McKenzie's, and therefore, the creditors of the estate are the true owners of the proceeds received or to be received from the development of the Pol-Tex concession. EuroGas believes that the claim is without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the trustee over the estate has no jurisdiction over Pol-Tex Methane, a Polish corporation, or its interests held in Poland, that EuroGas paid substantial consideration for Globegas, and that there is no evidence that the creditors invested any money in the Pol-Tex concession.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in an adversary proceeding in which he is seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, that motion was approved by the Bankruptcy Court. This suit has been administratively consolidated with the above claims and is pending before the court.

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

In early December 1999, EuroGas signed a settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee, which, if fully performed, would resolve all claims made by Kukui and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Subsequently, however, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met and the Trustee does not intend to seek bankruptcy court approval of the agreement. EuroGas is now evaluating what effect this has on the agreement. In the event the settlement agreement does not resolve the foregoing litigation, EuroGas intends to vigorously defend the litigation. Pursuant to the settlement, EuroGas is past due on a portion of the monthly payments to Kukui and has executed all pleadings required to be submitted to the Federal District Court in Utah.

As further described in Note 8 - Subsequent Events, during
October 2000, the Company reached a mediation settlement agreement related to the McKenzie Bankruptcy case and all related assertions. The Company recorded a settlement expense in the amount of $4,583,824 during the three month period ended
September 30, 2000 related to the agreement.

During July 1999, an action was commenced by a former consultant asserting breach of a service agreement related to consulting and engineering services provided to the Company. The consultant has made an assertion for $159,500 and the right to purchase 284,000 shares of common stock at a price of $1.50 per share as compensation for services provided to the Company. During the second quarter of 2000, the Company reached a settlement agreement in satisfaction of this action. Pursuant to the agreement, the Company received $300,000 from a former officer, and issued 250,000 shares of common stock. The Company recorded the issuance of the common stock at the fair value of $195,000, or $0.78 per share and settlement income in the amount of $105,000 during the nine months ended September 30, 2000. The former officer also made payments to the former consultant in full satisfaction of his claims.

On October 11, 1999, an action was filed against the Company entitled "Fred L. Oliver, Petroleum Ventures of Texas, R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs assert that the Company breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with the Company's acquisition of its interest in Beaver River Resources, Ltd. The action seeks rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys' fees and interest. The Company has filed an answer denying the allegations contained in the lawsuit. The Company believes that this lawsuit was settled and has recently filed a counterclaim to enforce the settlement. The Company also entered into a second round of settlement negotiations to resolve this lawsuit.

During March of 1998, EuroGas was notified there may be certain title problems related to an area of mutual interest to be explored and developed by the Nafta/Danube joint venture in Slovakia. The problem area was outside of the Trebisov area where EuroGas drilled six wells and which was unaffected by the claim. The disputed area was located in the southern portion of the property covered by the designations contained in the Nafta/Danube joint venture agreements and was subject to a competing claim of ownership by a private Slovak company. EuroGas' expansion beyond the Trebisov was limited by the extent the Nafta/Danube joint venture did not have exploration rights as previously contemplated. During the second quarter of 1998, EuroGas acquired a 90% interest in Maseva Gas, s.r.o. ("Maseva") which holds the rights to the exploration territory known as "Kralovsky Chlmec"and included the disputed area located to the south of Trebisov. The division of the working interest for this territory was 67.5% for EuroGas (rather than the 50% split which governs the Trebisov area), provided that EuroGas carries the cost of drilling the first two wells in the Maseva concession.

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

The Company leases office facilities from various lessors in the United States, Poland, Ukraine, the Netherlands, and the United Kingdom. Rent expenses for the years ended December 31, 1999, 1998 and 1997 were $517,354, $290,991, and $178,733, respectively. Annual commitments for future minimum rental payments required under the leases as of December 31, 1999 were as follows:

                                               Lease
        Year Ending December 31:              Payments
                                             ----------
                  2000                       $  154,452
                  2001                          154,452
                  2002                          104,814
                                             ----------
                 Total                       $  413,718
                                             ==========

NOTE 8 - SUBSEQUENT EVENTS

During October 2000, the Company issued 7,000,000 shares common stock for cash proceeds of $2,000,000, net of $500,000 issuance costs. If the issuer does not realize $2,500,000 upon resale of the 7,000,000 shares, the Company will issue additional shares to provide for any shortfall.

During October 2000, the Company reached a mediation settlement agreement related to the McKenzie Bankruptcy case to address resolutions of all related disputes and issues as described in
Note 7 - Commitments and Contingencies. Under the terms of the agreement, the Company agreed to pay $1,500,000 by December 31, 2000, execute a promissory note for $1,500,000 payable to the trustee, bearing an interest rate of 8% per annum and maturing on December 31, 2002. The Company also agreed to issue 2,000,000 shares of common stock and 2,800,000 warrants having a strike price of $0.405 per share and expiring in two years. The Company has agreed to file, for the benefit of the trustee, a registration statement on Form S-3 by January 15, 2001 for the common shares with a piggyback shelf registration for the warrants. Under the terms of the settlement agreement, the Company will make all past due installments due under the original Kukui settlement agreement. The Company recorded a settlement expense in the amount of $4,583,824 during the three month period ended September 30, 2000 related to the settlement agreement.

Also during October 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common stock upon conversion of notes payable. Under the terms of the agreement, the Company will issue 3,800,000 shares of common stock, which will be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001. The Company will also issue a warrant to purchase 5,200,000 shares of common stock at $1.00 per share. The warrants will expire on January 15, 2002. The Company recorded a settlement expense in the amount of $1,864,872 during the three month period ended September 30, 2000 related to the settlement agreement and issued 877,983 of the required 3,800,000 shares of common stock.

During October 2000, EuroGas loaned an additional $500,000 cash to Teton Petroleum under terms of a convertible debenture and a share purchase agreement. The debenture carries a 20% interest rate and is convertible after one year, together with $100,000 interest which will accrue through that date, into 2,000,000 registered Teton common shares at $0.30 per share.



ITEM  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations.

General


     The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil and other hydrocarbons. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in co-generation and mineral reclamation projects. The following discussion highlights the Company's acquisition activities and holdings by global region.

      Activities in Canada. The Company holds an equity interest of slightly more than 50% of the capital stock of Big Horn Resources Ltd. ("Big Horn"), a Canadian full-service oil and gas producer. Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although the Company currently holds one seat on Big Horn's board of directors, the Company is not involved in the day-to-day management or operations of Big Horn. The Company consolidates the operations and assets of Big Horn into the Company's financial statements.

       Activities in Poland. EuroGas Polska, a wholly-owned subsidiary of the Company, has formed a consortium with certain other companies under the registered name of "Energetyka Lubuska." Energetyka Lubuska has executed a letter of intent with the Polish Oil and Gas Company to develop a new power plant near Gorzow, in northwestern Poland. The proposed project involves the construction of a five-megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby desulfurization plant owned by the Polish Oil and Gas Company. The project is at a preliminary stage, and the Company must enter into a final agreement with the Polish Oil and Gas Company, complete the design of the plant, and obtain financing before the 12-24 month construction process can commence. The Company expects to enter into a final agreement by the end of 2000.

     In addition, on September 7, 2000, the Polish Ministry of Environmental Protection, Natural Resources and Forestry granted EuroGas Polska a concession to explore and develop oil and gas for over one million acres in the Carpathian oil fairway. In May 2000, a report conducted by independent Polish oil and gas experts indicated potentially producing deposits in 12 exploration leads within this area. On October 27, 2000, EuroGas Polska entered into a Joint Operation Agreement with the Polish Oil and Gas Company. The agreement calls for Polish Oil and Gas Company to become the operator in the Carpathian project. Separately, the Polish Oil and Gas Company and the Company have entered into a tentative agreement whereby the Polish Oil and Gas Company will acquire 30% of EuroGas Polska

     Activities in Slovakia. The Company is pursuing three projects in Slovakia, including the development of the Gemerska-Poloma talc deposit located near Roznava. The Company owns a 24.5% indirect interest in this talc deposit, operated by Rozmin s.r.o., with the remaining interest being held by Belmont Resources, Ltd. ("Belmont"), a Vancouver, British Columbia corporation and an affiliate of a significant shareholder of the Company. The Company anticipates commercial production for the talc mine in 2001. Belmont has agreed to finance the first $1.0 million of the Company's expenditures in mining the Gemerska-Poloma deposit.

      The Company's two remaining Slovakian projects involve the exploration for oil or natural gas in the Trebisov gas field in eastern Slovakia and the Evigeo (Medzilaborce) concession in the northeastern corner of Slovakia. Each of these projects is at an early exploratory or appraisal stage.

     Activities in Sakha Republic. In 1997, the Company acquired OMV (Jakutien) GmbH, which holds a 50% interest in the TAKT Joint Venture, which is based in Yakutsk, Sakha Republic, Russia. The TAKT Joint Venture held two oil and gas exploration licenses. The Company participated in a work program of seismic reprocessing of over 1,700km of data and its interpretation prior to the expiry of the licenses in October 1998. Recently, the Company has been negotiating to have the licenses renewed to allow the Company to move forward towards choosing a drilling location for a future well. The Company negotiated the agreement with Pan Asia Mining Company for a farm-out of a portion of the Company's interest in TAKT.

     Activities in the United Kingdom. UK Gas Limited, a United Kingdom company, and Slovgold GesmbH, an Austrian company, are negotiating a 50/50 joint venture to engage in coalbed methane gas exploration activities in South Wales. On January 20, 2000, the Company entered into an agreement with Slovgold pursuant to which the Company purchased 50% of Slovgold's 50% interest in this joint venture if and when Slovgold finalizes its agreement with UK Gas. If the joint venture agreement between UK Gas and Slovgold is finalized, the Company anticipates conducting a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas to test for coalbed methane gas. The Company's agreement with Slovgold calls for the Company to cover the costs for the six-well pilot program (estimated at $700,000) and the first stage of any subsequent development program in exchange for 40% of the cash flow until payout, after which the Company's contribution obligation and cash flow interest will be reduced to 25%. In order to minimize the amount of capital the Company needs to contribute to conduct the pilot program, the Company has entered into discussions with UK Gas in order to permit the Company to participate in the pilot program by utilizing drilling equipment owned by its Polish subsidiary. In light of the absence of binding agreement between Slovgold and UK Gas (or any approval by UK Gas of the Company's participation), the Company remains uncertain about the prospect of pursuing the pilot program in any form.

      Proposed Merger with Teton Petroleum Company. On April 5, 2000, the Company entered into a Master Transaction Agreement (and related merger agreement) with Teton Petroleum Company, a Delaware corporation ("Teton"), and Goltech Petroleum, LLC, a Texas limited liability company and wholly-owned subsidiary of Teton. Due to the delay of both Teton and the Company completing related due diligence, and to liabilities associated with a default judgment entered against the Company, such Master Transaction Agreement has been amended pursuant to various side letters. In July, both parties concluded that it was in the best interests of Teton and the Company to simplify and clarify their current contractual relationship with respect to the merger. On July 28, 2000, a standstill agreement was reached by both parties. On August 13, 2000, the Company and Teton entered into an amended and restated standstill agreement. The amended and restated standstill agreement provides for the following:

1. The Standstill agreement replaces the Master Transaction Agreement dated April 5, 2000;
2.   All indebtedness among the parties has been settled;
3. Teton has satisfied its indebtedness to the Company by issuing 1,000,000 shares of Teton stock to the Company. The parties have until November 1, 2000 to negotiate a new merger agreement (see below, where the parties have extended this date to December 31, 2000);
4.   The parties are free to seek financing from third parties;

      Since August 13, 2000, both parties have been involved in continued and confidential negotiations on a potential merger. On October 20, 2000, the Company received a convertible debenture from Teton, which will give the Company the right and obligation to acquire an additional 2,000,000 shares of Teton stock if a merger is not completed by December 31, 2000. At this same time, both companies have agreed to extend the standstill agreement deadline of November 1, 2000 to December 31, 2000. Both parties are actively continuing the merger negotiations at this time.

     Since the amended and restated standstill agreement
was signed on August 13, 2000, Teton has secured independent third party financing for a portion of their needs in the Goloil license. As a result, Teton's 100% ownership interest in Goltech has been reduced to 50% on an interim basis. Goltech's primary asset is its ownership of 70.59% of a Russian closed joint stock company known as Goloil. Teton has represented to The Company that Goloil is the operator of the Eguryakhskiy License Territory, also referred to as the Goloil Project, a 187 sq. kilometer (46,200 acre) oil field centrally located in the southern half of the West Siberian basin in Russia. Goltech is in the early stages of constructing an approximately 25 mile-long pipeline from the Eguryakhskiy license area to an existing pipeline in order to increase the volume of oil extracted from the Eguryakhskiy license area. Currently there are 4 wells on the license and a fifth well which is being drilled. Two wells are producing 1,250 barrels of oil per day, and two wells are shut in due to the inability to transport truck more than 1,250 barrels of oil from the field at this time.


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

Results of Operations

The following table sets forth consolidated income statement data and other selected operating data for the three- month and nine-month periods ended September 30, 2000 and 1999, respectively.


                           For the Three Months         For the Nine Months
                            Ended September 30,          Ended September 30,
                         -------------------------------------------------------
                                2000          1999           2000           1999
                         -----------    ----------     ----------     ----------
Oil and Gas Sales        $ 1,478,090    $1,345,037     $4,151,155     $3,326,629

Operating Expenses

  Oil and gas production     175,606       384,652        799,626        990,539

  Depreciation  depletion    109,519       622,221        840,243      1,428,166
   and amortization

  Realized loss on sale of    (3,070)            -         (4,926)             -
    equipment
  Litigation  settlement    6,343,696            -         (4,926)             -
   expenseent
  General and
    administrative          2,258,721    3,573,058      5,467,995      7,913,770

  Total Operating Expenses  8,890,612    4,579,931     13,456,486     10,332,475

Other Income (Expense)

     Interest Income           26,164      108,215         76,806        190,051

     Interest Expense      (3,848,540)    (149,884)    (6,814,002)      (405,731)

     Foreign currency          91,121       (2,567)       140,205        108,492
     exchange gains
     (losses), net

     Realized loss on sale of       -   (1,600,000)            -      (1,637,694)
      securities

     Other Expense, Net    (3,731,255)  (1,644 236)    (6,596,991)    (1,744,882)


Net Loss Before Provision (11,143,777)  (4,879,130)   (15,902,322)  (8,750,728)
 for Income Tax

Provision for Income Tax   (1,398,162)           -     (1,398,162)           -

Minority  Interest in
 income of Consolidated
 Subsidiary                   109,868     (288,103)      (370,531)    (457,167)

Net Loss                  (12,432,071)  (5,058,675)   (17,671,015)    (9,099,336)


Three Months Ended September 30,  2000 Compared with Three Months
Ended September 30, 1999

Revenues. As the Company owns the controlling interest in Big Horn, the Company's results of operations for the three months ended September 30, 2000 reflect oil and gas sales of $1,478,090, all of which is attributable to Big Horn. This is an increase of 10 percent compared to the same period in 1999.

Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses decreased from $384,652 for the three months ended September 30, 1999 to $175,606 for the three months ended September 30, 2000. Such decreased costs result primarily from a stabilization of the production. General and administrative expenses were $2,258,721 for the three months ended September 30, 2000, compared to $3,573,058 for the three months ended September 30, 1999. Such decrease in administrative expenses is the result of an effort to reduce overhead. Depreciation and amortization expenses were $109,519 for the three months ended September 30, 2000, compared to $622,221 for the three months ended September 30, 2000.

During the three months ended September 30, 2000, the Company incurred interest expense of $3,848,540, compared to $149,884 during the three months ended September 30, 1999. Interest related to the grant of warrants due to the default on notes payable and to a beneficial conversion feature on conversion of notes payable and notes payable to related parties caused this increase.

Income Taxes. Historically, the Company, except for its Canadian Subsidiary, Big Horn, has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $94,227,164 as of September 30, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

The Company's 50.1% owned subsidiary, Big Horn, recorded an income tax expense in the amount of $1,398,162 for the nine months ended September 30, 2000, and a deferred tax liability of $1,315,799 as of September 30, 2000. The deferred tax liability is the result of the reversal of temporary differences in the tax basis related to the depletion method, and as the result of pass through deductions allowed to certain Canadian shareholders under Canadian tax regulations.

Net Loss. The Company incurred net losses of $12,432,071 for the three months ended September 30, 2000 and $5,058,675 for the three months ended September 30, 1999. These losses remain attributable to the Company's absence of revenues, other than those of Big Horn, combined with continued administrative, production, depreciation and other recurring expenses. The increase in net losses for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, was primarily attributable to the net litigation settlement expense of $6,343,696. These net losses excluding the litigation expenses are expected to continue at least some part of 2001.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $91,121 in gains during the three months ended September 30, 2000, and $2,567 as currency exchange loss in the three months ended September 30, 1999, as a result of currency transactions during such periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine  Months  Ended September 30, 2000 Compared with Nine  Months
Ended September 30, 1999

Revenues. As the Company owns the controlling interest in Big Horn, the Company's results of operations for the nine months ended September 30, 2000 reflect oil and gas sales of $4,151,155, all of which is attributable to Big Horn. This is a 25 percent increase from 1999.

Operating Expenses. General and administrative expenses were $5,467,995 for the nine months ended September 30, 2000, compared to $7,913,770 for the nine months ended September 30, 1999, a decrease of 31 percent. The decrease was primarily attributable to a reduction of consulting fees as well as the fact that the company incurred a large one-time cost associated with the leasing of new offices during the first quarter of 1999. Depreciation and amortization expenses were $840,243 for the nine months ended September 30, 2000, compared to $1,428,166 for the nine months ended September 30, 1999. Such decrease is primarily attributable to a reduced need for extraordinary depletion and amortization. Oil and gas production expenses remained relatively stable between the first nine months of 1999 and the first nine months of 2000, other than a nominal decrease.

The $4,151,155 oil and gas revenue figure on the Company's Statement of Operations represents 100% of Big Horn oil and gas revenues. The $370,531 minority interest expense is included to account for the interest of the minority shareholders in Big Horn, so that the net income figures set forth on the Statement of Operations reflect only the Company's approximately 51% equity interest in Big Horn.

Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company, except for its Canadian subsidiary Big Horn, has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $94,227,164 as of September 30, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

The Company's 50.1% owned subsidiary, Big Horn, recorded an income tax expense in the amount of $1,398,162 for the nine months ended September 30, 2000, and a deferred tax liability of $1,315,799 as of September 30, 2000. The deferred tax liability is the result of the reversal of temporary differences in the tax basis related to the depletion method, and as the result of pass through deductions allowed to certain Canadian shareholders under Canadian tax regulations.

Net Loss. The Company incurred a net loss of $17,671,015 for the nine months ended September 30, 2000, compared to a net loss of $9,099,336 for the nine months ended September 30, 1999. The losses for both periods resulted from the Company's absence of revenues, other than those of Big Horn, together with the Company's ongoing operating expenses. The increase in net loss for the nine-month period ended September 30, 2000, compared to the nine month period ended September 30, 1999, is primary attributable to the litigation settlement expenses.

As indicated above, the Company is subject to fluctuations in currency exchange rates, which may result in recognition in significant gains or losses during any period. The Company recognized $140,205 during the nine months ended September 30, 2000, and $108,492 during the nine months ended September 30, 1999, in gains as a result of currency transactions.

Capital and Liquidity

The Company had an accumulated deficit of $94,227,164 at September 30, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At September 30, 2000, the Company had total current assets of $6,282,052 and total current liabilities of $22,746,624, resulting in negative working capital of $16,464,572. As of September 30, 2000, the Company's non-current asset section of its balance sheet reflected $26,840,810 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout  its existence, the Company has relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. During the nine months ended September 30, 2000, the Company received $1,591,336 in cash from the issuance of the January 12, 2000 Convertible Debentures, but expended $696,879 of such cash in principal payments on outstanding notes. The Company received $195,000 in proceeds from the issuance of common stock and $142,614 from the issuance of notes payable. As a result, the Company's financing activities provided net cash of $1,232,071 during the nine-month period ended September 30, 2000, compared to the net cash of $5,993,823 from financing activities during the nine-month period ended September 30, 1999. The net cash received during the nine-month period ended September 30, 2000 was used primarily for general and administrative expenses.

While the Company had cash of $861,932 at September 30, 2000, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest, potential litigation liabilities, and its contingent commitments to Teton Petroleum Company under the Teton Master Agreement (which is presently being renegotiated). Excluding potential litigation liabilities and contingent commitments to Teton Petroleum Company (for which the Company cannot reasonably estimate capital needs at the present time), the Company estimates its financial commitments  for  the  remaining three months  of  2000  will  be approximately $2 million. These funds have been obtained in October as explained in the Subsequent Events note to the financial statements. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets or to obtain the necessary funding to meet its short and long-term obligations, or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

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

Among the factors that may affect the Company's results are the following:

     - the Company's ability to renegotiate its agreements with Teton Petroleum Company;

     -  the   Company's  ability   to establish beneficial
     relationships with industry  partners  to   provide  funding
     and  expertise  to  the   Company's projects;

     - the   Company's  efforts   to locate   commercial  deposits
     of  hydrocarbons   on   the  Company's concessions and licenses;

     - the negotiation of additional licenses and permits for the exploitation of any reserves located;

     - the  success of the  Company's  exploratory activities;

     - the   completion   of   wells drilled  by  the Company,
     its joint venture partners and other parties allied with the Company's efforts;

     - the economic recoverability of in-place reservoirs of hydrocarbons;

     - technical    problems    in  completing wells and producing gas;

     - the ability of the Company to obtain the necessary financing to successfully pursue its business strategy; operating hazards and uninsured risks; and

     - the  intense  competition  and  price   volatility  associated
     with  the  oil   and   gas industry.

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

Item  3.   Quantitative and Qualitative Disclosures About  Market
Risk

The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows that it receives from its foreign operations. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. dollars, in interest-bearing accounts, until payments in foreign currency are required, but does not reduce this risk by utilizing hedging activities.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

On December 30, 1999, Finance & Credit Development Corporation Ltd., an Ireland corporation ("FCDC"), commenced an action against the Company in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. The Company did not file an answer or other responsive motion to such complaint. Accordingly, following the filing of a Motion for Default Judgment and supportive papers by the plaintiff, on March 16, 2000, the federal district court issued a default judgment against the Company in the amount of $19,773,113. On or about June 16, 2000, the Company entered into a memorandum of understanding, with FCDC in satisfaction of default judgment. In consideration for FCDC's stipulation to vacate the default judgment, the Company agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001, to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. The Company is in the process of consummating the transactions contemplated by the memorandum of understanding.

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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff vs. EuroGas , Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o., et al." Adversary #99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the Defendants during the bankruptcy cases that the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff, vs. EuroGas, Inc., Globegas, B.V., Pol-Tex Methane, Sp. z.o.o." Adversary #99-3444. This suit seeks damages in excess of $170,000 for the Defendants alleged violation of an agreement with the Trustee executed in March 1997, which agreement, in part, allowed the Texaco Agreement to proceed. The Company disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court. Nonetheless, in order to avoid additional costs associated with extended litigation, the Company is engaged in settlement discussions in an attempt to reach a negotiated resolution of the dispute.

On August 21, 1997, KUKUI asserted a claim against the Company in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. This lawsuit was subsequently transferred to the United States District Court, District of Utah, Central Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of Common Stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of Common Stock subject to its option to purchase up to 2,000,000 shares of Common Stock. The Company has denied any liability and has filed a counterclaim against KUKUI and Bishop's Estate for breach of contract. This action has been settled under a settlement agreement described in the paragraph below.

In   early  December,  1999,  the  Company  signed  a  settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires the Company to pay $900,000 over the next 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. In January, 2000, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met, and the Trustee does not intend to seek bankruptcy court approval of the agreement. If the settlement agreement does not resolve the foregoing litigation, the Company intends to vigorously defend the litigation. Pursuant to the settlement, the Company has made the first six monthly payments to Kukui, has executed all pleadings required to be submitted to the United States District Court, District of Utah, and has issued to Kukui, Inc. 100,000 shares of restricted common stock. The Company has recently agreed to cure all past due installments and pay the remaining installments by November 30, 2000.

In October 2000, the Company attended mediation with the Trustee, Kukui, the McKenzies, and Wolfgang and Reinhard Rauball to address resolution of all disputes and issues arising out of the Steve, Tim & Mike McKenzie bankruptcy cases. A mediation settlement agreement was reached under which the Company agreed to do the following: (i) pay the Trustee $1.5 million by December 31, 2000, (ii) execute a promissory note for $1.5 million payable to the Trustee, bearing interest at 8% per annum, maturing on December 31, 2002, (iii) file for the benefit of the Trustee a S-3 registration statement by January 15, 2001, for 2 million shares of the Company's common stock, with a piggyback shelf registration of 2.8 million warrants having a strike price equal to the closing U.S. market price of the Company's common stock on October 20, 2000, (iv) make the past due installments under the Kukui Settlement Agreement described above, (v) provide certain documentation to the Trustee, (vi) waive and not assert any claims in the McKenzie bankruptcy cases, and (vii) indemnify the trustee against any claims filed by Bertil Nordling in the
McKenzie bankruptcy cases. In return, the Company and its affiliates will receive a global release from the Trustee and Kukui (and its affiliates) releasing the Company from all claims that could be asserted by these parties. The parties are in the process of preparing a final settlement agreement that will be submitted to the bankruptcy court in the McKenzie cases for approval.

In July 1999, an action was commenced by Randy Crawford styled "Randy Crawford, PhD. P.E., Plaintiff, v. EuroGas, Inc., Danube International Petroleum company, Ltd., Danube Acquisition Corp., and Martin Schuepbach, Defendant," in the State District Court, Dallas, Texas, Cause # DV 9805298. In this litigation, Crawford asserts that the Defendants breached a service agreement under which he was employed to provide consulting and engineering services and that he is now owed $159,500 and the right to purchase 284,000 shares of common stock of the Company at the price of $1.50 per share. The Company recently settled this action pursuant to an agreement requiring (i) Crawford to dismiss his claims against the Company, (ii) Schuepbach to pay $300,000 to the Company, and (iii) the Company to issue 250,000 shares of restricted common stock to Schuepbach. This agreement has been fully performed.

On October 11, 1999, an action was filed against the Company entitled "Fred L. Oliver, Petroleum Ventures of Texas, Inc., R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs assert that the Company breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with the Company's acquisition of its interest in Beaver River Resources, Ltd. The action seeks rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys' fees and interest. The Company has filed an answer denying the allegations contained in the lawsuit. The Company believes that this lawsuit was settled and has recently filed a counterclaim to enforce the settlement. The Company also entered into a second round of settlement negotiations to resolve this lawsuit.

On or about November 1, 1999, a settlement was reached with Stephen Jeu and Susanna Calvo resolving their claims in a suit filed in the District Court, Harris County, Texas, 55th Judicial District. Pursuant to the settlement agreement, the Company agreed to issue on or before June 1, 2000 to Mr. Jeu and Ms. Calvo shares of common stock with a market value of $440,000 on the date of issuance and to reprice certain outstanding options. The Company did not fully perform all of the terms of the settlement agreement, but all issues related to the Company's default and remaining obligations under the settlement agreement have been resolved by the issuance of 615,000 shares of the Company's common stock to Mr. Jeu and Ms. Calvo.

For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas, a subsidiary of the Company, in the amount of approximately $911,000, even though it had significant operating losses. The amount fluctuates on the financial statements of the Company due to adjustments in exchange ratios. At September 30, 2000, the income tax liability recorded in the Company's financial statements was $603,350. The Company has appealed the assessment and has proposed a settlement that would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in the Company's financial statements.

Item 2.   Changes in Securities and Use of Proceeds

On or about January 12, 2000, the Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors, in exchange for an aggregate of $1,591,336 in cash, the conversion of $422,288 in outstanding the Company's indebtedness, and payments made by such investors on behalf of the Company to creditors of the Company in the amount of $986,376. The Convertible Debentures accrued interest at the rate of prime plus two percent (currently 10.2%) per annum. As of June 30, 2000, the holders of all four Convertible Debentures exercised their rights to convert the Convertible Debentures to Common Stock. Pursuant to the conversion of the debentures, the Company issued 8,571,428 shares of Common Stock and warrants to purchase 17,142,858 shares of Common Stock at an exercise price of $0.35 per share.

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

(a)  Reports on Form 8-K - none.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EUROGAS, INC.




Dated: November 13, 2000           By:/s/ Borre Dahl
                                   ------------------------------------
                                   (Borre Dahl,  Principal
                                     Financial and Accounting
                                     Officer)

                          Exhibit Index


Exhibi
  t              Title of Document                Location
Number

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
                                              1990*

 3.3     Designation       of       Rights,   Quarterly  Report
         Privileges, and Preferences          on
         of 1995 Series Preferred Stock       Form       10-QSB
                                              dated
                                              June 30, 1995*

 3.4     Designation       of       Rights,   Report on Form 8-
         Privileges, and Preferences          K
         of 1996 Series Preferred Stock       dated  July   12,
                                              1996*

 3.5     Designation       of       Rights,   Report on Form 8-
         Privileges, and Preferences          K
         1997    Series    A    Convertible   dated   May   30,
         Preferred Stock                      1997*

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
                                              2000.*

 10.1    Settlement  Agreement  dated  June   Quarterly  Report
         16, 2000                             on  Form 10-Q for
                                              the  quarter June
                                              30, 2000.*

 27.1    Financial Data Schedule              Filed herewith.


*Incorporated by reference