Form 10-K
period 2000-12-31
EUROGAS INC
filed 2001-04-18
CIK 783209

______________________________________________________________________

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                 TO

                          EUROGAS, INC.
                   (Exact name of registrant as
                    specified in its charter)


     Utah                 33-1381-D                     87-0427676
---------------       -------------------          -------------------
(State or other      (Commission File No.            (IRS Employer
jurisdiction of                                    Identification No.)
incorporation)

                           Kaertnerring 5-7
                              Top 3D
                        A-1015 Vienna, Austria
          ------------------------------------------------------------
          (Address  of principal executive offices, including zip code)

      Registrant's telephone number, including area code: 43-1-513-9404

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value                       None
------------------------------     ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the Registrant on March 31, 2001, based upon the closing bid price for the common stock of $0.266 per share on March 29, 2001, was approximately $31,545,833. Common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant has been excluded. As of March 31, 2001, the Registrant had 128,264,788 shares of common stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None




     EuroGas, Inc. (the "Company") is filing its Annual Report on Form 10-K for the year ended December 31, 2000.

                                PART I

This Annual Report on Form 10-K for the year ended December 31, 2000 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries (collectively, "we," "EuroGas" or the "Company") will differ (and may differ materially) from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "SEC") describing other factors that may affect future results of the Company.

Items 1 & 2.   Business and Properties

                                General

     We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration
drilling, and seeking to develop production.   We are also involved in
several planning-stage co-generation and mineral reclamation projects. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

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

Summary Description of Current Activities

     ACTIVITIES IN SLOVAKIA. We are pursuing three projects in Slovakia, including the development of the Gemerska-Poloma Talc Deposit located near Roznava. As of December 31, 2000, we owned a 55% interest in Rima Muran s.r.o., which in turn owned a 43% interest in this talc deposit, with the remaining 57% interest being held by Belmont Resources, Ltd, a Vancouver, British Columbia entity and an affiliate of a significant shareholder of EuroGas. In February 2001, we entered into an agreement to acquire Belmont Resources' 57% interest, in exchange for 12 million shares of our common stock, with registration rights, and a two percent royalty interest in the project. The construction of the talc mine is scheduled for completion in late 2001.

     Our remaining two Slovakian projects involve the exploration for oil or natural gas in the Trebisov gas field in eastern Slovakia and the 2000 square kilometer Medzilaborce concession in the northeastern corner of Slovakia. Each of the projects is at an early exploratory or appraisal stage.

     ACTIVITIES IN CANADA.  We hold a 7.5% interest in the Beaver
River natural gas project, which is an attempt to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. According to the operator of the Beaver River project, Questerre Beaver River, Inc. ("Questerre"), the A5 re-entry well has been in production since March 20, 2001, and Questerre is planning the next re-entry well.

     As of December 31, 2000, we held an equity interest of 50.1% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer ("Big Horn"). Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although we have one seat on Big Horn's board of directors, we are not involved in the day-to-day management or operations of Big Horn. In February 2001, we divested a portion of our holdings in Big Horn, and we intend to sell a portion of our remaining investment as well, in order to focus on the Gemerska Poloma Talc Deposit, Beaver River, and our projects in Central Europe.

     ACTIVITIES IN POLAND. On May 19, 1999, EuroGas Polska, our wholly owned subsidiary entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before
the 12-24 month construction process can commence.   The decision to
start the project was delayed by one year due to increased gas prices and static prices of electricity. If the ratio between the price of gas and electricity improves, then we may enter into a final agreement by the end of 2001.

     ACTIVITIES IN SAKHA REPUBLIC. In 1997, we acquired OMV (Jakutien) GmbH, which holds a 50% interest in the TAKT Joint Venture,
an entity based in Yakutsk, Sakha Republic, Russia.   The TAKT Joint
Venture held two oil and gas exploration licenses in Yakutsk. We participated in a program of seismic reprocessing of over 1,700 km of data and its interpretation prior to the expiration of the licenses in October 1998. Recently, we have entered into negotiations to renew the licenses to allow us to drill a test well. However, the delay in the construction of the pipeline may greatly diminish the value of the Sakha project, and the Company may eventually be forced to abandon the project.

     ACTIVITIES IN THE UNITED KINGDOM. In 1999, we entered into an agreement with Slovgold GesmbH, an Austrian company with headquarters in Vienna, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. In order to minimize the amount of capital we were required to contribute to the pilot program, we entered into discussions with UK Gas, to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable to reach a final agreement with UK Gas, however, and the Company has halted further involvement with this project.

     ACTIVITIES IN UKRAINE. In September 2000, the Company decided to suspend all projects in Ukraine, due to uncertain political and economic conditions. The Company is currently in negotiations with an established North American oil and gas company with oil and gas-production in the Ukraine for such company to reevaluate the Company's Ukrainian projects, and possibly operate existing and additional joint ventures in the Ukraine for the Company.

     PROPOSED MERGER WITH TETON PETROLEUM COMPANY. On April 5, 2000, we entered into a Master Transaction Agreement with Teton Petroleum Company, a Delaware corporation ("Teton"), and Goltech Petroleum, LLC ("Goltech"), a Texas limited liability company and wholly owned subsidiary of Teton. The Master Transaction Agreement and accompanying documents contemplated a merger with Teton, the purchase by EuroGas of a 35% membership interest in Goltech, and our providing a credit facility to Goltech. During the first half of 2000, we paid a $300,000 deposit toward the purchase of Goltech, and loaned $500,000 to Goltech under the credit facility, which was convertible into equity of Goltech. During the second half of 2000, we advanced Teton $500,000 and received a convertible debenture from Teton therefor.

     On December 27, 2000 we ended merger talks with Teton. Teton's divestiture of its working interest in the Goloil project, along with its ceding of control of its Russian operations, decreased Teton's intrinsic value to EuroGas. These developments by Teton, along with high oil prices, which would have increased the overall cost of the proposed merger to EuroGas, substantially reduced the expected value of the Teton transactions for EuroGas' shareholders. Accordingly, after careful analysis and deliberation, we determined that it would not be in the best long-term interests of the Company to proceed with the merger.

     Through exercise of a convertible debenture, EuroGas now holds
1.7 million Teton shares, along with 1.0 million shares previously issued to EuroGas as a result of a August 2000, standstill agreement with Teton. EuroGas' 2.7 million shares of Teton comprise 12.1% of Teton's total issued and outstanding shares.

     The following table provides a brief summary of the principal projects in which we are presently engaged. These projects are described in greater detail in the pages that follow the table.


               Summary of Existing EuroGas Projects

                                      Ownership
                                      Interest
Country   Nature/Name of Project  (% Interest-Form) Status of Project
--------- ----------------------  ---------------- ------------------

Canada    . Big Horn Resources    50.1% interest   Producing 1,000
            Ltd.                  (reduced to      barrels of oil
                                  42.5% in         equivalent per
                                  February 2001)   day; Company
                                                   plans on
                                                   divesting
                                                   investment
          . Beaver River Natural  7.5%-Joint       Production has
            Gas Field             Venture          commenced in
                                                   2001 from the
                                                   A5 re-entry
                                                   well
Poland    . Polish Methane Gas
            Concessions
          . 112 sq. km.           100%-Subsidiary Pre-exploration
            Concession
          . Carpathian            100%-Subsidiary  Evaluating
            Flysch/ForeDeep Oil                    seismic data
            & Gas Field                            prior to
                                                   drilling
          . Carpathian New        100%-Subsidiary  Final
            Concession (1,100,000                  concession
            acres in southeastern                  granted in
            Poland)                                September 2000
          . Energetyka Lubuska    100%-Subsidiary  Negotiating
                                                   joint venture;
                                                   Pre-exploration; on
                                                   hold pending
                                                   improvement in
                                                   prices of
                                                   electricity
Slovakia  . Slovakian Oil & Gas    50%-Joint       Testing/drilling
            Joint Venture-Trebisov Venture         (some proven
            Natural Gas Reservoir                  reserves; title
                                                   issues)
          . Envigeo Oil and Gas    51%_Joint       Pre-exploration
                                   Venture
          . Gemerska Talc Deposit  23%_2nd Tier    Testing
                                   Subsidiary      complete;
                                                   seeking
                                                   financing for
                                                   development;
                                                   production
                                                   expected in
                                                   late 2001
Slovenia  . Operating  Lubricant   Agreement to    Negotiations in
            Refinery               Purchase From   process
                                   Government

                         Activities in Canada

     Big Horn Resources Limited

     As of December 31, 2000, we held 14,000,000 shares of Big Horn common stock, representing a 50.1 % interest in Big Horn. Big Horn currently produces approximately 1,000 barrels of oil equivalent per day.

     We are not engaged in the day-to-day management of Big Horn and its operations. As previously discussed, we have divested a portion of our investment in Big Horn, and we intend to divest our remaining investment.

     Beaver River Natural Gas Field

     We hold a 7.5% interest in the Beaver River natural gas project, which is an attempt to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Beaver River is the largest existing gas pool in British Columbia. It was shut down by its prior owner due to heavy water influx. Its prior owner produced substantial amounts of natural gas with peak production reaching 350 million cubic feet ("MMCF) per day from five wells. Independent reservoir studies and government reports show substantial natural gas reserves at Beaver River, ranging between 1.5 and 3 Trillion Cubic feet.

     The majority interest holder and operator, Questerre, has indicated that the A5 re-entry well commenced production of 18 MMcf of natural gas per day on March 20, 2001. Questerre is currently conducting a technical review to plan the next re-entry well. The Company is being carried during the reworking period, and does not have to provide additional capital until Questerre has recovered the total investment.

                           Activities in Poland

     Energetyka Lubuska Power Plant

     Energetyka executed a letter of intent with Polish Oil to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12-24 month construction process can commence. The decision to start the project was delayed by one year due to a rise in gas prices, and the fact that the rise in the price of electricity did not match the price of gas. If the ratio between the price of gas and electricity improves, we expect to enter into a final agreement by the end of 2001.

     Polish Methane Gas Concessions

     Coal bed methane gas production has taken place in the United States for some time, and has drawn attention in Poland due to a study funded by the United States Government. Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The "heavy hydrocarbons" are typically sold separately. The remaining gas constitutes "dry gas" composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     On October 13, 1997, we received a concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 112 square kilometer coal bed methane gas concession located in Upper Silesian Coal Basin. We conducted a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The results of the study suggest that the volume of gas in place can exceed 30 billion cubic meters. Additional work connected with evaluation of the productivity of the wells is under way.

     Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields

     On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland. The agreement contemplates total expenditures by EuroGas of $15 million. To date, EuroGas Polska and Polish Oil have conducted and interpreted a $1.5 million, wide-line seismic work and geological exploration program in the Rymanow-Leskoe area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on such program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Leske area. If subsequent feasibility studies indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, further testing, regulatory approvals and construction will be required before commercial production can commence, which would take at least two years, and cost at least $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells, or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

     Carpathian New Concession

     On December 20, 1999, we executed a usufruct agreement with the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland. This agreement tentatively secured for us the exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland.

     On September 7, 2000, the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland granted EuroGas Polska a concession to explore and develop oil and gas on over one million acres in the Carpathian oil fairway. In May 2000, a report conducted by independent Polish oil and gas experts indicated potentially producing deposits in 12 exploration leads within this area, with the largest one potentially containing 300 millions barrels of oil equivalent. On October 27, 2000, EuroGas Polska entered into a Joint Operation Agreement with Polish Oil. The agreement calls for Polish Oil to become the operator in the Carpathian Project. Separately, Polish Oil and the Company have entered into a tentative agreement whereby Polish Oil will acquire 30% of EuroGas Polska.

     Our work on the Carpathian Project is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, obtaining regulatory approvals and construction will be required before commercial production could commence, at an estimated minimum cost of
$3,000,000.   We are currently negotiating concerning the possibility
of forming partnerships with a few major international oil- and gas companies.

                       Activities in Slovakia

     On January 1, 1993, the Czech Republic and Slovakia emerged as separate independent nations. Slovakia is bordered on the north by Poland, on the east by Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately
5.5 million people. Slovakia has not been as quick to adopt free market reforms as Poland and the Czech Republic and the former communist party remains a major political force. Slovakia is a member of the International Monetary Fund, the European Bank for reconstruction and development, and an associate member of the European Union. Bratislava is the capital of Slovakia and its largest city.

     Gemerska Talc Deposit

     During 1998, we acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, we determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of the Company in 1998 as part of the purchase of the 24% interest in the talc deposit.

On March 19, 1998, we reimbursed Oxbridge Ltd. for its payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, we reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, we issued 2,391,162 shares of common, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, we had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment.

     On March 27, 2001, we entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources Inc. ("Belmont"), a related party, in exchange for issuing 12,000,000 common shares of the Company, which carry registration rights. We have the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. We agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, We agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, we have agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont.

     We also agreed to pay Belmont a $100,000 non-refundable advanced royalty, and Rozmin s.r.o. granted Belmont a two percent royalty on the gross revenues from any talc sold. We agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002, and if not in commercial production within one year, we agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. We also granted Belmont the right to appoint one member of our Board of Directors for not less than one year.The purchase of the additional 57% interest in Rozmin s.r.o. will be recorded at $3,664,000 during the first quarter 2001, based on the market value of the common shares issued (including the guarantee of the future stock value) and the cash to be paid. If additional common shares are issued in the future under the guarantee of the future market value of the Company's common shares, no additional cost will be recognized.

     We acquired the original 24% mineral interest in the Gemerska Talc Deposit through the acquisition of a 53% interest in RimaMuran s.r.o., whose principal asset is the 24% investment in Rozmin s.r.o. RimaMuran s.r.o. has an obligation to fund 33% to 39% of the projected $12,000,000 capital cost requirements over the next year. RimaMuran s.r.o. does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by the Company. In addition, we have the obligation to provide 57% of the capital cost requirements as a result of the purchase of the 57% interest from Belmont in March 2001.

     The Gemerska Talc Deposit is considered to be one of the richest and largest talc deposits in the world. The deposit, according to the Ministry of Environment of the Slovak Republic, contains 146.6 million tons of high-purity talc reserves. Mine construction, which began in August 2000, is scheduled for completion in the fall 2001, at which time talc production is scheduled to commence. Production is expected to reach 130,000 tons of talc annually. This would represent approximately 12% of the annual European talc consumption. We believe the exploitation of the Gemerska Talc Deposit will be particularly favorable due to very strong talc prices in the world.

     Rozmin s.r.o. has signed a Letter of Intent with Gebruder Dorfner GmbH & Co. ("Dorfner"), regarding the future sale and marketing of the talc industrial mineral from the Gemerska Talc Deposit. Over the past one hundred years, Dorfner has been engaged in the development and production of talc, kaolin, quartz and feldspar. Dorfner now processes and markets over 240 industrial minerals and other products throughout 38 countries.

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

     The activities of the Slovakian Oil & Gas Joint Venture are conducted pursuant to a four-year exploration license that was granted on April 24, 1995, and expired in April, 1999. We are presently in discussions with officials of NAFTA and Slovakian Governmental officials regarding an extension or re-issue of the expired license, which we believe we can obtain.

     The Slovakian Oil & Gas Joint Venture drilled its initial well, Trebisov 5R, in what is known as the South Cluster. In the course of such drilling, a 980-meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep) was encountered. In December 1996, after hydrological fracturing, the upper interval tested 1 MMcf of gas per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a
flowing pressure of 275 psi.   The preliminary testing was conducted
by Schlumberger, a well-known oil and gas service company, prior to the cleaning and removal of water from the well.

     Based upon the initial test results, we engaged Ryder Scott, a leading petroleum engineering firm, to prepare a reserve analysis on the Trebisov reservoir. The joint venture also completed a 148 sq. km. three-dimensional seismic survey covering the South Cluster and a prospective area to the north. In 1998, the Slovakian Oil & Gas Joint Venture completed the remaining three wells of the six wells planned for initial drilling.

     The Trebisov natural gas field is known for large pay zones of up to 3,000 feet thick. NAFTA has estimated the potential natural gas reserves in Trebisov to be in the range of one trillion cubic feet. These reserves, however, can only be tapped by applying modern fracturing techniques, because the natural gas is trapped in very tight gas formations. Over the last 4 1/2 years, EuroGas and NAFTA have drilled a total of 6 wells to a depth of up to 9,000 feet and invested a total of approximately $22,000,000 in exploration and development of the Trebisov gas field. The wells will have to be fractured in order to achieve commercial production. In addition, the joint venture conducted a comprehensive 3-D seismic program that suggests the presence of previously undetected potential gas reserves. If subsequent tests to indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, seeking regulatory approvals and construction will be required before commercial production can commence, at an estimated minimum cost of $4,000,000.

     Under the terms of the joint venture agreement, we were obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase have been expended and expenses associated with drilling are being paid 60% by us and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, we will pay 50% of additional funds and NAFTA will pay the remaining 50%. This limit was exceeded during 2000.

     During March 1998, NAFTA informed us that there may be certain title problems related to areas of mutual interest proposed to be explored and developed by the Slovakian Oil & Gas Joint Venture outside of the Trebisov area. All of the wells we have drilled to date are located in the Trebisov area, where we are not aware of any title problems. The disputed title area is located in the southern portion of the property covered by the designations contained in the joint venture agreement and was subject to a competing claim of ownership by a private Slovakian company. To the extent that the Slovakian Oil & Gas Joint Venture does not have the right to explore certain areas as previously contemplated, our expansion beyond the Trebisov area may be limited. We have notified the former shareholders of Danube of a claim against them because of this problem.

     Envigeo-Carpathian Flysch Concession

     In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company which owns a 2,300 square kilometer appraisal and survey concession, the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries. During the year 2000 we have undertaken substantial geological reconnaissance work on the Medzilaborce concession in order to meet the concession requirements. We are currently negotiating for the participation of a major international independent oil company as our partner in this project.

                         Activities in Ukraine

     In September 2000, we decided to temporarily suspend all projects in the Ukraine, due to uncertain political and economic conditions. Prior to such suspension of activities, we were involved in numerous projects in Ukraine, each of which was at an early exploratory stage. Such projects included the following:

     (i) We entered into a non-binding letter of intent with a Ukrainian state-owned company, ZahidUkrGeologyia, to acquire two Ukrainian oil and gas concessions totaling approximately 150 sq. kilometers (60 sq. miles). The agreement called for EuroGas to fund the project with future revenue divided in the following proportions:
EuroGas 70% and ZahidUkrGeologyia 30%. We have no definitive plans with respect to consummation of such acquisition or exploration of such properties.

     (ii) We signed a joint operation agreement with ZahidUkrGeologyia, calling for study and development of Kamienska natural gas reservoir in Western Ukraine. The agreement called for EuroGas to fund the project with future revenue divided in the following proportions: EuroGas 70% and ZahidUkrGeologyia 30%. We have no definitive plans with respect to exploration of such properties.

     With respect to each of these projects, our joint venture partners or other sources have indicated that the respective concession contains substantial potential reserves of recoverable hydrocarbons. Neither EuroGas, nor any independent engineering firm, has confirmed any such estimates or performed studies to evaluate whether such hydrocarbons can be economically recovered. Our exploratory work on each such concession is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered, of which there is no assurance, an extensive period of additional testing, seeking regulatory approvals, and construction will be required before commercial production could commence. We do not currently have the funds necessary to complete the exploration or development of such concessions and we will need to bring in a joint venture partner or raise additional capital before such process can commence.

                    Activities in the Sakha Republic

     The Republic of Sakha (often referred to as "Yakutia" in English) has the largest land area of the members of the Russian Federation and is located in the far eastern portion of the former Soviet Union. Yakutia is thinly populated (just over 1,000,000 people) and covers approximately 3,100,000 square kilometers, which the United States Geological Service has rated as extremely rich in natural resources. There has been limited commercial exploitation of hydrocarbons in Yakutia, and current production is generally limited to providing fuel for heat and energy to local urban and industrial complexes, partly because of the general remoteness of the area and the poor transportation network currently in existence. Since 1991, the Yakutian government has put in place an economic and legal system that is designed to encourage foreign investment in and the export of hydrocarbons. Our interest in acquiring EG (explained below) was based in large part on our belief that EG's joint venture operations are well-positioned to participate in the potential international gas export project which has been envisioned pursuant to feasibility studies conducted by Korean, Chinese and Japanese consortiums.

     TAKT Exploration Blocks Near Lensk

     On June 11, 1997, we acquired all of the issued and outstanding stock of EuroGas Austria GmbH ("EG") (formerly known as OMV (Jakutien) Exploration GmbH). EG's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of Yakutia. The conversion of TAKT to a joint stock company with limited liability was approved by EuroGas and Sakhaneftegas on December 1, 1997. TAKT was formed to appraise, explore, develop, and export oil and gas reserves in two large areas in Yakutia. TAKT has negotiated a detailed agreement with Yakutia and the Russian Federation for the exploration, production, and development of hydrocarbons located in the areas of interest. The Company participated in program of seismic reprocessing of over 1,700 km of data and its interpretation prior to the expiration of the licenses in October 1998. Recently, the Company has been negotiating to have the licenses renewed to allow the Company to move forward with choosing a drilling location for a future well. The negotiations, however, have been unsuccessful so far, and the Company is attempting to renegotiate with Sakhaneftegas to further develop this project.

                    Activities in the United Kingdom

     We have entered into an agreement with Slovgold GesmbH, an Austrian company with headquarters in Vienna, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, to test for coal bed methane gas. In order to minimize the amount of capital we need to contribute to conduct the pilot program, we have entered into discussions with UK Gas in order to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable however to reach a final agreement with UK Gas, however, so we decided to stop any further involvement in this project.

                    Disclosure of Oil and Gas Operations

     RESERVES REPORTED TO OTHER AGENCIES. No reserves were reported to any other federal agency or authority for the years ended December 31, 2000 or December 31, 1999.

     OIL AND GAS PRODUCTION AND PRODUCTION COSTS.    The following
table sets forth the average sales price per unit of oil and gas produced and the average production cost per unit of production, which relate solely to the Company's operations in Canada:


                           For the year ended   For the year ended
                            December 31, 2000    December 31, 1999
                           ------------------   ------------------
Average sales prices:
Liquids, per barrel                $34.58             $13.56
 Natural Gas per thousand
   cubic feet (Mcf)                $ 3.70             $ 1.55
Average production cost,
per barrel of equivalent oil(1)    $ 7.43             $ 3.90

(1) Natural gas converted to barrels of equivalent oil at a rate of 10 mcf = 1 barrel of equivalent oil.

     Except for the oil and gas produced by Big Horn, we have not produced any gas or oil in any geographic area during our history.

     PRODUCTIVE WELLS. - The following table sets forth the number of gross productive wells and net productive wells in which we have a working interest.

                     Productive Oil and Gas Wells at December 31, 2000
                     -------------------------------------------------
                     Productive Oil Wells (1)   Productive Gas Wells(1)
                     ------------------------   -----------------------
                        Gross(2)    Net(2)          Gross(2)  Net(2)
                        --------    ------          --------  ------
         Canada               19       7.8                29     8.7
 Eastern Europe
     and Russia                -         -                 -       -
          Total               19       7.8                29     8.7

     (1) Includes wells producing or capable of producing, and injection wells temporarily functioning as producing wells. Wells that produce both oil and gas are classified as oil wells.

     (2) Gross wells include the total number of wells in which we have an interest. Net wells are the sum of our fractional interest in gross wells.

     DEVELOPED AND UNDEVELOPED ACRES. - An acre is deemed to be developed if wells have been drilled on such acre to a point that would permit the production of commercial quantities of oil. The following table sets forth the number of gross and net developed and undeveloped acres in which we have a working interest.


                                Acreage (*) At December 31, 2000
                       Undeveloped              Developed               Total
                     Gross           Net      Gross    Net        Gross          Net
                 ---------     ---------     ------  -----    ---------    ---------
Canada              72,360        38,346     34,119  11,826     106,479       50,172
Eastern Europe
 and Russia      6,444,506     3,586,671          -      -    6,444,506    3,586,671
                 ---------    ----------     ------  ------   ---------    ---------
Total            6,516,866     3,625,017     34,119  11,826   6,550,985    3,636,843



     (*) Gross acreage includes the total number of acres in all tracts in which we have an interest. Net acreage is the sum of our fractional interests in gross acreage.

     DRILLING ACTIVITIES. The following table sets forth the net number of development wells (productive and dry) and exploratory wells
(productive and dry) for which drilling was completed during each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996.


                                           Drilling Activities
                     -------------------------------------------------------------------------
                         Development Wells Drilled              Exploratory Wells Drilled
                     ----------------------------------     ----------------------------------
                     Productive Wells(2)    Dry Wells(1)    Productive Wells(2)    Dry Wells(1)
                     ------------------     -----------     ------------------     -----------
For the year ended
December 31, 2000:
  Canada                      2.1               1.0                    6.6               3.8
  Eastern Europe  and
   Russia                       -                 -                      -                 -

      Total                   2.1               1.0                    6.6               3.8

For the year ended
December 31, 1999:
  Canada                      1.2               0.1                    3.6               0.5
  Eastern Europe and
   Russia                       -                 -                      -                 -
     Total                    1.2               0.1                    3.6               0.5

For the year ended
December 31, 1998:
  Canada                      0.4                 _                    0.9                 _
  Eastern Europe and            -
    Russia                      -
     Total                    0.4                 _                    0.9                 _

For the year ended
December 31, 1997:
  Canada                        _                 _                      _                 _
  Eastern Europe and
   Russia                       -                 -                      -              12.0
     Total                      _                 _                      _              12.0

For the year ended
December 31, 1996:
  Canada                        _                 _                      _                 _
  Eastern Europe and
   Russia                       -                 -                      -                 -
     Total                      -                 -                      -                 -


     (1) A dry well is any well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     (2)  A productive well is any well other than a dry well.

                            Development Wells   Exploratory Wells
                                 Drilling           Drilling
                             Gross      Net      Gross      Net
                            ------------------   ---------------
As of December 31, 2000
 Canada                        6.0      3.1       19.0     10.4
 Eastern Europe and
   Russia                      6.0      3.0        1.0      0.5
                            -------   -----      -----    -----
     Total                    12.0      6.1       20.0     10.9


                              Competition

     In seeking to explore for, develop, and produce oil and gas resources, we compete with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Many of the entities that we compete with have access to far greater financial and managerial resources than we do. As a result of the exclusive nature of certain concessions that we hold, to the extent that we are able to successfully explore for, develop, and produce hydrocarbon resources, we will be able to exclude any competitor from production of the resources located on the concessions, but we cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

                        Employees and Consultants

     As of December 31, 2000, we had two administrative employees located in London, and six technical and field workers in Poland. Our four principal consultants are located in Europe. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory.
In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services.

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

                          Office Facilities

     We have a month-to-month lease for approximately 2,230 square
feet of office space in Warsaw, Poland.   The rental amount is
approximately $800 per month.

     Until March 30, 2001, we maintained an office (approximately
2,500 square feet) at 22 Upper Brook Street, Mayfair, London, UK.

     We are in the process of renting an office in Vienna, Austria

     Our subsidiary, GlobeGas, maintains office space under an agreement with First Alliance Trust, at Herengracht 466, Amsterdam, The Netherlands. Under this agreement, First Alliance provides office space, accounting and legal functions for GlobeGas. The agreement calls for payment for these services on an as-needed basis.

                                 History

     EuroGas, Inc., was incorporated in the State of Utah under the name Northampton, Inc. on October 7, 1985. On August 3, 1994,
Northampton entered into a share exchange agreement with EnergyGlobal, pursuant to which the former owners of EnergyGlobal obtained voting control of Northampton, and EnergyGlobal became a wholly-owned subsidiary of Northampton. Energy Global had been formed as a holding company for a 16% interest in GlobeGas, a Netherlands corporation that held, through Pol-Tex, a concession in Poland. GlobeGas was an 85% partner with a formerly state-owned Polish coal company in Pol-Tex, and held additional interests in two other concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper Silesian region of Poland. In May 1995, we acquired the remaining 80.87% interest in GlobeGas. In 1996, we acquired the remaining 15% interest in Pol-Tex held by the Polish state coal
company.   Pol-Tex has acquired exploration or development rights in
various parts of Poland.

     Beginning in 1996, we began directly or indirectly acquiring oil exploration or development rights throughout Eastern Europe and Canada, including the following:

     (i) In 1996, we acquired Danube International Petroleum Company, a participant in a joint venture for the exploration and production of natural gas in Slovakia.

     (ii) In 1997, we acquired all of the issued and outstanding stock of EG, whose primary asset is the 50% interest in the TAKT joint venture with the national oil and gas company of the Sakha Republic.

     (iii) In early 1998, we acquired the 55% interest in Rima Muran, whose principal asset is a 43% interest in Rozmin s.r.o., a joint venture which holds the Gemerska Talc Deposit located in Roznava, Slovakia.

     In mid-1998, we acquired a 51% interest in Envigeo, a Slovakian private company, which owns a 2,300 square kilometer appraisal and survey concession in the North East corner of Slovakia, referred to as the Carpathian Flysch region.

     In 2000, we entered into an agreement with Slovgold GesmbH to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq.
acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. This agreement was later cancelled.

     On April 5, 2000, we entered into a master transaction agreement and merger agreement with Teton and related entities pursuant to which we agreed to fund Teton's construction of a pipeline in Russia and to acquire Teton through a merger.

     On December 27, 2000 we ended merger talks with Teton. EuroGas has exercised early conversion of a two million share Teton convertible debenture. As a result, EuroGas now holds 1.7 million Teton shares from the conversion. Along with the 1.0 million Teton shares previously issued to EuroGas pursuant to a standstill agreement with Teton, EuroGas now holds a total of 2.7 million Teton shares, or 12.1% of the total issued and outstanding shares of Teton (22,174,851 shares).

     On October 27, 2000, EuroGas Polska entered into a Joint Operation Agreement with Polish Oil. The agreement calls for Polish Oil to become the operator in the Carpathian project. Separately, Polish Oil and the Company have entered into a tentative agreement whereby Polish Oil will acquire 30% of EuroGas Polska.

                Certain Developments Since December 31, 2000

     In February the Company sold 2,087,000 shares of Big Horn at Cdn. $0.80 per share. The Company also intends to sell the remaining 6,000,000 shares that it owns of Big Horn. The proceeds will be used to finance the Company's projects in Poland, and developing the Gemerska-Poloma Talc Deposit in Slovakia. The Company has agreed to buy 57% of Rozmin, which owns the Gemerska-Poloma Talc Deposit. Under the terms of the agreement, EuroGas will issue 12 million shares of its common stock, with registration rights, and grant a 2% royalty interest in the project. EuroGas, via its 55% interest in Rima Muran s.r.o., controls the remaining 43% interest in Rozmin. The agreement is subject to any necessary regulatory and shareholders' approvals.

                    Where You Can Find More Information

     We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. You may read and copy any reports, statements, or other information that we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC also maintains an Internet site (http://www.sec.gov) that makes available to the public reports, proxy statements, and other information regarding issuers, such as us, that file electronically with the SEC.

     In addition, we will provide, without charge, to each person to whom this Form 10-K is delivered, upon written or oral request, a copy of any or all of the foregoing documents (other than exhibits to such documents which are not specifically incorporated by reference in such documents). Please direct written requests for such copies to the Company at 01-687 Warsaw, Poland ul. Lektykarska 18, Attention: Chief Financial Officer. Telephone requests may be directed to the office of the Company at (011) (48) 22 8330468.

     We maintain an Internet Website at http://www.eugs.com and have available, for interested shareholders, maps and other material concerning our activities.

        Financial Information About Foreign and Domestic Operations

     The information set forth as "NOTE 6 - GEOGRAPHIC INFORMATION" of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.

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

                    Risks Related To General Activities

     We Have A Working Capital Deficit And Will Continue To Need
Significant Funds

     EuroGas has historically been undercapitalized. We had a working capital deficit of approximately $17,318,000 million on December 31, 2000, and most of our partially- or wholly-owned projects require significantly more capital than is currently available to us.
Although we are unable to determine at this time the additional amount of outside capital we will need or be able to raise in the future, the interest of our shareholders will continue to be diluted as we seek funding through the sale of additional securities or through joint ventures or industry partnering arrangements.

     We Are Dependent Upon Financing Activities to Fund Our Operations

     Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity (Big Horn) in 1998 (which we have partially divested in 2001 and intend to fully divest), we had not earned any cash revenues since our incorporation, other than a one-time $500,000 payment received in 1997 in connection with transferring certain interests to Texaco. Because revenues earned by Big Horn will probably not be distributed to EuroGas in the immediate future, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the
future.   We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

 We Have Significant Future Obligations Under a Settlement Agreement

     On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation, Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. We entered into a memorandum of understanding with Finance & Credit Development Corporation, Ltd. settling the default judgment on June 16, 2000. We agreed, among other things, to issue to FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001, to purchase an additional 3,000,000 shares of common stock at an exercise price of $.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. If the option had been exercised on [December 31, 2001], we would have been obligated to issue [3,000,000] shares of common stock, and to pay FCDC an aggregate of [$6,700,000] in cash or additional shares of common stock. This settlement and the consideration given to FCDC in the Settlement Agreement are more fully described under ITEM 3. Legal Proceedings.

     Our Projects Are Highly Speculative And Generally Only At the
                         Exploration Stage

     Our assets and interests are primarily in talc, methane gas, natural gas, and crude oil exploration and development projects. All such projects are highly speculative, whether we are still at the
exploratory stage or have commenced development.   We can provide no
assurance that any drilling, testing, or other exploration project will locate recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of natural gas or other fuel.

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

     The Continuance, Completion Or Renewal of Many of Our Licenses
          Are Subject to the Discretion of Government Authorities

     In general, we have the right to conduct basic exploration on all
concessions or fields in which we have an interest.   However, in
order to drill for, recover, transport or sell any gas or other hydrocarbons, we will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of most such permits and licenses will be contingent upon the consent of national and local governments having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant permits and licenses. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment by us of a development/exploration fee, typically based on the market value of the economically recoverable reserves. The amount of any such fee and other terms of any such license, permit, or agreement will affect the commercial viability of any extraction project. We can provide no assurance that we will be able to obtain the necessary licenses, permits, and agreements. Even if we do obtain such items, the associated costs, delays and restrictions may significantly affect our ability to develop the affected project.

     We Are The Subject Of An Inactive SEC Investigation and A
              Defendant In Various Other Lawsuits

     We are presently subject to a formal order of investigation issued by the SEC on August 1, 1995, to investigate whether violations of applicable law may have occurred. In connection with such investigation, we have produced numerous documents for the SEC, and the SEC has questioned our current and past officers, directors, former accountants, and other agents. We have not been contacted by the SEC with respect to this matter for several years; however, we cannot currently predict the duration or outcome of this investigation.

     If the SEC concludes that we, or our representatives, have violated the securities laws, it has available a large range of civil and criminal remedies. Such remedies include the suspension of trading in the common stock, the levying of substantial fines, and the exclusion of our current officers and directors from participating in a public company. In addition, we are subject to certain other pending or threatened legal claims. The adverse resolution of the SEC investigation or any pending litigation affecting us would have a material adverse effect on our operations and proposed business.

     Our Projects May Never Begin Producing Valuable Hydrocarbons

     Other than the production of an average of approximately 560 barrels of oil equivalent per day by Big Horn net production after royalties, in which we are planning to divest our current 42% ownership interest, none of the projects in which we own an interest is presently producing gas or other hydrocarbons. Texaco drilled and abandoned test wells on the concession in Poland in which we own an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

     We are Dependent Upon Certain Officers, Key Employees, and
                            Consultants

     We are dependent on the services of Andrew K. Andraczke, the President of EuroGas, Inc. We are also dependent on certain key employees in connection with our business activities. The loss of one or more of these individuals could materially and adversely impact our operations. We have not entered into employment agreements with any of these individuals other than Mr. Dahl, our Chief Financial Officer, and do not maintain key-man life insurance on any EuroGas officers or employees.

                           We Are Thinly Staffed

     We have numerous projects throughout the world, which we attempt to direct and manage with only a few employees. In addition to our President and our Chief Financial Officer we have eight full-time equivalent employees, three significant consultants, and a contract
with a geo-engineering firm.   Unless and until additional employees
are hired, our attempt to manage our numerous projects and obligations with such a limited staff could have serious adverse consequences, including without limitation, a possible failure to meet a material contractual, court, or SEC deadline, or a possible failure to consummate investment or acquisition opportunities.

     Subsequent Evaluation May Reveal That Our Unproved Properties Are Not Valuable, and We May Need to Record an Impairment of the Value of Such Properties

     We capitalize costs related to unproved gas properties and recognize the expenses for drilling and other exploration costs that do not result in proved reserves at the time the well is plugged and abandoned. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2001, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $9,461,000. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionate reduce the recorded value of the respective asset on our balance sheet.

     Severe Weather Will Interrupt, and May Adversely Affect, Our
               Activities In Various Parts of the World

     Severe weather conditions frequently interrupt much of our exploratory and testing work. Heavy precipitation sometimes makes travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing, and production (if commenced, of which we can give no assurance). The temperatures in all of the regions in which we have exploratory or other operations are extremely cold, and the temperatures in the Sakha Republic are especially extreme and include some of the coldest areas in the northern hemisphere. The average temperature of the entire region from October to April is below freezing with winter temperatures dipping to minus 70 to 80 degrees Fahrenheit. Even if recoverable reserves are discovered in the Sakha Republic or other regions prone to severe weather, the above-described adverse weather conditions may limit production volumes, increase production costs, or otherwise prohibit production during extended portions of the year.

           Risk Factors Related To The Oil And Gas Industry

     The Price Of The Various Hydrocarbons We Produce or May Produce
                    Are Volatile and Unstable

     The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

     (i)  changes in the supply and demand for such fuels;

     (ii) political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

     (iii) the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

     (iv) weather conditions;

     (v) the competitive position of each such fuel as a source of energy as compared to other energy sources;

     (vi) the refining capacity of crude purchasers;

     (vii) the effect of governmental regulation on the production, transportation, and sale of oil, natural gas, and other fuels.

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

     Our Operations Involve Numerous Hazards, and We Maintain No
                  Insurance Against Such Risks

     Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

     (i)   fire,

     (ii)  explosions,

     (iii) blowouts,

     (iv)  pipe failures,

     (v)   casing collapses,

     (vi)  unusual or unexpected formations and pressures, and

     (vii) environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

     If any such event occurs, we may be forced to cease any or all of our exploration, drilling, or production activities on a temporary or permanent basis. In addition, such events may lead to environmental damage, personal injury, and other harm resulting in substantial liabilities to third parties. We do not maintain insurance against these risks. Even if we obtain insurance, we may not be insured against all losses or liabilities that may arise from such hazards because such insurance may be unavailable at economic rates, due to limitations in the insurance policies, or other factors. Any uninsured loss may have a material adverse impact on our business and operations.

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

                Other Risks Relating To The Common Stock

     Most of Our Outstanding Shares Are Free Trading And, If Sold In Large Quantities, May Adversely Affect the Market Price For Our Common Stock

     Most of the approximately 138,996,460 shares of common stock issued and outstanding as of March 31, 2001; (i) are free-trading;
(ii) have been held for in excess of one year and are eligible for resale under Rule 144 promulgated under the Securities Act; or (iii) will be registered for resale in a registration statement that we are contractually obligated to file. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for the common stock.

     We Have A Substantial Number of Warrants, Options and Debentures
                                Outstanding

     As of December 31, 2000, there are outstanding warrants and options to purchase up to 45,092,856 shares of common stock at exercise prices ranging from $0.45 to $11.79. This is in addition to the estimated 8,622,017 shares of our common stock we are obligated to issue to certain persons pursuant to litigation settlements. The existence of such warrants and options may hinder our future equity offerings, and the exercise of such warrants and options may further dilute the interests of all our shareholders. Future resale of the shares of common stock issuable on the exercise of such warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We Have The Right To, and Expect to, Issue Additional Shares of
                Common Stock Without Shareholder Approval

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2000, 126,996,460 shares of common stock and 2,394,028 shares of preferred stock were issued and outstanding. Subsequent to December 31, 2000, EuroGas issued 12,000,000 shares of common stock for talc property interests. In addition, there are 45,092,856 shares of common stock reserved for issuance on the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock and 8,622,017 shares of stock issuable to certain persons pursuant to litigation settlement agreements. We have no means to control the timing of the conversion of convertible securities. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

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

ITEM 3.   Legal Proceedings

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

     In March 1997, a trustee over certain of the McKenzie parties and other related entities asserted a claim to the proceeds that we would receive from the Texaco Agreement and exploitation of the Pol-Tex Concession in an action entitled: Harven Michael McKenzie, debtor; Timothy Stewart McKenzie, debtor; Steven Darryl McKenzie, debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and
case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, trustee, plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc., GlobeGas, B.V. and Pol-Tex Methane, Sp. zo.o., defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas Houston Division). The trustee's claim alleges that we paid inadequate consideration for our acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession) from persons who were acting as nominees for the McKenzie parties or in fact may be operating as a nominee for the McKenzie parties, and, therefore, the creditors of the McKenzie parties are the true owners of the proceeds received from the development of the Pol-Tex Concession. (KUKUI is also the principal creditor of the McKenzie parties in these other cases.) We believe that the litigation is without merit based on our belief that the prior settlement with KUKUI bars any such claim, that the trustee over the McKenzie parties has no jurisdiction to bring such claim against a Polish corporation (Pol-
Tex) and the ownership of Polish mining rights, that we paid substantial consideration for GlobeGas, and that there is no evidence that the creditors of the McKenzie parties invested any money in the Pol-Tex Concession. In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in adversary proceeding 97-4155 (described below) in which he is seeking to add new parties and additional causes of action including claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, that motion was approved by the bankruptcy court. Currently a trial is set on this action for July 2001. We have initiated settlement discussions with the Trustee.

     In June 1999, the Trustee filed another suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, Sp. z.o.o., et al." Adversary #99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled "Steve Smith, Trustee, Plaintiff, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, Sp. z.o.o." Adversary #99-3444. This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997, which agreement, in part, allowed the Texaco Agreement to proceed. We dispute the allegations and have filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court. Nonetheless, in order to avoid additional costs associated with extended litigation, we have engaged in settlement discussions in an attempt to reach a negotiated resolution of the dispute.

     On August 21, 1997, KUKUI asserted a claim against us in an action entitled KUKUI, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. KUKUI's claim is based upon an alleged breach of the KUKUI Settlement Agreement as a result of our failure to file and obtain the effectiveness of a registration statement for the resale by KUKUI of 100,000 shares of common stock delivered to KUKUI in connection with the settlement. In addition, Bishop Estate, KUKUI's parent, has entered a claim for failure to register the resale of shares of common stock subject to its option to purchase up to 2,000,000 shares of common stock. We have denied any liability and have filed a counterclaim against KUKUI and Bishop's Estate for breach of contract.

     In early December 1999, we signed a settlement agreement with KUKUI, the Bishop Estate and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, requires us to pay $900,000 over the 12 months beginning in January 2000 and to issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. Although a substantial amount of this payment was made, we failed to pay the full amount. We are currently engaged in negotiations to reinstate this settlement. The bankruptcy court approved the settlement, but it is unclear whether the Trustee considers the settlement to be enforceable. If the settlement agreement does not resolve the foregoing litigation, we will vigorously defend such litigation.

     On October 11, 1999, an action was filed against EuroGas entitled "Fred L. Oliver. Petroleum Ventures of Texas, Inc. R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. EuroGas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs assert that we breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with our acquisition of its interest in Beaver River Resources, Ltd. The action sought rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorney's fees and interest. We filed an answer denying the allegations contained in the lawsuit. A settlement was reached whereby half of our interest in the Beaver River project was returned in exchange of half of the shares that were issued.

     For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though it had significant operating losses. The amount fluctuates on our financial statements due to adjustments in exchange ratios. As of December 31, 2000, the income tax liability recorded in our financial statements was $692,431. We have appealed the assessment and proposed a settlement which would result in a reduction in the tax to $42,000. Pending final resolution, a liability for the total amount assessed will continue to be reflected in our financial statements.

Item 4.        Submission of Matters to a Vote of Security Holders

     None

                                PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
Matters

                        Market for Common Stock

     Our common stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded under the symbol "EUGS.F" on the Frankfurt Stock Exchange. As of March 31, 2001, there were 138,996,460 shares of common stock issued and outstanding, held by approximately 270 holders of record (300 estimated beneficial owners).

     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. Such quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

                                      High Bid        Low Bid
                                      --------        -------
     Year Ended December 31, 1998
     ----------------------------
      Quarter ended March 31, 1998    $   6.81        $  3.94
      Quarter ended June 30, 1998         5.75           3.63
      Quarter ended September 30, 1998    4.97           2.06
      Quarter ended December 31, 1998     2.25           1.19

     Year Ended December 31, 1999
     ----------------------------
      Quarter ended March 31, 1999    $   2.50         $ 1.03
      Quarter ended June 30, 1999         1.09           0.55
      Quarter ended September 30, 1999    0.94           0.55
      Quarter ended December 31, 1999     0.80           0.45

     Year Ending December 31, 2000
      Quarter ended March 31, 2000    $   1.88         $ 0.42
      Quarter ended June 30, 2000         1.09           0.75
      Quarter ended September 30, 2000    0.91           0.47
      Quarter ended December 31, 2000     0.48           0.25

     The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 30, 2001, the high and low bids for our common stock on the OTC Bulletin Board were $.297 and $.266 respectively.

                               Dividends

     No dividends have been paid on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $139,932, $1,442,345 and $2,861,301 in 2000, 1999 and 1998, respectively. Of this amount, $21,599 was paid in 2000, $1,301,376 was paid in 1999 and $165,008 was paid in 1998 by the issuance of shares of our common stock in connection with the conversion of a portion of the preferred stock. All cumulative dividends with respect to our preferred stock would be required to be paid prior to our declaring or paying any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

                Recent Sales of Unregistered Securities

     On or about January 12, 2000, the Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors in exchange for an aggregate of $3,000,000 cash. As of March 31, 2000, the holders of all four Convertible Debentures exercised their conversion rights under the Convertible Debentures, and we issued 8,571,428 shares of common stock and warrants to purchase 17,142,858 shares of common stock at an exercise price of $0.35 per share on or before June 1, 2001.

     During 2000, 1,800 shares of Series C Preferred Stock were converted, according to their terms, into 5,266,452 common shares at a weighted-average price of $0.34 per share. In connection with the conversion, 63,261 common shares were issued for $21,599 in accrued dividends on the converted Series C Preferred Stock, at a weighted average price of $0.34 per common share.

     In May 2000, the Company issued 250,000 common shares for cash in the amount of $195,000, or $0.78 per share. During September 2000, the Company issued 500,000 common shares to a shareholder as compensation for services valued at $365,000, or $0.73 per share.

     During July 2000, the Company issued 500,000 common shares to Oxbridge Ltd., a related party, in exchange for the assumption by Oxbridge Ltd. of the Company's commitment to provide additional financing to Pan Asia Mining Corp. The 500,000 common shares were valued at $365,000, or $0.73 per share.

     During 2000, the Company issued 3,700,000 common shares and 3,700,000 options under the terms of a settlement obligation. The Company also issued 1,842,983 common shares as payment of accrued settlement obligations. The common shares issued were valued at $1,033,514, or an average of $0.56 per share.

     During 2000, notes payable to related parties totaling $1,173,896 and $502,871 of accrued interest were converted into 3,891,954 common shares at an average of $0.43 per share.

     During September 2000, the Company entered into an agreement with a broker/dealer for the resale of 2,000,000 common shares that had been registered for resale by a recent Form S-3 Registration Statement filed with the Securities and Exchange Commission. Under the agreement, the broker/dealer was issued 2,000,000 common shares. As of December 31, 2000, 400,000 shares were resold for proceeds totaling $209,500, or $0.52 per share. Total proceeds received by the Company were $205,000, net of offering costs. The Company expects to receive either proceeds from the sale of the remaining 1,600,000 shares or the return of those shares.

     On October 2, 2000, the Company entered into a Common Stock Purchase Agreement with Arkledun Drive LLC ("Arkledun") whereby the Company issued 7,000,000 common shares to Arkledun for resale under a public offering of common shares. Arkledun agreed to purchase 5,500,000 common shares for $2,165,000. If Arkledun did not realize $2,489,750 from the resale of the 5,500,000 shares, after the deduction of customary broker's fees, any resulting shortfall would be made up by Arkledun selling as many of the additional 1,500,000 common shares issued as required. If there still was a shortfall after selling the 1,500,000 common shares, the Company agreed to issue additional common shares or pay Arkledun the remaining shortfall.

     On November 14, 2000, Arkledun notified the Company of a remaining shortfall after the 7,000,000 shares had been sold. To resolve the shortfall and to settle all claims and demand rights of Arkledun under the Agreement, the Company issued an additional 2,000,000 common shares to Arkledun. The additional 2,000,000 common shares have piggy-back registration rights to be included in any future public offering conducted by the Company.

     In November, 832,760 common shares were issued to SlovGold GmbH, a related party, for payments made on behalf of the Company. The common shares were recorded at $291,466, or $0.35 per share, based on the market value of the common shares on the date issued.

     The Company also issued 400,000 common shares under the registration statement for Form S-3 that it filed with the SEC on June 28, 2000, and amended on August 17, 2000, for cash proceeds of $208,500, or an average of $0.52 per share. The Company incurred offering costs for the overall public offering of $168,500. The public offering resulted in the Company issuing 9,400,000 common shares for net proceeds of $2,205,000.

     The private issuances of securities discussed above were effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, based upon the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with any and all other information requested by the investors with respect to the Company, (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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


Statement of Operations Data
----------------------------
                                        Year Ended December 31,
                 --------------------------------------------------------------------
                       2000          1999           1998           1997          1996
                 ----------    -----------     -----------    -----------   ----------
Net Sales       $ 6,395,037    $ 4,973,508     $   879,404    $         0   $        0

Loss from       $47,017,043    $28,946,667     $11,024,899    $11,501,899   $6,413,183
Operations

Loss per
Common Share    $     0.47     $      0.36     $      0.22    $      0.22    $    0.16

Balance Sheet Data
------------------
                                            At December 31,
                ----------------------------------------------------------------------
                       2000          1999           1998           1997          1996
                -----------    -----------     -----------    -----------   ----------
Total Assets    $30,779,287    $53,968,578     $65,334,543   $ 40,754,139   $15,902,139

Long-Term
Obligations     $         -    $         -     $ 1,788,294   $  3,157,789   $10,631,547

Cash Dividends
 per Common
 Share          $         -    $         -     $         -   $          -   $         -


Item 7.        Management's Discussion and Analysis of Financial
Condition and Results of Operations.

                                General

     We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have also extended our business into co-generation (power and heat) projects. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and coal bed methane gas, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, and an interest in a talc deposit in Slovakia. We have at least seven joint venture projects in the Ukraine to explore for and exploit oil, natural gas and coal bed methane gas with various Ukrainian government and private companies. We also have holdings in oil and natural gas projects in Canada.

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

                        Recent Developments

     In February 2001, the Company sold 2,087,000 shares of Big Horn for Cdn. $ 0.80 per share. The Company intends to sell 6,000,000 additional shares, which would constitute the complete divestiture of its investment in Big Horn. The proceeds shall go towards financing projects in Poland and developing the talc mine in Slovakia, in which the Company has increased its investment, as discussed previously. In addition to our normal private issuances of common stock, the Company registered 12,000,000 of its shares for sale on Form S-3 in August 2000, along with 9,000,000 shares registered on behalf of selling shareholders, pursuant to contractual registration rights.

                               Outlook

     In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in such early-stage projects will prove profitable in the long run, and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within 1-5 years of the date of investment and we are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

     (i) Divest some of our shareholdings in Big Horn, in order to raise capital to finance core projects without further diluting our existing shareholders. Proceeds from the sales of our Big Horn shares will be re-deployed into projects that have the potential to yield substantial and near-term cash flow;

     (ii) Determine whether to retain or divest the 12% interest that we hold in Teton. Our management team is currently evaluating this investment, and will make a formal recommendation to our Board of Directors regarding its retention or divestiture;

     (iii) Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland, Slovakia, Ukraine and possibly Hungary), as well as Canada, where the Company has a carried interest in the Beaver River gas project;

     (iv) Bring the Gemerska Poloma Talc Deposit into production;

     (v) Begin an exploration program on our ten oil and gas concessions covering approximately 4,300 km2 in southeast Poland; POGC is the operator of this venture. EuroGas, in conjunction with POGC, is currently in discussions with a number of international oil and gas companies who are interested in a possible participation in this project;

     (vi) Enter into a joint venture with large international oil and gas companies on our oil and gas concession in Slovakia;

     (vii) Continue our efforts to reduce corporate overhead, as we recently demonstrated by closing our London office, effective as of March 31, 2001. We will continue to manage the Company from our Warsaw and Vienna Central European headquarters.

     In summary, the outlook, based on our strategic approach, is simple--we intend to use the proceeds from the Big Horn divestiture and possibly the sale of other non-core assets to fund production of the Gemerska Poloma Talc project and oil and gas projects in Central and Eastern Europe. Further, we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an asset-rich exploration concern to a significant cash flow-producing resource company.

         Results of Operations-1999, 1998, and 1997 Fiscal Years

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2000, 1999 and 1998.

                                  For the Years Ended December 31,
                                    2000             1999           1998
                            ------------     ------------   ------------
Oil and Gas Sales           $  6,395,037     $  4,973,508   $    879,404

Oil and gas production         1,521,471        1,330,526        305,009

Impairment of mineral
interests and equipment       26,783,790        7,217,426      3,512,792

Depreciation,  depletion
and amortization               2,023,425        1,810,176        293,955

Settlement costs               7,200,205       12,527,000              -

General and
administrative                 6,854,636        8,485,939       7,804,401
                            ------------     ------------   -------------
Total Costs and
  Operating Expenses          36,735,793       31,371,067      11,916,115

Other Income (Expenses)

Interest Income                   89,698          179,538         593,570

Other Income                     455,938          103,878         152,776

Interest expense              (7,123,750)        (567,195)       (465,371)

Loss on sale and
 impairment of securities
 and equipment                (2,731,628)      (1,682,045)              -

Foreign exchange net
 gains (losses)                 (263,523)         170,315        (130,419)

Minority interest in
 income of subsidiary           (103,022)        (753,599)       (137,983)
                            ------------     ------------   -------------
Total Other Income
  Expense                    (16,676,628)      (2,549,108)         12,573
                            ------------     ------------   -------------

Net Loss                    $(49,545,322)    $(28,946,667)  $(11,024,180)
                            ------------     ------------   ------------
Basic  and Diluted  Loss
Per Common Share           $       (0.47)    $      (0.36)  $      (0.22)
                           -------------     ------------   ------------
Weighted Average  Number
 of Common Shares Used in
 Per Share Calculation       106,145,361       83,368,053     64,129,062
                           -------------     ------------   ------------

     REVENUES. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2000 and 1999 reflect oil and gas sales of approximately $6,395,037 and $4,973,508, respectively. We intend to divest our holdings in Big Horn in 2001.

     OPERATING EXPENSES. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $1,521,471 in 2000, $1,330,526 in 1999, and $305,009 in
1998. All of our oil and gas production expenses are from our Big Horn subsidiary. The increase in oil and gas production expenses from 1998 through 2000 reflects the acquisition of our interest in Big Horn effective October 1998; accordingly, we only recognized a fraction for 1998, and our full 51% of such expenses for 1999 and 2000.

     General and administrative expenses were $7,037,165 for 2000, compared with $8,485,939 for 1999, representing a decrease of 22%. The principal factors that contributed to the decrease from 1999 to 2000 were reductions in (i) legal expenses incurred in connection with sales of registered and unregistered securities, ongoing securities compliance, and litigation; (ii) consulting fees; (iii) payroll, caused by a reduction in the number of staff members; and (iv) rent and other office expenses, which we reduced by closing several offices.
                                   28

     Depreciation,  depletion  and  amortization  expenses   were
$ 2,023,425 for 2000, compared to $1,810,176 for 1999.

     Impairment of mineral interests and expenses were $26,783,790 for 2000, $7,217,426 in 1999, and $3,512,792 in 1998. The principal factor that contributed to the increase in impairment expenses from 1999 to 2000 was the recognition of a $7,672,511 impairment against the TAKT joint venture as of December 31, 2000, based upon our reassessment of estimated future net cash flows. Settlement costs for financial statement purposes increased from 0 in 1998 to $12,527,000 in 1999 and $7,200,205 in 2000. The primary cause of this increase in settlement costs was the issuance of a default judgment against the Company on March 16, 2000 in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation Ltd., an
Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. As discussed in "Item 3. Litigation," such judgment was entered based on our failure to comply with procedural rules, not based on any hearing on the merits, and we have entered into a settlement agreement concerning the suit and the default judgment.

     INCOME TAXES. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $126.4 million as of December 31, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     NET LOSS. We incurred net losses of approximately $49.7 million, $30.4 million, and $13.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth of our administrative expenses. In addition, a portion of the recognized net losses in 2000 resulted from the $7,672,511 impairment of mineral interests recognized against the TAKT joint venture and the default judgment entered against us on March 16, 2000.

     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately $(263,523) $170,315 and ($130,419) in gains (losses) were recognized as a result of currency transactions in eacg if the three years ended December 31, 2000, 1999 and 1998, respectively. We had a cumulative foreign currency translation adjustment of ($3,916,641) as of December 31, 2000. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

                         Capital and Liquidity

     We had an accumulated deficit of $125,863,803 as of December 31, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2000, we had total current assets of approximately $4.8 million and total current liabilities of approximately $21.7 million (which number includes our estimated obligation with respect to the default judgment entered against us on March 16, 2000) resulting in negative working capital of approximately $16.9 million. As of December 31, 2000, our balance sheet reflected approximately $7.4 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, are unable to obtain any necessary future licenses or extensions, or are unable to meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout  our existence, we have relied on cash from  financing
activities  to  provide  the  funds  required  for  acquisitions   and
operating activities. Our financing activities provided net cash of approximately $4.4 million, $6.5 million and $12 million during the years ended December 31, 2000, 1999 and 1998, respectively. Such net cash has been used principally to fund net losses of approximately $50 million, $29 million and $11 million during the years ended December
31, 2000, 1999 and December 31, 1998, respectively. Our operating activities provided $2.9 million of net cast during the year ended December 31, 2000 and used net cash of approximately $3.8 million and $8.3 million during the years ended December 31, 1999 and 1998, respectively.
A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $7.7 million, $8.9 million and $13.6 million used in investing activities for the years ended December 31, 2000, 1999 and 1998, respectively, of which approximately $4.4 million, $7.0 million and $9.3 million, respectively, was used in acquiring mineral interests.

     While  we  had cash on hand of approximately $0.6 million  as  of
December   31,  2000,  we  have  short-term  and  long-term  financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities We estimate our financial commitments for the first nine months of 2001 to be approximately $4 million. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Item 8.        Financial Statements and Supplementary Data

     The consolidated financial statements of the Company and its subsidiaries, together with note and supplementary data related thereto, are set forth following pages F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

    Certain Information Regarding Executive Officers, Directors and
                            Control Persons

     Set forth below is the name and age of each individual who was a director or executive officer of EuroGas as of December 31, 2000 or as of March 31, 2001, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:


       Name                   Age       Positions With the Company                Term Of Office
  -----------------           ---       --------------------------         -------------------------
  Karl Arleth                 50        President and Director             April 1999  - January 2001

  Dr. Gregory P. Fontana      41        Director                           January  1996 - Present

  Andrew Andraczke            58        President and Chief Executive
                                        Officer - Director                 January 2001 - Present

  Hank Blankenstein           58        Vice-President, Treasurer          December 1995 - March 2000
                                          Director

  Dr. Hans Fischer            54        Director                           January  1996 - January 2000

  Borre Dahl                  57        Chief  Financial Officer           June 2000  - Present

  Rudolph Heinz               59        Director                           June 1999  - April 2000

  Wolfgang Rauball            59        Director                           October 2000 - Present


                       Biographical Information

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officers:

     KARL ARLETH. Prior to his resignation in January 2001 Mr. Arleth commenced seerving as the President and a director of EuroGas in April
1999.   Prior  to joining EuroGas, Mr. Arleth served as a Director  of
Azerbaijan International Operating Company (AIOC) from January 1998 to April 1999. In this role, Mr. Arleth chaired the shareholder board of AIOC, and an international consortium of 11 companies engaged in the development and transportation of oil from Azeri-Chirag-Gunashli offshore field complex in Azerbaijan. From January 1998 until January 1999, Mr. Arleth was also President of Amoco Caspian Sea Petroleum Limited in Baku, Azerbaijan. From January 1997 until January 1998, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President of Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power
generation.   As  a result of our controlling interest acquisition  in
Big  Horn, Mr. Arleth has served as a director of Big Horn since  July
1999.

     DR. GREGORY P. FONTANA. Dr. Fontana is a director of EuroGas. He is currently an attending cardio thoracic surgeon at Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California followed by ten years of postgraduate training at Duke University, Harvard University and University of California at Los Angeles. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine and he has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and papers. He is currently a consultant to Edwards Life Science and Venpro Inc. He is on the Scientific Advisory Board for Genzyme Biosurgery and BioHeart, Inc.

     ANDREW K. ANDRACZKE. Mr. Andraczke was appointed a director of the Company in March 2000 and Chief executive officer in November 2000. In addition, Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and PhD degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.

     BORRE DAHL. He became Chief Financial Officer in July 2000. From 1998 until 2000, Mr. Dahl was Finance Director, Norsk Hydro Poland, based in Warsaw, Poland. Previously, from 1996 until 1998, Mr. Dahl worked as an independent consultant with Gemini Consultants (formerly Bossard) in Poland, on issues such as business plan development, new company financing, due diligence and the restructuring of several large companies. From 1994-96, Mr. Dahl was Customer Focus Manager for Asea Brown Boveri, Ltd. (ABB) Poland where he was responsible for the restructuring and recapitalization of a number of both private and public companies, as well as the implementation of modern financial and reporting systems. From 1989-94, Mr. Dahl was senior Management Consultant for ABB Norway. From 1984-88, he worked with a group of high technology companies. From 1979-84, he served as a management consultant with Asbjorn Habberstad A/S (now A.T. Kearney, Norway). During his work with both ABB and various high technology companies, he held assignments in the United States and is thoroughly familiar with US financial systems, accounting practices and standards. Between 1974-78, Mr. Dahl was Assistant Professor (I. Amanuensis) at the Norwegian School of Management. He received a MBA in 1973 from the IMEDE Management Development Institute, Lausanne, Switzerland.

      WOLFGANG RAUBALL. He was appointed director of the Company in November 2000. He was already managing director of EuroGas Austria GesmbH and Globegas BV. He has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. Thereafter, Mr. Rauball worked as a mining geologist in Canada from 1972 to the present date. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the mineral industry.

     HANK BLANKENSTEIN. Prior to his resignation from all offices in March 2000, Mr. Blankenstein was Vice President, Treasurer and a director of EuroGas. He had served as a director since December 1995 and as Vice President and Treasurer since 1996. Mr. Blankenstein continues to provide limited consulting services to EuroGas. Mr. Blankenstein has had over 30 years experience in various levels of management positions. He served as an administrative and financial officer for American Micro Systems and National Semiconductor, from 1973 to 1985. Prior to that, he served in a number of operational positions for high-tech industry companies, having engineering-production supervising responsibilities, and was in charge of a 400-person division. He has been involved in several high-tech start-up situations, serving in senior management positions. He holds a Bachelor of Science degree in Finance and Banking from Brigham Young University that was awarded in 1966.

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

Item 11.  Executive Compensation

     The compensation of our chief executive officer during 2000 and the other executive officers of EuroGas whose total cash compensation for the 2000 fiscal year exceeded $100,000 (the "Named Officers") is shown on the following pages in three tables and discussed in a compensation report of the Board of Directors.

                      Summary Compensation Table

     The following table sets forth, for our three most recent fiscal years, the compensation paid to the Named Officers.

                                                                Restricted
                                                  Other Annual     Stock     Options/      LTIP     All Other
    Name and                  Salary   Bonus      Compensation    Awards        SARs    Payouts  Compensation
Principal Position  Year           $       $                 $         $            #         $             $
------------------  ----      ------   -----      ------------  --------     --------   -------  ------------
                    2000      $400,000              $122,200
 Karl Arleth(2)     1999      $266,667  Nil         $ 81,465(4)     Nil       1,000,000      Nil          Nil
 President, CEO     1998           Nil  Nil              Nil        Nil             Nil      Nil          Nil
 and Director                      Nil                   Nil        Nil             Nil      Nil          Nil
 Andrew Andraczke   2000      $320,900  Nil              Nil
 President, CEO


     (2) Mr. Arleth commenced serving as the President and a director of EuroGas in April 1999, and resigned from the Company in January 2001.
     (4) Represents amounts to which Mr. Arleth is entitled to receive as a housing and service allowance; such amounts were accrued but not paid in 1999.

     Option Grants in Last Fiscal Year

     The following table sets forth, for the 1999 fiscal year, certain information regarding options grants to the Named Officers.



                                            Potential
                                            Realizable Value  At
Individual Grants                           Assumed Annual
                                            Rates of Stock
                                            Price Appreciation
                                            For Option Term

                             Percent
                             of
                Number       Total
Name            of           Options
                Securities   Granted
                Underlying   Employees      Exercise
                Options      in Fiscal      Price     Expiration
                   (#)          Year           ($/Sh)       Date      5% ($)     10% ($)
                -----------  ---------      ------    ----------  ---------   ---------
Karl Arleth(1)    1,000,000     74%          $.85     05/20/2000  $597,440    $1,514,055


      (1) Mr. Arleth commenced serving as the President and a director of EuroGas on April 1999, and resigned in January 2001.

     Aggregated Option Exercises in the Last Fiscal Year and Year End
                              Option Values

     The following table sets forth the number of unexercised options to acquire shares of our common stock held on December 31, 2000 and the aggregate value of such options held by the Named Officers. The Named Officers did not exercise any options to acquire shares of our common stock during 2000. As of December 31, 2000, we had not granted any stock appreciation rights to any of the Named Officers.



                       Number of                           Value of Unexercised
                       Unexercised Option                  In-the Money Options at
                       at December 31, 2000                at December 31, 2000(1)
Name                   Exercisable        Unexercisable    Exercisable     Unexercisable
------------------     -----------        -------------    -----------     -------------
Karl Arleth(3)         1,000,000                0                  Nil                 -
Hank Blankenstein(4)     200,000                0                  Nil                 -


       (1) Reflects the difference between the exercise price of the unexercised options and the market value of shares of our common stock as of December 31, 2000. The last transaction for our common Stock on December 29, 2000, the last trading date of our fiscal year, was $0.25 per share.

     (3) Mr. Arleth commenced serving as the President and a director of EuroGas in April 1999, and resigned from the Company in January 2001.

     (4) Mr. Blankenstein resigned as an officer and director of EuroGas in March 2000.

           Executive Employment and Consulting Arrangements

     No other employee of EuroGas is employed pursuant to a written agreement.

     We  have  relied  heavily on consultants  to  identify  potential
projects,   to  negotiate  the  terms  of  acquisitions,  to   develop
relationships with governmental regulators and industry partners,  and
to  complete  business and financing transactions.   As  a  result  of
services in these areas, we paid $150,000 in 2000, $200,000 in 1999, $600,000 in 1998, and $1,260,253 in 1997 (including payments in arrears related to services for previous years) to Wolfgang Rauball, the brother of Reinhard Rauball, our former Chairman of the Board. We also paid $322,900 in 2000, $320,000 in 1999, and $240,000 in 1998
(including payments in arrears related to services for previous years) to Andrew K. Andraczke, a key employee in Poland and recently appointed director who was appointed President and CEO of the Company
in   March   2001.   If  we  do  not  continue  to  make   significant
acquisitions, and as we develop revenues, we anticipate relying more on the services of employees and amounts paid to consultants will decrease.

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

    Compensation Committee Interlocks and Insider Participation in
                        Compensation Decisions

     As of December 31, 2000, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31,2000 included Gregory Fontana, Director since 1994. Greg Fontana is not an employee of the Company. Karl Arleth served as Director, President and Chief Executive Officer from June 1999 until December 2000, Andrew Andraczke has served as Director since June 2000 and became President and Chief Executive Officer in December 2000. Garry Henry has served as Director since December 2000 and Wolfgang Rauball has served as Director since November 2000. Wolfgang Rauball has also served as Managing Director of EuroGas Austria GesmbH since 1998 and as Managing Director of GlobeGas B.V. Amsterdam since 1996.


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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2000 fiscal year.

     GENERAL. Management compensation is overseen by the Board of Directors (the "Board"). In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer and Mr. Heinz have subsequently resigned, and the Compensation Committee has been dissolved as a matter of law. Accordingly, the following compensation report was prepared by Board members serving as of March 31, 2001.

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

     From  time to time, we also compensate our executive officers  in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income,  or  other  conventional  data  to  use  as  a  benchmark  for determining  the  amount  or existence of bonus  awards,  any  bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual's contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 1998, 1999 and 2000, the Board did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board's desire to preserve capital for future growth and development.

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients' current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas. In the year ended December 31, 1999, pursuant to such delegation, the Compensation Committee awarded (in addition to the 1,000,000 options granted to Mr. Arleth pursuant to his employment agreement) a total of 950,000 options to purchase common stock at an exercise price of $.45 per share. Of such options, 350,000 were granted to Andrew Andraczke (key employee and director as of March 2000), and 250,000 were granted to Greg Fontana (director), as well as 200,000 options granted to Borre Dahl at an exercise price of 0.73 per share.

     CHIEF EXECUTIVE COMPENSATION. Mr. Karl Arleth had a base salary of $ 400,000 per year. The salary of Andrew Adraczke has not been changed from his $240,000 per year since he became President and CEO. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2000 fiscal year.

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

                                             Andrew Andraczke
                                             Borre Dahl
                                             Gregory Fontana
                                             Wolfgang Rauball

                           Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning August 3, 1994 (the date the common stock was first quoted in the over-the-counter market) and ending December 31, 2000, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

     The performance graph assumes that $100 was invested at the market close on August 3, 1994 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.


Total Return Analysis
                    12/30/94  12/29/95  12/31/96  12/31/97  12/31/98  12/31/99
                    --------  --------  --------  --------  --------  --------
EuroGas             $ 100.00  $  51.85  $ 120.37  $ 200.00  $  46.30  $  15.11
HW  BBG  Oilfield
Svc. & Manf'g       $ 200.00  $ 146.32  $ 236.44  $ 359.99  $ 179.46  $ 260.02
NASDAQ Composite    $ 100.00  $ 140.98  $ 173.46  $ 211.87  $ 297.02  $ 552.81

Source:  Carl Thompson Associates www.ctaonline.com (800)
959-9677.  Data from Bloomberg Financial Markets.

The figures for EuroGas reflect a 24-to-1 reverse stock split of our common shares effective 9/6/94.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management


     The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of April 15, 2000 by:

      (i) each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;

     (ii) each of our directors;

      (iii) our present and former chief executive officer and former Vice President and Treasurer (our only other executive officer during 2000); and

     (iv) all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2001, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder.

     The table is based upon information provided by our directors and executive officers.


                     Amount and Nature of Beneficial
                     Ownership as of March 31, 2001(1)
                     -----------------------------------------------------
Name and Address                       Exercisable
of Beneficial            Common          Options &         Total
Owner                    Shares         Warrants(2)    Ownership   Percent(3)
-----------------        ---------     -----------     ---------   ---------
Principal
Stockholders:
Wolfgang Rauball(4)      9,671,429      17,192,858     26,864,287     22.78%

Officers,
Directors, and
Controlling
Persons:

Dr. Gregory P.Fontana,         Nil         350,000        350,000         *
Director
2269 Worthing Lane
Los Angeles,
California 90077

Andrew Andraczke,              Nil         350,000        350,000         *
Director
Warsaw:str.
Lektykarska 18
01-687 Warszawa,
Poland
                                   40

All officers and
directors
as a group (2
persons)                       Nil         200,000        200,000
     _________________________

     (1) Unless otherwise indicated, to our best knowledge, all stock is owned beneficially and of record by the listed stockholder, and each stockholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

     (2) Represents options or warrants exercisable within 60 days of March 31, 2001, held by such individual or entity.

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

Item 13.  Certain Relationships and Related Transactions

     On or about January 12, 2000, we issued four convertible debentures in the aggregate face amount of $3,000,000 in exchange for $3,000,000 in cash to Wolfgang Rauball and certain affiliates of Wolfgang Rauball, who directly or indirectly own 22.78% percent of our outstanding common stock as of April 15, 2000, and who serves as a consultant to us. The convertible debentures accrue interest at the rate of prime plus two percent per annum. Payment of the principal amount of the convertible debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each $1,000,000 in principal amount of convertible debenture is convertible into (a) shares of common stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of convertible debenture), and (b) warrants to purchase one share of our common stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of convertible debenture). Each such warrant entitles the holder to purchase one share of our common stock for an exercise price of $0.35. As of April 15, 2000, Mr. Rauball and his affiliates have converted all $3,000,000 in principal amount of convertible debentures in exchange for 8,571,429 shares of our common stock and 17,142,858 warrants to purchase common stock.


                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

     (a)  Documents Filed

   1. Financial Statements. The following Consolidated Financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

          A. Report of Hansen, Barnett & Maxwell, independent certified public accountants, for the years ended December 31, 2000, 1999, 1998 and 1997

           B.    Consolidated Balance Sheets at December 31, 2000  and
1999

           C. Consolidated Statements of Income for the years ended December 31, 2000, 1999, 1998 and 1997

          D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998, 1999 and 2000

           E. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, 1998 and 1997

          F.   Notes to Consolidated Financial Statements

  2. Exhibits.

Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------
 2.1     Exchange Agreement between           Report on Form
         Northampton, Inc.,                   8-K
         and Energy Global, A.G.              dated   August
                                              3, 1994,
                                              Exhibit No. 1*

Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------


 2.2     Agreement and Plan of  Merger        Report on Form
         between EuroGas, Inc.,               8-K
         and Danube International             dated July 12,
         Petroleum Company, Inc.,             1996,
         dated July 3, 1996, as amended       Exhibit No. 5*

 2.3     English  translation of Transfer     Report on Form
         Agreement between                    8-K
         EuroGas  and  OMV,  Inc.  for  the   dated June 11,
         Acquisition of                       1997
         OMV   (Yakut)   Exploration   GmbH   Exhibit No. 1*
         dated June 11, 1997

 2.4     Asset  Exchange Agreement  between   Report on Form
         EuroGas, Inc.,                       S-1
         and  Beaver River Resources, Ltd.,   dated    July,
         dated April 1, 1988                  23, 1998
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
                                              1990,
                                              Exhibit No. 1*

 3.3     Designation       of       Rights,   Quarterly
         Privileges, and Preferences          Report on
         of 1995 Series Preferred Stock       Form    10-QSB
                                              dated
                                              March      31,
                                              1995,
                                              Exhibit No. 1*

 3.4     Designation       of       Rights,   Report on Form
         Privileges, and Preferences          8-K
         of 1996 Series Preferred Stock       dated July 12,
                                              1996,
                                              Exhibit No. 1*

 3.5     Designation       of       Rights,   Report on Form
         Privileges, and Preferences          8-K
         1997    Series    A    Convertible   dated May  30,
         Preferred Stock                      1997
                                              Exhibit No. 1*
 3.6     Designation       of       Rights,   Report on Form
         Privileges, and Preferences          S-1
         of   1998   Series  B  Convertible   Dated July 23,
         Preferred Stock                      1998
                                              Exhibit    No.
                                              3.06*

 3.7     Articles of Share Exchange           Report on Form
                                              8-K
                                              dated   August
                                              3, 1994,
                                              Exhibit No. 6*

 3.8     Designation       of       Rights,   Registration
         Privileges, and Preferences of Statement on 1999 Series C 6% Convertible Form S-1, File
         Preferred Stock                      No. 333-92009,
                                              filed       on
                                              December    2,
                                              1999

 4.1     Subscription   Agreement   between   Report on Form
         EuroGas, Inc., and                   S-1
         Thomson  Kernaghan  &  Co.,  Ltd.,   dated July 23,
         dated May 29, 1998                   1998
                                              Exhibit    No.
                                              4.01*

 4.2     Warrant  Agreement dated July  12,   Report on Form
         1996, with                           8-K
         Danube Shareholder                   dated July 12,
                                              1996,
                                              Exhibit No. 2*


Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------


 4.3     Registration   Rights    Agreement   Report on Form
         Between EuroGas, Inc.,               S-1 dated July
         and   Thomson  Kernaghan  &   Co.,   23,       1998
         Ltd., dated May 29, 1998             Exhibit    No.
                                              4.02*

 4.4     Registration   Rights    Agreement   Report on Form
         dated July 12, 1996,                 8-K
         with Danube Shareholder              dated July 12,
                                              1996
                                              Exhibit No. 3*

 4.5     Registration  Rights Agreement  by   Report on Form
         and   among  EuroGas,  Inc.,   and   S-1
         Finance   Credit   &   Development   dated July 23,
         Corporation, Ltd., dated June  30,   1998
         1997                                 Exhibit    No.
                                              4.06*

 4.6     Option granted to the Trustees  of   Annual  Report
         the Estate of                        on
         Bernice Pauahi Bishop                Form    10-KSB
                                              for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              10*

 4.7     Registration  Rights Agreement  by   Annual  Report
         and among                            on
         EuroGas,  Inc., and  Kukui,  Inc.,   Form    10-KSB
         and the Trustees of                  for the
         the   Estate  of  Bernice   Pauahi   fiscal    year
         Bishop                               ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              11*

 4.8     Option      issued     to      OMV   Annual  Report
         Aktiengesellschaft to acquire up     on
         to  2,000,000 shares of restricted   Form    10-KSB
         common stock                         for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1996,
                                              Exhibit    No.
                                              13*

 4.9     Form   of   Convertible  Debenture   Filed
         issued on January 12, 2000.          herewith.

 10.1    English   translation  of   Mining   Quarterly
         Usufruct   Contract  between   The   Report on Form
         Minister of Environmental 10-Q dated Protection, Natural Resources and September 30, Forestry of the Republic of 1997 Exhibit
         Poland and Pol-Tex Methane,  dated   No. 1*
         October 3, 1997

 10.2    Agreement between Polish  Oil  and   Quarterly
         Gas  Mining  Joint  Stock  Company   Report on Form
         and  EuroGas, Inc., dated  October   10-Q     dated
         23, 1997                             September  30,
                                              1997   Exhibit
                                              No. 2*

 10.3    1996 Stock Option and Award Plan     Annual  Report
                                              on
                                              Form    10-KSB
                                              for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              14*

 10.4    Settlement Agreement by and  among   Annual  Report
         Kukui, Inc., and                     on
         Pol-Tex   Methane,   Sp.    zo.o.,   Form    10-KSB
         McKenzie Methane                     for the
         Rybnik,      McKenzie      Methane   fiscal    year
         Jastrzebie, GlobeGas,                ended
         B.V.  (formerly known as  McKenzie   December   31,
         Methane Poland,                      1995,
         B.V.),     and    the    Unsecured   Exhibit    No.
         Creditors' Trust of the              15*
         Bankruptcy   Estate  of   McKenzie
         Methane Corporation


Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------


 10.5    Acquisition   Agreement    between   Report on Form
         EuroGas,    Inc.,   and    Belmont   S-1      dated
         Resources,  Inc., dated  July  22,   July 23, 1998
         1998                                 Exhibit    No.
                                              10.20*

 10.6    General  Agreement  governing  the   Report on Form
         operation of                         8-K
         McKenzie Methane Poland, B.V.        dated   August
                                              3, 1994,
                                              Exhibit No. 2*

 10.7    Concession    Agreement    between   Annual  Report
         Ministry of                          on
         Environmental Protection,  Natural   Form    10-KSB
         Resources, and                       for the
         Forestry and Pol-Tex Methane Ltd.    fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              18*

 10.8    Association   Agreement    between   Annual  Report
         NAFTA a.s. Gbely                     on
         and      Danube      International   Form    10-KSB
         Petroleum Company                    for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              19*

 10.9    Agreement     between    Moravske'   Annual  Report
         Naftove' Doly a.s.                   on
         and      Danube      International   Form    10-KSB
         Petroleum Company                    for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              20*

10.10    Form of Convertible Debenture        Report on Form
                                              8-K
                                              dated   August
                                              3, 1994,
                                              Exhibit No. 7*

10.11    Form   of   Promissory  Note,   as   Annual  Report
         amended, with attached               on
         list of shareholders                 Form    10-KSB
                                              for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              23*

10.12    Amendment  #1  to the  Association   Annual  Report
         Agreement Entered                    on
         on  13th July 1995, between  NAFTA   Form    10-KSB
         a.s. Gbely and                       for the
         Danube   International   Petroleum   Fiscal    year
         Company                              ended
                                              December   31,
                                              1996,
                                              Exhibit    No.
                                              25*

10.13    Acquisition   Agreement   by   and   Form 10-Q
         among   Belmont  Resources,  Inc.,   Dated
         EuroGas    Incorporated,     dated   September  30,
         October 9, 1998                      1998
                                              Exhibit No. 1*

10.14    Letter  of  Intent by and  between   Annual  Report
         Polish Oil and Gas                   on
         Company   and   Pol-Tex   Methane,   Form    10-KSB
         dated April 28, 1997                 for the
                                              Fiscal    year
                                              ended
                                              December   31,
                                              1996,
                                              Exhibit    No.
                                              27*

10.15    Purchase    and   Sale   Agreement   Report on Form
         between Texaco Slask                 8-K
         Sp.  zo.o.,  Pol-Tex  Methane  Sp.   Dated    March
         zo.o. and                            24, 1997
         GlobeGas B.V.                        Exhibit No. 1*


Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------


10.16    English  translation  of  Articles   Report on Form
         of Association of the                8-K/A
         TAKT  Joint Venture dated June  7,   Dated June 11,
         1991, as amended                     1997
         April 4, 1993                        Exhibit No. 3*

10.17    English  translation  of  Proposed   Report on Form
         Exploration and                      8-K/A
         Production  Sharing  Contract  for   Dated June 11,
         Hydrocarbons                         1997
         between  the  Republic  of   Sakha   Exhibit No. 4*
         (Yakutia)    and    the    Russian
         Federation  and  the  TAKT   Joint
         Venture

10.18    English  translation of  Agreement   Registration
         on Joint Investment and Statement on Production Activities between Form S-1 dated
         EuroGas,         Inc.,         and   July  23, 1998
         Zahidukrgeologia,  dated  May  14,   Exhibit    No.
         1998                                 10.21*

10.19    English  translation of  Statutory   Registration
         Agreement of Association of Statement on Limited Liability Company with Form S-1 dated Foreign Investments between July 23, 1998 EuroGas, Inc., and Makyivs'ke Exhibit No.
         Girs'ke  Tovarystvo,  dated   June   10.22*
         17, 1998

10.20    Partnership   Agreement    between   Amendment  No.
         EuroGas,    Inc.,   and    RWE-DEA   1           to
         Altiengesellschaft for  Mineraloel   Registration
         and Chemie AG, date July 22, 1998    Statement   on
                                              Form S-1 dated
                                              August 3, 1998
                                              Exhibit    No.
                                              10.23

10.21    Mining  Usufruct Contract  between   Quarterly
         The Minister of                      Report on
         Environmental Protection,  Natural   Form      10-Q
         Resources and                        dated
         Forestry   of   the  Republic   of   September  30,
         Poland and Pol-Tex                   1997
         Methane, dated October 3, 1997       Exhibit No. 1*

10.22    Agreement between Polish  Oil  and   Quarterly
         Gas Mining Joint                     Report on
         Stock  Company and EuroGas,  Inc.,   Form      10-Q
         dated                                dated
         October 23, 1997                     September  30,
                                              1997
                                              Exhibit No. 2*

10.23    Agreement  for Acquisition  of  5%   Quarterly
         Interest in a                        Report on
         Subsidiary    by    and    between   Form      10-Q
         EuroGas, Inc., B. Grohe,             dated
         and  T.  Koerfer,  dated  November   September  30,
         11, 1997                             1997
                                              Exhibit No. 3*

10.24    Option  Agreement by  and  between   Quarterly
         EuroGas, Inc.,                       Report on
         and  Beaver River Resources, Ltd.,   Form      10-Q
         dated                                dated
         October 31, 1997                     September  30,
                                              1997
                                              Exhibit No. 4*

10.25    Lease  Agreement  dated  September   Registration
         3,     1996,    between    Potomac   Statement
         Corporation   and   the   Company;   on  Form  S-1,
         Letter    of    Amendment    dated   File No.
         September 30, 1999.                  333-92009,
                                              filed on
                                              December    2,
                                              1999

10.26    Sublease  dated November 2,  1999,   Registration
         between  Scotdean Limited and  the   Statement   on
         Company                              Form S-1, File
                                              No. 333-92009,
                                              filed       on
                                              December    2,
                                              1999
                                   46

Exhibit           Title of Document               Location
Number
------   ------------------------------       ---------------

10.27    Securities   Purchase    Agreement   Registration
         dated November 4, 1999, between Statement on the Company and Arkledun Drive Form S-1, File
         LLC                                  No. 333-92009,
                                              filed       on
                                              December    2,
                                              1999

10.28    Registration   Rights    Agreement   Registration
         dated November 4, 1999, between Statement on the Company and Arkledun Drive Form S-1, File
         LLC                                  No. 333-92009,
                                              filed       on
                                              December    2,
                                              1999

10.29    Supplemental Agreement dated         Registration
         November 4, 1999, between the        Statement   on
         Company and Arkledun Drive LLC       Form S-1, File
                                              No. 333-92009,
                                              filed       on
                                              December    2,
                                              1999

10.30    Executive Employment Agreement       Registration
         dated April 20, 1999 between the     Statement   on
         Company and Karl Arleth              Form S-1, File
                                              No. 333-92009,
                                              filed       on
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
                                              1995,
                                              Exhibit    No.
                                              24*

 23.1    Consent  of  Ryder Scott  Company,   Registration
         Petroleum Engineers                  Statement   on
                                              Form S-1 dated
                                              July       23,
                                              1998.*

  24     Power of Attorney                    Included    on
                                              the  Signature
                                              Page hereof.



*Incorporated by reference

  (b)   Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2000, we did not file any reports on Form 8K.
  (c)      Exhibits

     Exhibits to this Report are attached following Page F-1 hereof.

  (d)      Financial Statement Schedules

     None


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EUROGAS, INC.
                                   (Registrant)


                                   By   /s/ Andrew Andraczke
                                   -------------------------
                                        Andrew Andraczke
                                        President and Chief Executive
                                        Officer

DATE:   April 17, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                                     Date

/s/ Borre Dahl
______________________                                 April 17, 2001
Borre Dahl
Chief Financial Officer
and Chief Accounting Officer

/s/ Dr. Gregory P. Fontana
_______________________                                April 17, 2001
Dr. Gregory P. Fontana, Director


/s/ Wolfgang Rauball
_______________________                                April 17, 2001
Wolfgang Rauball, Director


/s/ Garry Henry
_______________________                                April 17, 2001
Garry Henry, Director

                    EUROGAS, INC. AND SUBSIDIARIES


                           TABLE OF CONTENTS


                                                                     Page

     Report of Independent Certified Public Accountants              F-2

     Consolidated Balance Sheets-December 31, 2000 and 1999          F-3

     Consolidated Statements of Operations for the Years Ended
      December 31, 2000, 1999 and 1998                               F-4

     Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1998, 1999 and 2000                  F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998                              F-7

     Notes to Consolidated Financial Statements                      F-9

     Supplemental Information Regarding Oil and Gas Producing
       Activities                                                    F-27


                                F-1

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



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc., a Utah corporation, and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroGas, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2000, the Company has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 23, 2001, except for Note 4 -
Acquisition of Talc Mineral Interest,
as to which the date is April 16, 2001

                                F-2

                    EUROGAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                December
                                                31, 2000
                                                Pro Forma   December 31,   December 31,
                                                (Note 1)        2000          1999
                                               ------------  ------------  ------------
                                               (Unaudited)
                                ASSETS
Current Assets
 Cash and cash equivalents                     $    595,335  $    602,448  $  1,047,141
 Investment in securities available-for-sale        137,948       137,948       317,084
 Trade accounts receivable, no allowance provided         -     2,715,089       907,269
 Value added tax receivables                        105,166       105,166     1,057,628
 Receivable from joint venture partners                   -             -     1,217,149
 Other receivables                                  587,173       587,173        74,696
 Other current assets                                93,960       228,420       236,044
                                               ------------  ------------  ------------
  Total Current Assets                            1,519,582     4,376,244     4,857,011
                                               ------------  ------------  ------------
Drilling Advances                                         -       321,240             -
Property and Equipment - full cost method
 Oil and gas properties subject to amortization           -    16,499,982    21,553,571
 Oil and gas properties not subject
  to amortization                                 7,418,029     9,461,039    26,862,072
 Talc mineral properties                          2,216,308     2,216,308       755,539
 Furniture and office equipment                     602,745     1,006,517     1,052,098
                                               ------------  ------------  ------------
  Total Property and Equipment                   10,237,082    29,183,846    50,223,280
 Less: accumulated depletion depreciation
  and amortization                                 (224,389)   (3,979,057)   (2,060,386)
                                               ------------  ------------  ------------
  Net Property and Equipment                     10,012,693    25,204,789    48,162,894
                                               ------------  ------------  ------------
Investment in Big Horn Resources Ltd.,
 equity method                                    4,438,297             -             -

Investments, at cost                                877,014       877,014       358,857

Notes Receivable                                          -             -       500,000
Other Assets                                              -             -        89,816
                                               ------------  ------------  ------------
Total Assets                                   $ 16,847,586  $ 30,779,287  $ 53,968,578
                                               ============  ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                              $  1,888,249  $  5,408,682  $  4,085,777
 Accrued liabilities                              4,061,438     5,332,052     3,554,095
 Accrued income taxes                               745,905       745,905       708,931
 Accrued settlement obligations                   6,516,273     6,516,273    12,527,000
 Notes payable                                       29,531     3,234,011     4,155,492
 Notes payable to related parties                   457,600       457,600     1,329,161
                                               ------------  ------------  ------------
  Total Current Liabilities                      13,698,996    21,694,523    26,360,456
                                               ------------  ------------  ------------
Deferred Income Tax Liability                             -     2,442,081             -
                                               ------------  ------------  ------------
Minority Interest                                         -     3,787,343     3,824,903
                                               ------------  ------------  ------------
Stockholders' Equity
 Preferred stock, $.001 par value;
  3,661,968 shares authorized; issued
  and outstanding: December 31, 2000 -
  2,392,228 shares, December 31, 1999 -
  2,394,028 shares; liquidation preference:
  $879,624                                          350,479       350,479     2,001,949
 Common stock, $.001 par value; 325,000,000
  shares authorized; issued and outstanding:
  December 31, 2000 - 126,996,460 shares,
  December 31, 1999 - 86,835,838 shares             126,997       126,997        86,836
 Additional paid-in capital                     132,200,966   132,200,966   102,032,174
 Accumulated deficit                           (125,863,803) (126,157,053)  (76,471,799)
 Accumulated other comprehensive loss          	 (3,666,049)   (3,666,049)   (3,865,941)
                                               ------------  ------------  ------------
  Total Stockholders' Equity                      3,148,590     2,855,340    23,783,219
                                               ------------  ------------  ------------
Total Liabilities and Stockholders' Equity     $ 16,847,586  $ 30,779,287  $ 53,968,578
                                               ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                F-3


                    EUROGAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Years Ended December 31,
                                     ----------------------------------------
                                         2000         1999          1998
                                     ------------  ------------  ------------

Oil and Gas Sales                    $  6,395,037  $  4,973,508  $    879,404
                                     ------------  ------------  ------------
Costs and Operating Expenses
 Oil and gas production                 1,521,471     1,330,526       305,009
 Impairment of mineral interests
   and equipment                       26,783,790     7,217,426     3,512,792
 Depreciation, depletion, and
  amortization                          2,023,425     1,810,176       293,955
 Litigation settlement expense,
  net of $105,000 settlement
  income in 2000                        7,200,205    12,527,000             -
 General and administrative             6,908,264     8,485,939     7,804,401
                                     ------------  ------------  ------------
  Total Costs and Operating Expenses   44,437,155    31,371,067    11,916,157
                                     ------------  ------------  ------------
Other Income (Expenses)
 Interest income                           89,698       179,538       593,570
 Interest expense                      (7,124,100)     (567,195)     (465,371)
 Loss on sale and impairment of
  securities                           (2,029,916)   (1,682,045)            -
 Foreign exchange net gains (losses)     (263,523)      170,315      (130,419)
 Other income                             455,938       103,878       152,776
 Minority interest in income
  of subsidiary                          (103,022)     (753,599)     (137,983)
                                     ------------  ------------  ------------
   Total Other Income (Expense)        (8,974,925)   (2,549,108)       12,573
                                     ------------  ------------  ------------
Loss Before Income Taxes              (47,017,043)  (28,946,667)  (11,024,180)

Provision for Income Taxes              2,528,279             -             -
                                     ------------  ------------  ------------
Net Loss                              (49,545,322)  (28,946,667)  (11,024,180)

Preferred Dividends                       139,932     1,442,345     2,861,301
                                     ------------  ------------  ------------
Loss Applicable to Common Shares     $(49,685,254) $(30,389,012) $(13,885,481)
                                     ============  ============  ============
Basic and Diluted Loss Per
 Common Share                        $      (0.47) $      (0.36) $      (0.22)
                                     ============  ============  ============
Weighted Average Number of Common
 Shares Used In Per Share
 Calculation                          106,145,361    83,368,053    64,129,062
                                     ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                F-4



                       EUROGAS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                               Preferred Stock           Common Stock         Additional       Other        Total
                            -----------------------  ----------------------    Paid-in     Accumulated Comprehensive Stockholders'
                              Shares      Amount       Shares       Amount      Capital       Deficit        Loss        Equity
                            ----------  -----------  -----------  ---------  ------------  ------------  ----------  ------------
Balance - December 31, 1997  2,392,228  $   350,479   62,283,934  $  62,284  $ 61,311,258  $(32,197,306) $  (14,749) $ 29,511,966

Net loss                             -            -            -          -             -   (11,024,180)          -   (11,024,180)
Net change in unrealized
 losses on available for
 sale securities                     -            -            -          -             -             -    (379,266)     (379,266)
Translation adjustments              -            -            -          -             -             -    (442,929)     (442,929)
                                                                                                          ----------
Comprehensive loss                                                                                       (11,846,375)
Dividends on preferred shares        -            -            -          -             -    (2,861,301)          -    (2,861,301)
Issuance of 1998 Series
 preferred stock for cash,
 net of $1,275,005 offering
 costs                          17,000   15,668,875       50,000         50        56,070             -           -    15,724,995
1998 Series preferred stock
 beneficial conversion
 feature                             -            -            -          -     2,550,000             -           -     2,550,000
Conversion of 1998 Series
 preferred stock and accrued
 dividends                     (15,500) (14,286,327)   8,860,196      8,860    14,442,474             -           -       165,007
Issuance for financing and
 other services                      -            -       60,500         61       226,064             -           -       226,125
Exercise of stock options
 for cash                            -            -      100,000        100       149,900             -           -       150,000
Issuance of stock and
 warrants for oil and gas
 property interests                  -            -    4,900,000      4,900    14,097,562             -           -    14,102,462
                            ----------  -----------  -----------  ---------  ------------  ------------  ----------  ------------
Balance - December 31, 1998  2,393,728    1,733,027   76,254,630     76,255    92,833,328   (46,082,787)   (836,944)   47,722,879
                                                                                                                      ------------
Net loss                             -            -            -          -             -   (28,946,667)          -   (28,946,667)
Net change in unrealized
 losses on securities
 available for sale                  -            -            -          -             -             -  (2,360,980)   (2,360,980)
Reclassification adjustment
 for realized losses on
 securities included in
 net loss                            -            -            -          -             -             -   1,671,393     1,671,393
Translation adjustments              -            -            -          -             -             -  (2,339,410)   (2,339,410)
                                                                                                                     ------------
Comprehensive loss                                                                                                    (31,975,664)
                                                                                                                      ------------
Dividends on preferred shares        -            -            -          -             -    (1,442,345)          -    (1,442,345)
Issuance of 1998 Series
 preferred stock, net of
 $487,500 issuance costs         6,500    6,012,500            -          -             -             -           -     6,012,500
1998 Series preferred
 shares beneficial conversion
 feature                             -            -            -          -       901,875             -           -       901,875
Conversion of 1998 Series
 preferred stock and accrued
 dividends                      (8,000)  (7,395,048)  10,576,208     10,576     7,423,973             -           -        39,501
Issuance of Series C
 preferred stock, net of
 $148,530 issuance costs         1,800    1,651,470            -          -             -             -           -     1,651,470
Series C preferred shares
 beneficial conversion
 feature                             -            -            -          -       360,000             -           -       360,000
Compensation related to
 grant of stock options              -            -            -          -       487,553             -           -       487,553
Issuance as payment of
 interest                            -            -        5,000          5        25,445             -           -        25,450
                            ----------  -----------  -----------  ---------  ------------  ------------  -----------  ------------
Balance - December 31, 1999  2,394,028  $ 2,001,949   86,835,838  $  86,836  $102,032,174  $(76,471,799) $(3,865,941) $ 23,783,219
                            ==========  ===========  ===========  =========  ============  ============  ===========  ============
                                                                                                                       (Continued)

                       EUROGAS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (CONTINUED)

                                                                                            Accumulated
                               Preferred Stock           Common Stock         Additional       Other        Total
                            -----------------------  ---------------------    Paid-in     Accumulated Comprehensive Stockholders'
                              Shares      Amount       Shares      Amount      Capital       Deficit        Loss        Equity
                            ----------  -----------  -----------  --------  ------------  -------------  -----------  ------------
Balance - December 31, 1999  2,394,028  $ 2,001,949   86,835,838  $ 86,836  $102,032,174  $ (76,471,799) $(3,865,941) $ 23,783,219
                                                                                                                      ------------
Net loss                             -            -            -         -             -    (49,545,322)           -   (49,545,322)
Net change in unrealized
 losses on securities
 available for sale                  -            -            -         -             -              -     (179,136)     (179,136)
Reclassification adjustment
 on unrealized loss on
 securities-available-for
 -sale                               -            -            -         -             -              -    1,248,073     1,248,073
Translation adjustments              -            -            -         -             -              -     (869,045)     (869,045)
                                                                                                                      ------------
Comprehensive loss                                                                                                     (49,345,430)
                                                                                                                      ------------
Dividends on preferred shares        -            -            -         -             -       (139,932)           -      (139,932)
Conversion of Series C
 preferred stock and accrued
 dividends                      (1,800)  (1,651,470)   5,329,713     5,330     1,667,739              -            -        21,599
Issuance for cash, net of
 $169,500 offering costs             -            -    9,400,000     9,400     2,195,600              -            -     2,205,000
Issuance of common shares
 and 3,000,000 options under
 settlement agreement with
 FCDC                                -            -    3,700,000     3,700    11,609,300              -            -    11,613,000
Issuance for settlement
 agreements                          -            -    1,842,983     1,843     1,031,671              -            -     1,033,514
Issuance for settlement of
 accrued liabilities                 -            -      832,760       833       290,633              -            -       291,466
Issuance for assumption of
 lending commitment                  -            -      500,000       500       364,500              -            -       365,000
Warrants and beneficial
 conversion feature issued
 with notes payable, net
 of $360,212 offering costs          -            -            -         -     2,669,567              -            -     2,669,567
Warrants issued in
 connection with default
 on notes payable                    -            -            -         -     2,639,038              -            -     2,639,038
Beneficial conversion feature
 of notes payable                    -            -            -         -       918,000              -            -       918,000
Conversion of $1,173,896 of
 notes payable to related
  parties and $502,871 of
 accrued interest                    -           -     3,891,954     3,892     1,672,875              -            -     1,676,767
Conversion of notes
 payable                             -           -    14,331,540    14,331     5,001,705              -            -     5,016,036
Issuance for services                -           -       331,672       332       108,164              -            -       108,496
                            ----------  ----------  ------------  --------  ------------  -------------  -----------  ------------
Balance - December 31, 2000  2,392,228  $  350,479   126,996,460  $126,997  $132,200,966  $(126,157,053) $(3,666,049) $  2,855,340
                            ==========  ==========  ============  ========  ============  =============  ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.
                                F-6

                    EUROGAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended December 31,
                                       -----------------------------------------
                                          2000          1999          1998
                                       ------------  -------------  ------------
Cash Flows From Operating Activities
 Net loss                              $(49,545,322)  $(28,946,667) $(11,024,180)
 Adjustments to reconcile net
  loss to cash provided by operating
  activities:
   Depreciation depletion and
    amortization                          2,023,425      1,810,176       293,955
   Impairment of mineral interests
    and equipment                        26,783,790      7,217,426     3,512,792
   Minority interest in income
    of subsidiary                           103,022        753,599       137,983
   Bad debt allowance provided
    against note receivable                 500,000              -             -
   Interest expense related to grant
    of warrants and beneficial
    conversions features                  6,027,939              -             -
   Interest paid by issuance
    of common shares                      1,095,811         25,450             -
   Amortization of discount on
    notes payable                            12,992         39,074             -
   Expenses paid by issuance of
    notes payable to shareholder            986,376              -             -
   Common shares issued for services        108,496              -       226,125
   Shares issued for relief of
    funding obligation                      365,000              -             -
   Compensation paid by reduction
    of note receivable                            -        200,000             -
   Compensation from stock options                -        487,553             -
   Loss on sale and decline in
    securities available for sale         2,029,916      1,671,393             -
   Exchange (gain) loss                     263,523      (170,315)       130,419
 Changes in assets and liabilities,
  net of acquisitions:
   Trade receivables                     (1,807,820)      (68,235)       (72,121)
   Other receivables                       (509,786)     (238,945)       549,973
   Other current assets                      (7,624)     (125,475)      (337,723)
   Accounts payable                       2,416,965       669,777       (751,640)
   Accrued liabilities                    3,625,045       346,193       (812,107)
   Deferred income taxes                  2,442,081             -              -
   Accrued settlement obligations         6,010,727    12,527,000              -
   Other                                          -             -       (115,783)
                                       -------------  -----------  -------------
    Net Cash Provided by Used in
     Operating Activities                 2,924,556    (3,801,996)    (8,262,307)
                                       -------------  -----------  -------------
Cash Flows From Investing Activities
 Purchases of mineral interests,
  property and equipment                 (8,708,816)   (7,004,275)    (9,291,719)
 Drilling advances                         (324,142)            -              -
 Proceeds from sale of interest in
  gas property and equipment              2,661,707       207,509              -
 Acquisition of subsidiaries, net
  of cash acquired                                -             -     (2,159,363)
 Net change in deposits and
  long-term prepayments                           -       408,391       (168,575)
 Investment in securities available
  -for-sale                                       -    (1,656,434)     1,467,754)
 Proceeds from sale of securities
  available-for-sale                              -        66,858              -
 Expenditure for other investments       (1,300,000)     (358,857)             -
 Payments for notes receivable                    -      (600,000)      (500,000)
                                       ------------   -----------  -------------
    Net Cash Used In Investing
     Activities                          (7,671,251)   (8,936,808)   (13,587,411)
                                       -------------  -----------  -------------
Cash Flows From Financing Activities
 Proceeds from issuance of common
  shares, net of offering costs            2,400,000            -        150,000
 Proceeds from issuance of notes
  payable to related parties                 456,749            -              -
 Principal payments on notes payable
  to related parties                         (65,974)    (218,355)      (999,439)
 Proceeds from issuance of notes
  payable to related parties               1,591,336       57,506              -
 Principal payments on notes payable               -     (981,611)    (3,192,109)
 Proceeds from issuance of preferred
  shares, net of offering costs                    -    7,663,970     15,724,995
 Dividends paid on preferred shares                -            -       (260,139)
 Proceeds from issuance of common
  shares by subsidiary                             -            -        592,568
                                       -------------  -----------  -------------
    Net Cash Provided By
     Financing Activities                  4,382,111    6,521,510     12,015,876
                                       -------------  -----------  -------------
Effect of Exchange Rate Changes
 on Cash                                     (80,109)    (225,075)        75,685
                                       -------------  -----------  -------------
Net Decrease in Cash                        (444,693)  (6,442,369)    (9,758,157)

Cash at Beginning of Year                  1,047,141    7,489,510     17,247,667
                                       -------------  -----------  -------------
Cash at End of Year                    $     602,448  $ 1,047,141  $   7,489,510
                                       =============  ===========  =============

The accompanying notes are an integral part of these consolidated financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                           For the Years Ended December 31,
                                       ----------------------------------------
                                          2000          1999          1998
                                       ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
  Cash paid for interest               $    146,222  $    376,700  $    485,157
		                           ============  ============  ============
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Common shares and stock options
  issued to acquire property           $          -  $          -  $ 14,102,462
 Common shares issued upon conversion
  of notes payable, accrued liabilities
  and accrued interest                    4,654,522        25,450             -
Common shares issued as payment of
 preferred dividends                         21,599        39,502       165,008
Common shares issued in satisfaction
 of accrued liabilities                     391,466             -             -
Common shares and warrants issued in
 satisfaction of accrued settlement
 obligations				      12,351,514            -             -
Beneficial conversion feature granted
 in connection with preferred shares              -     1,261,875     2,550,000
Note receivable assigned in
 satisfaction of note payable                     -       600,000             -

Cash paid in connection with
 business acquisitions:
  Fair value of assets acquired                                    $ 11,923,200
  Excess property cost over fair value                                3,512,792
  Liabilities assumed and incurred                                   (7,484,675)
  Obligation to sellers                                                       -
  Minority interest recognized                                       (2,112,348)
  Common shares issued                                                        -
  Stock options granted                                                       -
                                                                    -----------
    Cash paid                                                         5,838,969
 Less cash acquired                                                  (3,679,606)
                                                                    -----------
    Net Cash Paid                                                   $ 2,159,363
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

             EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company") are engaged primarily in the evaluation, acquisition, exploration and disposition of mineral interests, and rights to exploit oil, natural gas, coal bed methane gas, talc, and other minerals. EuroGas has also begun efforts to participate in the development of co-generation (power and heat) projects. EuroGas is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. During 1998, EuroGas acquired a controlling interest in Big Horn Resources Ltd., an exploration and production company operating in Western Canada. EuroGas has an interest in a joint venture to reclaim a natural gas field in Western Canada. EuroGas holds and is developing properties in Eastern Europe including coal bed methane gas properties in Poland, proved natural gas properties and unproved oil and gas concessions in Slovakia, unproved natural gas properties in Eastern Russia and an interest in a talc deposit in Slovakia. EuroGas has entered into and is in the process of entering into joint ventures in the Ukraine to explore for and develop oil, natural gas and coal bed methane gas with various Ukrainian State and private companies.

Business Condition-Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $76,471,799 since their inception in 1995 through December 31, 1999. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 1999. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive working capital and stockholders' equity at December 31, 1998 and had positive stockholders' equity at December 31, 1999, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation-The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries and EuroGas' share of properties held through joint ventures from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Pro Forma Balance Sheet - On February 22, 2001, EuroGas announced its intention to sell up to 8,000,000 of its 14,100,000 common shares of Big Horn Resources Ltd. ("Big Horn"). From February 28, 2001 through March 16, 2001, EuroGas sold 2,140,500 shares of Big Horn for $1,087,600. As a result of the sale, EuroGas' interest in common stock of Big Horn was reduced from 50.1% to 42.5% and will result in the investment in Big Horn being accounted for by the equity method rather that on a consolidated basis as presented herein. The accompanying unaudited pro forma balance sheet has been prepared to present the financial condition of EuroGas, Inc. and subsidiaries as though the sale of 2,140,500 Big Horn common shares had occurred on December 31, 2000. The pro forma balance sheet has been prepared for illustrative purposes only and does not purport to represent what the Company's financial position actually would have been had the sale of Big Horn common shares occurred on December 31, 2000.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Mineral Interests in Properties - The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized on a country by country basis. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Proceeds from disposal of properties are applied as a reduction of cost without recognition of a gain or loss except where such disposal would result in a major change in the depletion rate. Capitalized costs are categorized either as being subject to amortization or not subject to amortization. The cost of properties not subject to amortization are assessed periodically and any resulting provision for impairment which may be required is charged to operations. The assessment for impairment is based upon estimated fair value of the properties. Fair value is determined based upon estimated future discounted net cash flows.

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

Other Property and Equipment-Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized. Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives, as follows: buildings- 40 years and equipment-3 to 5 years. Upon retirement, sale, or other disposition of other property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for each of the three years in the period ended December 31, 2000, was $117,875, $238,658 and $78,765.

Political Risk -EuroGas has mineral interest property and interests in Eastern Europe and Eastern Russia which are subject to political instability, changes in governments, unilateral renegotiation of concessions and contracts, nationalization, foreign exchange restrictions, or other uncertainties.

Financial Instruments -EuroGas considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The amounts reported as cash and cash equivalents, investment in securities available-for-sale, trade and other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows. The amounts reported as investment in securities available-for-sale are based upon quoted market prices. The cost of securities sold is based on the average purchase price per share.

EuroGas had cash in foreign banks at December 31, 2000 in excess of $562,282 which cash is not insured by the U.S. Federal Deposit Insurance Corporation. Included in that amount is cash held in Polish banks in the amount of approximately $300,000 for which EuroGas would incur certain taxes if the cash were transferred out of Poland.

Derivative Financial Instruments - EuroGas and its international subsidiaries occasionally incur obligations payable in currencies other than their functional currencies. This subjects EuroGas to the risks associated with fluctuations in foreign currency exchange rates. EuroGas does not reduce this risk by utilizing hedging. The amount of risk is not material to EuroGas' financial position or results of operations.

Loss Per Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. In the present position, diluted loss per share is the same as basic loss per share because 50,074,794, 19,079,713 and 17,004,647 potentially issuable common shares at December 31, 2000, 1999 and 1998, respectively, would have decreased the loss per share and have been excluded from the calculation.

Foreign Currency Translation - The functional currencies of the subsidiaries operating in Poland and Slovakia are the local currencies. The effect of changes in exchange rates with respect to those subsidiaries is recognized as a separate component of comprehensive loss Where the functional currencies of foreign subsidiaries is the U.S. dollar, financial statements of the foreign subsidiaries are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries are reflected in the results of operations. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

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

Stock-Based Compensation-Prior to 1999, EuroGas accounted for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted. Since January 1, 1998, EuroGas has accounted for stock options granted to employees based on the intrinsic value of the options on the date granted and has accounted for options granted to consultants and other non-employees based on the fair value of the options as required by FAS 123.

New Accounting Standards-In June 1999, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No.133 was issued and establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 was adopted on January 1, 2000 and did not had a material impact on the financial condition or results of operations of EuroGas.

NOTE 2 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - During the first quarter of 1998, EuroGas acquired 933,333 units of United Gunn Resources, Ltd. (each unit consisting of one share of common stock and one warrant) through a private placement subscription agreement for $962,398. United Gunn Resources, Ltd. holds an approximate 12% working interest in the Beaver River Project. Through December 31, 1998, EuroGas acquired an additional 613,500 shares of United Gunn through market purchases at a cost of $491,460. Through the purchase of equity securities, EuroGas held approximately 9% of the outstanding United Gunn shares at December 31, 1998. The United Gunn Resources, Ltd. shares have been accounted for as investment in securities available-for-sale and are carried at market value.

During the year ended December 31, 2000, management determined that there had been an other-than-temporary decline in the fair value of the Company's investment in shares available-for-sale of United Gunn. Accordingly, during the fourth quarter of 2000, EuroGas recognized a $1,248,073 impairment of the investments.

During the year ended December 31, 2000, EuroGas recorded an unrealized gain of $84 on its other securities available-for-sale. Investment in securities available-for-sale consisted of the following at December 31:


                                   F-11


                                       2000      1999         1998
                                    --------  ----------   ----------
          Cost                      $137,864  $1,385,937   $1,467,754
          Gross unrealized gains
            (losses)                      84  (1,068,853)    (379,266)
                                    --------  ----------   ----------

          Estimated fair value      $137,948  $  317,084   $1,088,488
                                    ========  ==========   ==========

EuroGas sold 139,000 shares of United Gunn during the year ended
December 31, 1999, for $100,557 which resulted in a realized loss of $71,801. The cost of securities sold was determined by the average cost method.

Investment in Other Equity Securities at Cost - EuroGas paid a deposit of $300,000 towards a potential acquisition of an interest in a Russian oil and gas company owned by Teton Petroleum Company ("Teton"), made loans to Teton in the amount of $1,000,000. During October 2000, EuroGas and Teton terminated their merger agreement EuroGas received 2,700,000 shares of Teton common stock in consideration of their advances to Teton under the termination agreement. Since there is no regular and active market for the Teton common stock and the fair value was not readily determinable it was recorded at its historical cost of $1,300,000 as a long term investment. During December 2000, management evaluated the investment and determined it to be impaired and recorded an impairment charge of $781,843 against the Teton stock. The investment in Teton stock is carried at its new historical cost of $518,157.

Equity securities purchased during 1999 were recorded at cost because their resale was restricted and their fair value was not readily determinable. The investments consisted of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies.

During the third quarter of 1999, EuroGas determined not to further invest in the two companies. The value of the underlying common shares to the preferred stock had dropped substantially, and management determined there had been an other-than-temporary decline in the fair value of both investments. Accordingly, during the third quarter, EuroGas recognized a $1,600,000 impairment of the investments.

NOTE 3 - ACCOUNTS AND NOTES RECEIVABLE

During 1999, the Company executed a promissory note in the amount of $600,000 to an independent third party. During the fourth quarter of 1999 this note was assigned in satisfaction of notes payable.

On October 28, 1998, EuroGas executed a promissory note in the amount of $500,000 to an independent third party. Terms of the note dictate that interest accrues at7.5%. The balance was due on May 28, 1999. During the second quarter of 2000 EuroGas determined that the note receivable was unrecoverable. Accordingly, the Company provided an allowance against the note and recorded a bad debt charge of $500,000 to its operations for the year ended December 31, 2000.

On December 7, 1998, a wholly-owned subsidiary of EuroGas executed a promissory note with an officer and member of management in the amount of $200,000. During March 1999, the note was forgiven in exchange for services performed by the director. The Company recognized $200,000 as consulting expense related to this transaction.

NOTE 4 - MINERAL INTERESTS IN PROPERTIES

Acquisition of Big Horn Resources, Ltd. - Effective October 5, 1998, EuroGas acquired slightly more than a 50% interest in Big Horn Resources Ltd. ("Big Horn"), an oil and gas exploration and production company operating in Western Canada. EuroGas acquired the majority interest by cash payments of $4,723,498 on October 17, 1998, by executing promissory notes effective October 1998, in the aggregate amount of $1,840,224, and by EuroGas' cancellation of a note receivable from Big Horn shareholders in the amount of $1,100,000. These payments, and the face amount of the notes, were discounted $70,238 to October 5, 1998 using a 10% discount rate.


The acquisition was accounted for under the purchase method of accounting. The total purchase price of $7,593,484 was determined based upon the fair value of the consideration paid. The purchase price was allocated to the acquired net assets of Big Horn based upon their fair values on the effective date of the acquisition. The fair value of the acquired properties was based upon a reserve report prepared by independent petroleum engineers. The purchase price exceeded the fair value of the net assets acquired by $3,512,792 which was recognized as a non-recurring impairment expense at the date of the acquisition. The operations of Big Horn have been included in the consolidated results of operations of EuroGas since acquisition.

Summary unaudited pro forma results of operations for the year ended December 31, 1998, assuming the acquisition of Big Horn had occurred on January 1, 1998, excluding non-recurring items, are as follows:

     Revenues                              $2,138,415
     Net loss                              (7,528,473)
     Net loss applicable to common shares (10,389,774)
     Net loss per common share                  (0.16)

Acquisition of Beaver River Project-In March 1998, EuroGas exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 common shares which were valued at $3.16 per share. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization. EuroGas retains the right to purchase back 1,900,000 of the 2,400,000 common shares issued any time prior to April 15, 1999 by returning the carried interest if EuroGas determines that the results produced do not warrant the continued holding of the carried interest.

Acquisition of Oil Refinery-During 1999, EuroGas made a $358,857 payment towards the purchase of a 40% interest in an operating oil refinery in Slovenia. Upon governmental approval, EuroGas will be obligated to make an additional investment of approximately $500,000 for the interest.

Trebisov Property - A dispute arose with the joint venture partner on the Trebisov property in Slovalia, Nafta Gbely a.s. ("Nafta").
EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. EuroGas has received indications the Slovak government may seek to resolve the dispute. Recently, the government completed its nationalization of Nafta. Although discussions are scheduled between EuroGas and Nafta, resolution of this matter is not assured.

Acquisition and Disposition of Maseva Gas s.r.o. - During October 1998, EuroGas acquired a 90% interest in Maseva Gas s.r.o. ("Maseva"), a Slovak company, from Belmont Resources Inc. ("Belmont"). Meseva holds a 850 square kilometer concession to explore for oil and natural gas. The concession is adjacent to the southern boarder of the Trebisov concession held by EuroGas through the Nafta/Danube joint venture in Slovakia. EuroGas purchased Maseva by issuing 2,500,000 common shares and warrants to purchase an additional 2,500,000 shares at $2.50 per share within two years. The purchase price was $6,527,462 based upon the $2.00 per share quoted market value of the EuroGas common shares issued, and the fair value of the warrants on the acquisition date. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 63.2%, risk-free interest rate of 5.0% and an expected life of 2 years. The unproved oil and gas concession is the primary asset acquired. Maseva had no operations prior to the acquisition. The acquisition was considered to be the purchase of properties and the cost of the acquisition was allocated to oil and gas properties not subject to amortization.

On June 14, 2000, EuroGas agreed to transfer its 90% interest in Meseva back to Belmont as explained below. EuroGas and Belmont are related parties as a result of a common individual serving on the board of directors of both companies. Although the transfer of Meseva back to Belmont was not an arms-length transaction, it resulted in the recognition of a loss on the disposition of $6,527,462.

Acquisition of Talc Mineral Interest - During 1998, EuroGas acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, EuroGas determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of EuroGas in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, EuroGas reimbursed Oxbridge Ltd. for their payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment.

On June 14, 2000, EuroGas agreed to transfer its 90% interest in Meseva back to Belmont, a related party as explained above, and to modify the warrants to purchase 2,500,000 common shares held by Belmont to reduce the exercise price from $2.50 to $0.82 per share and to extend their expiration date from October 8, 2000 to June 14, 2002. In exchange, Belmont agreed to provide $1,000,000 of debt financing to Rozmin s.r.o. and Belmont agreed to waive its right of first refusal to acquire the shares in Rima Muran s.r.o. from EuroGas. The modification to the options increased their fair value by $1,246,718. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%; expected dividend yield of 0%; volatility of 110% and an expected life of 2.0 years. The modification to the warrants was accounted for as a prepaid financing fee. Belmont did not provide the $1,000,000 financing as required under the related agreement. EuroGas did not pursue its rights to require Belmont to meet its obligation and, therefore, charged the prepaid financing fee to interest expense during 2000.

On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont in exchange for EuroGas issuing 12,000,000 common shares. EuroGas agreed to register the common shares issued. EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, EuroGas has agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont.

EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty to Belmont. In connection with the purchase, Rozmin s.r.o. granted a royalty to Belmont a two percent royalty on the gross revenues from any talc sold. EuroGas agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002, and if not in commercial production within one year, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc. board of directors for not less than one year.

In connection with the acquisition, EuroGas further modified the options held by Belmont for the purchase of 2,500,000 common shares at $0.82 per share to being exercisable at $0.40 per share. The modification to the options increased their fair value on January 4, 2001, the date modified, by $143,560. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.0%; expected dividend yield of 0%; volatility of 111% and an expected life of 1.5 years. The purchase of the additional 57% interest in Rozmin s.r.o. will be recorded at $3,807,560 during the first quarter 2001, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options and the cash to be paid. If additional common shares are issued in the future under the guarantee of the future market value of the Company's common shares, no additional cost will be recognized.

EuroGas acquired the original 24% mineral interest through the acquisition of a 53% interest in RimaMuran s.r.o. whose principal asset is the 24% investment in Rozmin s.r.o. RimaMuran s.r.o. has an obligation to fund 33% to 39% of the projected $12,000,000 capital cost requirements over the next year. RimaMuran s.r.o. does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by EuroGas. In addition, EuroGas has the obligation to provide 57% of the capital cost requirements as a result of the purchase of the 57% interest from Belmont in March 2001.

Acquisition of Majority Interest in Envigeo Trade s.r.o.-During September 1998, EuroGas acquired a 51% interest in Envigeo Trade s.r.o. ("Envigeo"), a private Slovakian company which owns a 2,300 square kilometer oil and gas concession in Northeast Slovakia. The concession expires in August 2001. EuroGas paid $500,000 at the date of the acquisition, and the balance of $1,000,000 during November 1998. The unproved oil and gas concession is the primary asset acquired and Envigeo has had no operations of any significance. The acquisition is considered to be the purchase of properties. Accordingly, pro forma amounts are not presented. The cost of the acquisition was allocated to oil and gas properties not subject to amortization. To date, EuroGas has invested $1,620,000 in the Envigeo properties.

South Wales Drilling Program - During January 2000, EuroGas entered into an agreement with Slovgold GmbH, a related party, to conduct a six-well pilot program in South Wales to test for coal methane gas. Under the terms of the agreement, EuroGas agreed to pay the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flows from the development until payout of the amount EuroGas invests. EuroGas' interest would then be reduced to 25%. Slovgold GmbH is owned by a shareholder and director of EuroGas. During December 2000, EuroGas and Slovgold GmbH abandoned the program with no further obligation to EuroGas.

Impairment of Properties -The Company periodically assesses the capitalized costs of properties for impairment based on estimated future discounted net cash flows. As a result of the assessments, impairment loss of $3,512,792 was recognized during 1998 relating to properties held by Big Horn in Canada, $6,775,114 was recognized during 1999 relating to properties held by Pol-Tex Methane in Poland, and the following losses were recognized during 2000: Trebisov property in Slovakia - $7,306,943, Mesava property in Slovakia - $6,558,230, Beaver River property in Canada - $3,937,500, Ukraine properties - $1,200,310, TAKT properties in Russia - $7,701,362, and other - $79,445.

Amortization of Mineral Interest Properties - Prior to 1998, EuroGas had no property subject to amortization. Through the acquisition of Big Horn, EuroGas acquired properties with both proved and unproved reserves. Certain of the Big Horn reserves are in production and are being amortized. In addition to the Canadian property, the extent of reserves relating to Company's interests in the Slovak Trebisov oil and gas properties was established in May 1998 when an independent reserve report relating to those properties was obtained and which reported proved reserves of oil and gas. Accordingly, the cost of those properties were reclassified in 1998 as oil and gas properties subject to amortization. The wells drilled on the property have been completed; however, a gas gathering system is yet to be constructed. During 2000, those properties were reclassified to properties not subject to amortization and impaired as explained above.

The following is a summary of changes to oil and gas properties:

                                        2000             1999             1998
                                    ------------      ------------     -----------
Properties Subject to Amortization
  Cost at beginning of year         $ 21,553,571      $ 18,064,186     $         -
  Net reclassification from (to)
    properties not subject to
    amortization                      (1,560,841)          333,465       8,333,863
  Acquisition costs                      154,842         1,752,245       8,784,050
  Exploration and development
    costs                              6,518,896         2,830,308       4,459,065
  Proceeds from sale of property      (2,357,901)         (167,371)              -
  Less ceiling test and valuation
    adjustments                       (7,306,943)                -      (3,512,792)
  Translation adjustments               (501,642)       (1,259,262)              -
                                   -------------      ------------     -----------
  Cost at end of year                 16,499,982        21,553,571      18,064,186
  Less depreciation, depletion
    and amortization                  (3,619,329)       (1,817,371)       (220,600)
                                   -------------      ------------     -----------
  Net Properties Subject to
     Amortization                  $  12,880,653      $ 19,736,200     $17,843,586
                                   =============      ============     ===========

Properties Not Subject To
 Amortization Cost at
 beginning of year                 $  26,862,072      $ 32,763,353     $ 22,723,660
  Acquisition costs                    1,593,776         1,259,696       17,804,072
  Exploration costs                      139,722         1,327,737          573,569
  Net reclassification from
   (to) properties subject
   to amortization                     1,560,841          (333,465)      (8,333,863)
  Proceeds from sale of property        (303,684)          (53,232)               -
  Less accumulated valuation
   And adjustments                   (19,476,847)       (6,775,114)               -
   Translation adjustment               (914,841)       (1,326,903)          (4,085)
                                  --------------      ------------     ------------
  Net Property Not Subject
    to Amortization               $    9,461,039     $  26,862,072     $ 32,763,353
                                  ==============     =============     ============
Talc Mineral Property
  Cost at beginning of year       $      755,539     $     709,570     $          -
  Property costs                               -            45,969                -
  Acquisition costs                    1,460,769                 -          709,570
                                  --------------     -------------     ------------
  Net Other Mineral Interest
    Property                      $    2,216,308     $     755,539     $    709,570
                                  ==============     =============     ============

NOTE 5 - FURNITURE AND OFFICE EQUIPMENT

Other property and equipment consisted of the following at December:


                                        2000             1999             1998
                                    ------------      ------------     -----------
  Buildings                         $          -      $          -     $    19,571
  Equipment                            1,006,517         1,052,098         560,446
                                    ------------      ------------     -----------
                                       1,006,517        1,052,098          580,017
  Less:  Accumulated depreciation       (359,728)        (243,015)         (86,454)
                                    ------------      -----------      -----------
  Net Other Property and Equipment  $    646,789      $   809,083      $   493,563
                                    ============      ===========      ===========

NOTE 6 - GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment and other non-current assets were located in the following geographic areas at December 31:



                                        2000             1999             1998
                                    ------------      ------------     -----------

  Canada                           $  18,861,163      $ 20,039,572     $ 15,995,000
  Europe and Russia                    6,702,483        28,571,995       36,025,164
                                   -------------      ------------     ------------
  Total Property and Equipment
    and Other Assets               $ 25,563,646       $ 48,611,567     $ 52,020,164
                                   ============       ============     ============

Sales and net loss were in the following geographic areas during the years ended December 31:


                                        2000             1999             1998
                                    ------------      ------------     ------------


Oil and Gas Sales -  Canada         $  6,395,037      $  4,973,508     $    879,404
                                    ============      ============     ============

Net Loss
  United States (Corporate)         $          -      $(17,687,833)    $ (2,625,306)
  Canada                              (3,833,909)          757,781       (3,362,517)
  Europe and Russia                  (45,711,413)      (12,016,615)      (5,036,357)
                                   -------------     -------------     ------------

  Net Loss                         $ (49,545,322)    $ (28,946,667)    $(11,024,180)
                                   =============     =============     =============

NOTE 7 - ACCRUED SETTLEMENT OBLIGATIONS

FCDC Settlement Agreement and Contingently Issuable Common Shares - On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd., an Ireland Corporation ("FCDC") in the amount of $19,773,113. On June 16, 2000, EuroGas entered into a memorandum of understanding with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, EuroGas agreed to do the following:

          .    issue to FCDC 3,700,000 common shares,
          .    grant FCDC options to purchase 3,000,000 common shares
               at an exercise price of $0.65 per share during the 30 day period commencing June 30, 2001,
          .    guarantee that the market price of the common shares issuable upon exercise of the options would be $3.00 per share on the date of exercise by compensating FCDC in cash or common shares in an amount equal to the difference between $3.00 and the market price,
          .    guarantee that the common shares  issuable upon exercise of the options will retain a value of $3.00 per share throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or common shares, with respect to the 400,000 shares FCDC is permitted to sell during every month, in an amount equal to the difference between $3.00 per share and 90% of the highest quoted market price per share during each month,
          .    cause EuroGas GmbH, a wholly-owned, Austrian subsidiary of
               EuroGas, to back up the guarantee by pledging its stock in Rima
               Muran s.r.o., which indirectly held, at the time of the agreement, a 24% interest in a talc deposit in Slovakia,


          . nominate a designee of FCDC to serve on the board of directors of EuroGas,
          .     register for resale all of the common shares issued to FCDC pursuant to the settlement agreement.

Pursuant to the memorandum of understanding, the Company issued to FCDC 3,700,000 common shares and options to purchase 3,000,000 common shares exercisable at $0.65 per share from June 30, 2001 through July 29, 2001. The Company obtained effectiveness of a registration statement in September 2000 relating to the resale by FCDC of the common shares issued and the common shares underlying the options granted.

Under the guarantee, unless the market value of the 3,000,000 shares issuable upon exercise of the options at least equals $3.00 per share during the period from June 30, 2001 until the common shares underlying the option and any additional common shares issued under the guarantee are deemed sold, the Company is required to transfer cash or issue additional common shares sufficient to make the current value of the total consideration FCDC receives equal to $9,000,000, or $3.00 per share. The $9,000,000 guaranteed value less the $1,944,000 ($0.65 per share) exercise price has been added to the $2,997,000 ($0.81 per share) market value of the 3,700,000 common shares issued on the date of the agreement, which totaled $10,053,000 and was the amount recorded for the issuance of the 3,700,000 common shares. If additional common shares are issued in the future under the guarantee, no additional expense will be recognized.

On the date of the settlement agreement, the 3,000,000 options to be issued were valued at $1,560,000, or $0.52 per option, utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.4%; expected dividend yield of 0%; volatility of 155% and an expected life of 1.1 years. The amount to be settled by issuance of the common shares (including the guarantee), the options and $400,000 of settlement costs was recognized as an accrued settlement obligation and a litigation settlement expense of $11,527,000 related to the settlement agreement during the year ended December 31, 1999 and an additional expense from revision of the estimated value of the contingently issuable common shares of $486,000 during the year ended December 31, 2000. During 2000, the $11,613,000 accrued settlement obligation was paid by issuing 3,700,000 common shares and issuing options to purchase 3,000,000 common shares. No additional common shares have been issued but it is likely that a substantial number of common shares will need to be issued under the guarantee.

MeKenzie Bankruptcy Claim and Proposed Settlement - A bankruptcy trustee appointed in the McKenzie Methane Corporation Bankruptcy (the "McKenzie Estate") and its shareholders' bankruptcy cases (the "Trustee") (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex Methane, a Polish corporation) has asserted a claim to the proceeds that EuroGas was to have received from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex Methane gas concession in Poland, which agreement was subsequently terminated. The Trustee's claim was apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of Globegas (which indirectly controlled the Pol-Tex Methane concession) from persons who were acting as nominees for the McKenzie Estate, or in fact may be operating as a nominee for the McKenzie Estate, and therefore, the creditors of the McKenzie Estate are the true owners of the proceeds received or to have been received from the exploration and development of the Pol-Tex Methane concession. EuroGas believed that the claim was without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the Trustee has no jurisdiction over Pol-Tex Methane or its interests held in Poland, that EuroGas paid substantial consideration for Globegas, and that there is no evidence that the creditors invested any money in the Pol-Tex Methane concession.

In July 1999, the Trustee filed another suit in the same bankruptcy cases seeking damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee which allowed the Texaco agreement to proceed. EuroGas disputed the allegations and filed a motion to dismiss or alternately, to abate this suit. In October 1999, the Trustee filed a motion seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action included claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, that motion was approved by the Bankruptcy Court. This suit was administratively consolidated with the above claims.

During October 2000, the Company entered into a mediation settlement agreement with the Trustee to resolve all related disputes and issues. Under the terms of the agreement, the Company agreed to pay $1,500,000 by December 31, 2000, execute a promissory note for $1,500,000 payable to the Trustee, bearing an interest rate of 8% per annum and maturing on December 31, 2002, issue 2,000,000 common shares to the Trustee, issue 2,800,000 warrants to the Trustee with an exercise price of $0.405 per share and expiring in October 2002, and indemnify the Trustee against any claims filed by Bertil Nordling in the McKenzie Estate bankruptcy cases. The Company agreed to file, for the benefit of the Trustee, a registration statement by January 15, 2001for the registration of the common shares to be issued and the common shares underlying the exercise of the warrants. In return, EuroGas and its affiliates will receive a global release from the Trustee and Kukui (and its affiliates) releasing EuroGas from all claims they could assert against EuroGas. The parties are in the process of preparing a final settlement agreement which will be submitted to the bankruptcy court in the McKenzie Estate cases for approval.

In connection with the mediation settlement agreement, Mr. Wolfgang Rauball, a shareholder and director of EuroGas, entered into a side agreement with EuroGas under which Mr. Rauball agreed to fund the cash payment due December 31, 2000 through the purchase of 1,875,000 common shares from EuroGas for $750,000, or $0.40 per share, and by assuming and paying $750,000 of the cash payment obligation to the Trustee, by December 31, 2000. Mr. Rauball further agreed to fund each of the payments due under the $1,500,000 promissory note 30 days prior to their due dates through the purchase of common shares from EuroGas for one-half of each payment at market value as of the date purchased and by assuming and paying the remaining one-half of each payment to the Trustee. The Company agreed to register the common shares to be issued to Mr. Rauball in a registration statement to be filed with the Securities and Exchange Commission. Mr. Rauball has not provided any of the required funding to EuroGas nor has he made any of the required payments to the Trustee. The Company has not initiated nor does it intend to initiate any action against Mr. Rauball relating to his default of the side agreement.

The Company has not issued the common shares, the warrants or the promissory note to the Trustee. As a result of the failure to make the required payment and issue the securities, the Company is in default of the mediation settlement agreement. The Trustee also has not met certain conditions of the agreement and, accordingly, has verbally agreed to discuss an extension of the payment terms and the due dates of the payments due under the promissory notes.

Under the terms of the settlement agreement, the Company agreed to make all past due installment payments due under the Kukui settlement agreement, as discussed below. Mr. Rauball also agreed to pay EuroGas the installment payments. Since the date of the mitigation settlement agreement, Mr. Rauball has not provided the required payments.

The Company recorded a litigation settlement expense and a related accrued settlement obligation in the amount of $4,583,824 during the fourth quarter of 2000 relating to the mitigation settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 2,000,000 common shares to be issued were valued at $810,000, or $0.405 per share, based on the closing market price of the common shares on October 20, 2000. The warrants to be issued to purchase 2,800,000 common shares were valued at their fair value of $773,824, or $0.277 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, and expected volatility of 136%, and expected life of two years. Interest has been accrued on $1,500,000 of the accrued settlement obligation at the rate of eight percent per annum through December 31, 2000.

Kukui Claim and Settlement - In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996
settlement.   In addition, the Bishop Estate, Kukui's parent company,
entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

In December 1999, EuroGas entered into a settlement agreement with Kukui, the Bishop Estate and the MeKenzie Bankruptcy Trustee, which was intended to resolve all claims made by Kukui and the Bishop Estate against EuroGas. Under the terms of the settlement agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares which were valued at $100,000, or 1.00 per share. The resulting accrued settlement obligation of $369,509 at December 31, 2000 for the estimated cost of settling the claim includes an estimated default penalty and interest. At December 31, 2000, EuroGas was delinquent in its payments under the settlement agreement.

Winzer-Mauer Claim and Proposed Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. The Company also agreed to issue warrants to purchase 5,200,000 common shares at $1.00 per share. The warrants, when issued, will expire on January 15, 2002.

The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares to be issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, and expected volatility of 136%, and expected life of 1.2 years. The accrued settlement obligation was reduced upon the issuance of 877,983 of the required 3,800,000 common shares at the date of the settlement agreement. The shares issued were valued at $298,514, or $0.34 per share. The balance of the accrued settlement obligation relating to the settlement with Winzer-Mauer at December 31, 2000 was $1,566,358.

Crawford Settlement - During July 1999, an action was commenced by Crawford, a former consultant, asserting breach of a service agreement related to consulting and engineering services provided to the Company in a prior year. Crawford made an assertion for $159,500 and the right to purchase 284,000 common shares at $1.50 per share as compensation for services provided to the Company. During the second quarter of 2000, the Company reached a settlement agreement in satisfaction of this action. Pursuant to the agreement, the Company received $300,000 from a former officer of EuroGas and issued 250,000 common shares to Crawford. The Company recorded the issuance of the common shares at the fair value of $195,000, or $0.78 per share and settlement income in the amount of $105,000 during the year ended December 31, 2000. The former officer also made payments to Crawford in full satisfaction of his claims.

Jeu-Calvo Settlement - In January 1999, Stephen Jeu and Sasanna Calvo initiated and action in District Court, Harris County, Texas, 55th Judicial District, asserting claims against EuroGas stemming from an alleged breach of contract. On or about November 1, 1999, EuroGas entered into a settlement agreement with Mr. Jeu and MS. Calvo pursuant to which EuroGas was required to make specified cash payments to Mr. Jeu and Ms. Calvo an to issue to Mr. Jeu and Ms. Calvo common shares having a market value of $440,000 on the date of issue. During August 2000, EuroGas issued 615,000 common shares to Mr. Jeu and Ms. Calvo in full satisfaction and settlement of the asserted claims. The common shares issued were valued at $440,000, or $0.72 per share, based on the market value of the common shares on the date issued. At December 31, 1999, the Company had recognized obligations relating to the settlement, in accrued liabilities, notes payable and accrued interest, of $570,000. During 2000, the estimated obligation was adjusted to $440,000 for the value of the common shares issued.

Petroleum Ventures Settlement - On October 11, 1999, an action was filed against EuroGas asserting that EuroGas breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to certain investors in connection with the acquisition of an interest in Beaver River Resources, Ltd. A settlement was reached whereby half of the interest in the Beaver River project was returned in exchange of half of the shares that where issued originally.

Other - An accrued liability payable to a law firm for legal services in the amount of $122,053 at December 31, 2000 is secured by 1,000,000 shares of Teton Petroleum Company.

NOTE 8 - NOTES PAYABLE TO RELATED PARTIES

2000 Convertible Debentures - During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 to related parties in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion, the debenture holders also received warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debentures were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The values of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 were issued as units of two warrants per common share issued concurrent with the conversion.

During September and November 2000, the Company issued 3,870,960 common shares upon conversion of notes payable to related parties in the amount of $1,345,701, or $0.35 per share, including conversion of principal on related party notes payable in the amount of $909,907 and related accrued and unpaid interest in the amount of $437,794. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market during the September, constitutes the grant of a beneficial conversion feature of $0.31 for the difference between market and the conversion price of the debt. The Company recognized $459,242 as interest expense related to the beneficial conversion feature. There was no beneficial conversion feature related to the November conversion.

Apart from the first quarter debentures, during 2000 the Company issued notes payable to shareholders totaling $448,093 for payments made to or on behalf of the Company. Included in the payments an advance by an officer of $100,000 to Teton Petroleum Company as a note receivable.

During September 2000, the Company reached a settlement agreement pursuant to the default on repayment of notes payable and notes payable to related parties. Under the terms of the agreement, the Company issued 4,999,998 warrants. The warrants vest immediately, are exercisable at $0.55 per share and expire on December 31, 2003. The Company recorded interest expense in the amount $2,639,038 related to the warrants. The warrants were valued utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.8 percent; volatility of 137.3 percent; an expected life of 3.3 years.

During October 1999, the Company reached a settlement agreement on a defaulted loan from a former director with principal owed of $225,206 and accrued interest of $163,071. Pursuant to the terms of the agreement, the Company paid $130,000 in cash and issued 615,000 common shares during August 2000 with a market value of $440,000 or $0.71 per share. The excess in the value of the settlement and the previously accrued amount was charged to operations during 2000.

Notes payable to related parties were as follows:

                                                      December 31,
                                        ------------------------------------
                                             2000            1999       1998
                                        ---------      ----------   --------

Loan from a former director, due
  on demand with interest at 10%,
  unsecured                             $        -     $        -   $  290,206

Loans from companies associated
  with a director, due in
  1999 and 2000 with interest
  at 7.0% to 10%, unsecured                452,051        600,983      960,481
Loan from a director, due in
 1999 and 2000, and 2001,
 interest: 7.5% to 10%,
 unsecured                                   5,549        613,221      606,951
Loans from a former director and
 his affiliates, interest
 at 7.5% to10%, due on demand,
 unsecured                                                119,284      119,284
 Less: discount on note                         -          (4,327)     (17,310)
                                        ---------      ----------   ----------
Total Notes Payable to Related
 Parties                                  457,600       1,329,161    1,959,612
Less: Current Portion                    (457,600)     (1,329,161)  (1,346,204)
                                        ---------      ----------   ----------
Notes Payable to Related Parties
 -  Long-Term                           $       -      $        -    $  613,408
                                        =========      ==========    ==========

NOTE 9 - NOTES PAYABLE

Current notes payable to sustained an increased during 2000 by $8,856 which primarily consisted of a net increase in a line of credit to a bank in Canada.

During September and November 2000, the Company issued 3,389,944 common shares upon conversion of notes payable in the amount of $1,191,115, or $0.35 per share, including principal on notes payable of $813,277 and related accrued and unpaid interest in the amount of $377,838. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market during the September conversion, constitutes the grant of a beneficial conversion feature of $0.31 for the difference between market and the conversion price of the debt. The Company recognized $458,758 as interest expense related to the beneficial conversion feature. There was no beneficial conversion feature related to the November conversion.


Other loans and notes payable were as follows:

                                                        December 31,
                                        -------------------------------------
                                             2000            1999        1998
                                        ---------      ----------   ---------
Loans due 1999 and 2000, interest at
  10%, unsecured                        $  29,531      $  329,907   $  336,359
Line of credit with a bank, payable
  by a subsidiary on demand with
  interest at 1% above the bank's
  prime, and secured by all of the
  subsidiary's assets                   3,204,480       3,314,136    3,708,990
7.5% Notes due in 2000, unsecured               -         520,105    1,226,816
Less: Discount on note                          -          (8,656)     (34,620)
                                        ---------      ----------    ---------
Total Notes Payable                     3,234,011       4,155,492    5,237,545
Less: Current Portion                  (3,234,011)     (4,155,492)  (4,010,729)
                                       ----------      ----------    ---------

Note Payable - Long-Term               $        -      $        -   $1,226,816
                                       ==========      ==========   ==========

NOTE 10 - INCOME TAXES

Deferred tax assets and liabilities are comprised of the following:

                                                     December 31,
                                        --------------------------------------
                                            2000          1999        1998
                                        ------------  ------------  -----------
Tax loss carry forwards                 $ 19,884,518  $  7,424,514  $ 4,904,209
Property and equipment                    (2,309,010)   (4,298,723)           -
Impairment losses                          5,823,506     2,997,925            -
Impairment of investment in securities     1,353,959             -            -
Accrued settlement obligations             4,326,876     1,496,000      396,863
                                        ------------  ------------  -----------

Net Deferred Tax Asset                  $ 29,079,849  $  7,619,716  $ 5,301,072
                                        ============  ============  ===========

The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                                  December 31,
                                    ----------------------------------------
                                         2000            1999        1998
                                    ------------  ------------   -----------
Tax at statutory rate (34%)          (17,675,717)  $(9,788,074)  $(3,748,221)
Non-deductible expenses                   77,177     6,794,233     1,729,396
State taxes, net of federal
 benefit                                       -      (227,710)     (195,944)
Deferred tax asset valuation
 change                               20,126,819     2,318,643       603,635
Effect of lower tax rates and
  foreign losses with no
  federal benefit                              -       902,908     1,611,134
                                    ------------   -----------   -----------
Total Income Tax (Benefit)          $  2,528,279   $         -   $         -
                                    ============   ===========   ===========

As of December 31, 1999, EuroGas has operating loss carry forwards of approximately $53,309,000 in various countries which expire from 2001 through 2020.

EuroGas' subsidiary, Globegas BV, has applied for a reduction in an income tax liability in the Netherlands of an amount equivalent to approximately $745,905 at December 31, 2000. The tax arose from the sale of equipment at a profit by the former owner of Globegas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to Globegas. The liability will continue to be reflected in EuroGas' financial statements until the proposed reduction is accepted by the Netherlands' taxing authorities.

NOTE 11 - RELATED PARTY TRANSACTIONS

EuroGas is entering into a purchase agreement to acquire the remaining 47% interest in Roznin, s.f.o.

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

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock
There are 2,391,968 shares of 1995 Series Preferred Stock (the "1995 Series preferred stock") issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Each share of the 1995 Series preferred shares are convertible into two common shares upon lawful presentation of the share certificates. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series preferred stock are $119,598.

On May 29, 1997, EuroGas authorized the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. From December 31, 1997, there have been 260 shares of 1997 Series preferred stock outstanding with a liquidation preference of $260,000.

Of the total authorized preferred stock, 30,000 shares have been designated as 1998 Series B Convertible Preferred Stock (the "1998 Series preferred stock") with a par value of $0.001 per share and a liquidation preference of $1,000 per share plus all accrued but unpaid dividends. The 1998 Series preferred stock is non-voting and carries a dividend rate of 6% per annum. Dividends may be paid in common shares at the Company's option. During 1998, the Company issued 17,000 shares of 1998 Series preferred stock in a private placement offering at $1,000 per share for proceeds of $15,224,995, net of $1,275,005 in commissions and $500,000 paid directly to an unrelated third-party on behalf of EuroGas. EuroGas recognized the $500,000 as a note receivable from the third party.

The 1998 Series preferred stock was convertible into shares of common shares at the rate of $1,000, plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the 1998 Series preferred stock, or 85% of the average closing price five trading days prior to conversion. Because the 1998 Series preferred stock was immediately convertible into common shares at a 15% discount, EuroGas recognized the beneficial conversion feature as preferred dividends on the dates the preferred shares were issued.

During 1998, $2,550,000 in preferred dividends were recognized relating to the beneficial conversion feature of the 1998 Series preferred stock.

During 1998, shareholders converted 15,500 shares of 1998 Series preferred stock and $165,007 of accrued dividends thereon into 8,860,196 common shares. During 1999, eight thousand shares of 1998 Series preferred and $39,501 of accrued preferred dividends were converted into 10,576,208 common shares at a weighted average price of $0.76 per share.

During November 1999, the Company designated a Series C 6% convertible preferred stock (the "Series C preferred stock"). The Series C preferred stock has a par value of $0.001 per share and a liquidation preference of $1,000 per share plus all accrued but unpaid dividends. The Series C preferred stock is non-voting and carries a 6% dividend rate per annum, or $60.00 per share. The Series C preferred stock is convertible into common shares of EuroGas at the rate of $1,000 divided by 85.0% of the average closing bid price for five trading days preceding the date of issuance or the conversion date. EuroGas issued 1,800 shares of Series C Preferred Stock for $1,800,000 or $1,000 per share, less $148,530 of offering costs during 1999.

During the year ended December 31, 1999, EuroGas issued 6,500 shares of 1998 Series preferred stock for $6,500,000 at $1,000 per share before $487,500 of offering costs. The 1998 Series preferred stock and the Series C preferred stock issued during 1999 were immediately convertible into common shares at a 15% and 20% discount respectively. Therefore, EuroGas recognized a beneficial conversion feature as preferred dividends on the dates the preferred shares were issued. During 1999, $901,875 and $360,000 in preferred dividends were recognized relating to the beneficial conversion feature from the 1998 Series preferred stock and the Series C preferred stock, respectively.

During 2000, shareholders converted 1,800 shares of Series C preferred stock and $21,599 of accrued dividends thereon into 5,329,713 common shares at a weighted-average price of $0.34 per common share.

The following is a summary of the preferred stock outstanding at December 31, 2000:

                        Outstanding    Per Share        Total     Share         Total
                        -----------    ---------  -----------  --------   -----------
1995 Series               2,391,968     $   0.10  $   239,197  $   0.05   $   119,598
1997 Series A
  Convertible                   260     1,000.00      260,000     60.00        15,600
                        -----------               -----------             -----------

Total                     2,392,228               $   499,197             $   135,198
                        ===========               ===========             ===========

Common Stock

2000 Common Stock Offering - On October 2, 2000, EuroGas entered into a Common Stock Purchase Agreement (the "Agreement") with Arkledun Drive LLC (the "Purchaser") whereby EuroGas issued 7,000,000 common shares to the Purchaser for resale under a public offering of common shares. The Purchaser agreed to purchase 5,500,000 common shares for $2,165,000. If the Purchaser did not realize $2,489,750 from the resale of the 5,500,000 shares, after the deduction of customary broker's fees, any resulting shortfall would be made up by the Purchaser selling as many of the additional 1,500,000 common shares issued as required. If there still was a shortfall after selling the 1,500,000 common shares, EuroGas agreed to issue additional common shares or pay the Purchaser the remaining shortfall.

On November 14, 2000, the Purchaser notified EuroGas of a remaining shortfall after the 7,000,000 shares had been sold. To resolve the shortfall and to settle all claims and demand rights of the Purchaser under the Agreement, EuroGas issued an additional 2,000,000 common shares to the Purchaser. The additional 2,000,000 common shares have piggy-back registration rights to be included in any future public offering conducted by EuroGas. The additional 3,500,000 common shares issued over the 5,500,000 common shares the Purchaser originally agreed to purchase were accounted for as contingently issuable shares based on the market price of the common shares. Accordingly, the proceeds received were allocated to all 9,000,000 common shares issued.

The Company also issued 400,000 common shares under the public offering for cash proceeds of $208,500, or an average of $0.52 per share. The Company incurred offering costs for the overall public offering of $168,500. The public offering resulted in the Company issuing 9,400,000 common shares for net proceeds of $2,205,000.

Oxbridge Ltd. Purchase of Note Receivable and Lending Commitment - During March and May 1999, EuroGas loaned Pan Asia Mining Corp., a Canadian company, $600,000 under the terms of an unsecured note receivable and made a commitment to provide Pan Asia Mining Corp. an additional $2,025,000 of financing by March 2000. The note receivable bore interest at the prime rate of a Canadian bank plus three percent and was due in four installments through March 2002. During 1999, EuroGas sold the note receivable to Oxbridge Ltd., a related party, in exchange for $600,000 of reductions in three notes payable to Oxbridge Ltd. two other shareholders. During July 2000, Oxbridge Ltd. assumed EuroGas' commitment to provide the additional financing to Pan Asia Mining Corp. in exchange for EuroGas issuing 500,000 common shares to Oxbridge Ltd. The 500,000 common shares were valued at $365,000, or $0.73 per share based upon the market value of EuroGas' common shares on the date issued, and recognized as a general and administrative expense for Oxbridge Ltd. assuming the financing commitment.

Other Common Stock Issuances - During 2000, the Company issued 3,700,000 common shares and 3,000,000 options to purchase common stock to FCDC under the terms of a settlement agreement. The Company issued 1,842,983 common shares as payment of accrued settlement obligations. The common shares issued were valued at $1,033,514, or an average of $0.56 per share. In November, 832,760 common shares were issued to SlovGold GmbH, a related party, for payments made on behalf of EuroGas. The common shares were recorded at $291,466, or $0.35 per share, based on the market value of the common shares on the date issued. The Company issued 331,672 common shares for services valued at $108,496, or an average of $0.33 per share, based on the market value of the common shares on the dates issued.

During 2000, notes payable to related parties totaling $1,173,896 and $502,871 of accrued interest were converted into 3,891,954 common shares at an average of $0.43 per share. The Company issued 8,571,428 common shares upon conversion of debentures with a carrying value of $3,000,000, or $0.35 per share, and issued 5,760,112 common shares upon conversion of $2,016,036 of notes payable at $0.35 per share.

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

On April 1, 1998, EuroGas issued 2,400,000 common shares valued at $7,575,000, or $3.16 per share, in connection with the acquisition of an interest in the Beaver River Project. In addition, 2,500,000 shares valued at $5,000,000, or $2.00 per share, together with warrants to purchase 2,500,000 common shares, were issued on October 9, 1998 to acquire an interest in the Maseva property. The fair value of the warrants issued of $1,527,462 was determined by the Black-Scholes option pricing model. The portion of the purchase prices relating to the common shares issued were based upon the market value of the common shares issued as consideration.

EuroGas issued 100,000 common shares during 1998 upon the exercise of stock options for $150,000 or $1.50 per share.

NOTE 14 - EMPLOYEE STOCK OPTIONS

On July 1, 2000, five-year options to purchase 200,000 common shares at $0.73 per share were granted in connection with an employment agreement. The options vest on July 1, 2001. No compensation expense was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of grant.

During October 1999, the Company granted 250,000 options related to a settlement agreement. The options granted vest immediately and are exercisable at $1.00 per share for a period of five years. The Company recognized expense in the amount of $140,509 when granted.
EuroGas granted options to employees and consultants during 1999. Options for 950,000 shares were authorized and granted on October 22, 1999. The options granted vested immediately and are exercisable at $0.45 for a period of ten years. Compensation in the amount of $347,044 was recognized on the when grant date.

On April 20, 1999, ten-year options to purchase 1,000,000 common shares at $0.95 per share were issued in connection with an employment agreement. The options vest on January 1, 2000. No compensation was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of the grant.

A summary of the status of stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended are presented below:

                                                   Exercise              Exercise             Exercise
                                      Shares          Price       Shares    Price     Shares     Price
                                   ---------      ---------    --------- --------  --------- ---------
Outstanding at beginning of year   4,000,000      $    1.07    2,000,000 $   1.50  2,000,000 $    1.50
Granted                              200,000           0.73    2,200,000     0.74          -         -
Exercised                                  -              -            -        -          -         -
Expired                                    -              -     (200,000)    1.50          -         -
                                   ---------      ---------   ----------  -------  --------- ---------

Outstanding at end of year         4,200,000           1.08    4,000,000     1.08 2,000,000       1.50
                                   =========                  ==========          =========
Exercisable at end of year         4,000,000           1.08    2,950,000     1.12 1,900,000       1.50
                                   =========                  ==========          =========

Weighted-average fair value of
   options granted during the year $    0.73                              $  0.71            $       -


The following table summarizes information about stock options outstanding at December 31, 2000:

                              Outstanding                        Exercisable
                  ---------------------------------------- ----------------------
                                                 Weighted-               Weighted-
                                Weighted-Average Average                 Average
  Range of            Number        Remaining    Exercise    Number      Exercise
Exercise Prices    Outstanding  Contractual Life  Price    Exercisable      Price
---------------    -----------  ---------------- --------  -----------   --------
$ 0.45-1.00         2,400,000      5.79 years     $ 0.74    2,200,000      $ 0.68
    1.50            1,800,000      0.05             1.50    1,800,000        1.50
                    ---------                               ---------

$0.45-1.50          4,200,000      3.33             1.07    4,000,000        1.03
                    =========                               =========

EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants prior to 1998 based on the intrinsic value of the options on the date granted. Since 1999, EuroGas has accounted for options granted to consultants according to their fair value as prescribed in SFAS No. 123, Accounting for Stock Based Compensation.

Had compensation cost for stock options been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, EuroGas' loss applicable to common shares and loss per common share for the year ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts shown below.

                                                       December 31,
                                        -----------------------------------------------
                                                2000             1999              1998
                                        ------------     ------------      ------------
  Net loss applicable to common shares:
     As reported                        $(49,685,254)    $(30,389,012)     $ (13,885,481)
     Pro forma                           (49,784,824)     (31,447,876)       (13,885,481)

  Basic and diluted net loss per
    common share:
     As reported                       $      ( 0.47)    $      (0.36)     $       (0.22)
     Pro forma                                ( 0.47)           (0.38)             (0.22)


The fair value of options granted during 2000, 1999, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998 respectively: average risk-free interest rate - 6.18%, 6.0% and 5%; expected volatility - 138.4%, 126.2% and 63.5%; expected life - 5 years, 5 years and 2.0 years.

NOTE 15 - STOCK WARRANTS

During October 1998, the Company issued 2,500,000 warrants to purchase common shares in connection with the acquisition of the Maseva property. The Company was not able to meet its obligaton to develop the Maseva property. In order to dispose of those obligations, the Company entered into an agreement with Belmont Resources, Inc. on June 23, 2000 to return the 90% its interest in the Maseva property back to Belmont Resources, Inc. As part of this agreement, the Company modified the exercise price from $2.50 to $0.82 and the expiration date from October 9, 2000 to June 14, 2002. As a result of this repricing, the Company has recognized a charge to operations of $1,246,718.

Subsequent to December 31, 2000, the Company further amended its agreement with Belmont Resources, Inc. by modifying the exercise price on the 2,500,000 warrants from $0.82 per warrant to $0.40 per warrant. As a result of this repricing, the Company will recognize an additional $118,089 charge to operations during the first quarter of 2001.

During the first quarter of the year ended December 31, 2000, a warrant to purchase 3,000,000 common shares was granted pursuant to an accrued settlement obligation to FCDC. The warrant is valued at $1,560,000. The warrants granted vest in one year and are exercisable at $0.65 per share for a period of thirty days.

During the first quarter of 2000, EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a shareholder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion the holders also receive warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the offering. The Company recorded the three instruments at their relative fair values on the date of issuance and began amortizing the resulting debt discounts as interest expense in the amount of $2,912,109 over the three-month life of the debentures. The debentures were subsequently converted at the election of the holders on March 30, 2000 into 8,571,428 common shares and warrants to purchase 17,142,858 additional shares at $0.35 per share.

As discussed in Note 17 - Commitments and Contingencies, the Company issued 2,800,000 warrants in connection with a legal settlement with KUKUI. These options have an exercise price of $0.40, vest immediately, and expire in two years. The warrants have a fair value of $773,824, which was provided for as part of the KUKUI settlement accrual.

On September 7, 2000, the Company issued warrants for the purchase of 1,666,666 shares of the Company's common shares to each of the following:
Rockwell International, Ltd., Oxbridge Limited and Conquest Financial Corporation. These warrants were issued in connection with outstanding notes payable, vest immediately, and are exercisable at $0.41 per share. These warrants expire on December 31, 2003. The warrants had a fair value of $2,639,038 on the grant date which was charged to operations during the third quarter of 2000.

On October 27, 2000, the Company entered into a settlement agreement with Mr. Winzer and Mr. Maurer, which calls for the issuance of warrants to purchase 5,200,000 common shares at $1.00 per share. If unexercised, the warrants will expire by January 15, 2002. The warrants had a fair value of $572,872 on the grant date which was charged to operations during the fourth quarter of 2000.

The fair value of options granted during 2000, 1999, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998 respectively: average risk-free interest rate - 5.95%, 0.00%, and 5.00%; expected volatility - 139.8%, 0.00% and 63.2%; expected life - 2.0 years, 0.0 years and 2.0 years.

At December 31, 2000 and 1999, the Company had warrants outstanding to purchase 40,892,856 and 9,750,000 common shares, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at December 31, 2000 and 1999:

                                                 2000               1999
                                          -----------        -----------
 Foreign currency translation adjustments $(3,666,133)       $(2,797,088)
 Unrealized loss on investments in
   securities available-for-sale                   84         (1,068,853)
                                          -----------        -----------

 Accumulated Other Comprehensive Loss     $(3,666,049)       $(3,865,941)
                                          ===========        ===========
NOTE 17 - CONTINGENCIES AND COMMITMENTS

The Company is obligated to register common shares issued to FCDC upon exercise of 3,000,000 options and to pay, either in cash or additional common shares, at the Company's option, the difference between $3.00 per share and the market value of the common shares sold or deemed sold by FCDC.

EuroGas' subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability in the Netherlands of an amount equivalent to approximately $692,431 at December 31, 1999. The tax arose from the sale of equipment at a profit by the former owner of Globegas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. The liability is reflected in EuroGas' financial statements.

During April 1999, EuroGas entered into a three-year employment contract with its new chief executive officer. The contract provides for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The options vest on January 1, 2000, and expire in April 2009. Subsequent to December 31, 2000, the officer resigned in January 2001. EuroGas has accrued salary obligations to the officer in the amount of $230,000, which is included in accrued liabilities.

The Company leases office facilities from various lessors in Poland and the United Kingdom. Rent expenses for the years ended December 31, 1999, 1998 and 1997 were $517,354, $290,991, and $178,733, respectively. Annual commitments for future minimum rental payments required under the leases as of December 31, 1999 were as follows:

        Year Ending December 31:
                  2000                       $154,452
                  2001                        154,452
                  2002                        104,814
                                             --------
                 Total                       $413,718
                                             ========

NOTE 18 - SUBSEQUENT EVENTS

On January 4, 2001, the Company amended its agreement with Belmont Resources, Inc. by reducing the exercise price on the 2,500,000 warrants from $0.82 per warrant to $0.40 per warrant. This repricing of warrants will result in the Company recognizing an additional $143,561 of expense during the year ending December 31, 2001.

On February 22, 2001, EuroGas announced its intention to sell up to 8,000,000 of its 14,100,000 common shares of Big Horn Resources Ltd. From February 28, 2001 through March 16, 2001, EuroGas sold 2,140,500 shares of Big Horn Resources Ltd. for $1,087,600. The sale reduced EuroGas' interest in Big Horn Resources Ltd. to 42.5%.

On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in a talc deposit in Slovakia in exchange for issuing 12,000,000 common shares and paying $100,000, as further described in Note 4 - Acquisition of Talc Mineral Interest.


                     EUROGAS, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                               (UNAUDITED)

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 2000, 1999 and 1998, by geographic area, were as follows:

                                                                        Europe
                                              Total         Canada  and Russia
                                        -----------   ------------ -----------
At December 31, 2000
   Unproved oil and gas properties      $42,921,154   $  5,738,804 $37,182,350
   Proved oil and gas properties         16,499,982     16,499,982           -
                                        -----------   ------------ -----------
   Gross capitalized costs               59,421,136     22,238,786  37,182,350
   Less: Ceiling test adjustment
     and impairments                    (33,460,115)    (3,512,792)(29,947,323)
   Less: Accumulated depreciation,
    Depletion, and amortization          (3,619,329)    (3,619,329)          -
   Future abandonment and restoration      (183,002)      (183,002)          -
                                        -----------    ----------- -----------

   Net capitalized costs                $22,158,690    $14,923,663 $ 7,235,027
                                        ===========    =========== ===========

At December 31, 1999
   Unproved oil and gas properties      $36,583,835    $ 8,875,353 $27,708,482
   Proved oil and gas properties         25,066,363     16,198,578   8,867,785
                                        -----------    ----------  -----------
   Gross capitalized costs               61,650,198     25,073,931  36,576,267
   Less: Ceiling test adjustment
   and impairments                      (13,234,555)    (3,512,792) (9,721,763)
   Less: Accumulated depreciation,
    depletion, and amortization          (1,817,371)    (1,817,371)          -
   Future abandonment and restoration      (140,517)      (140,517)          -
                                       ------------    -----------  ----------

   Net capitalized costs               $ 46,457,755    $19,603,251  $26,854,504
                                       ============    ===========  ===========
At December 31, 1998
   Unproved oil and gas properties     $ 35,709,152    $ 8,721,360  $26,987,792
   Proved oil and gas properties         21,576,978     10,968,152   10,608,826
                                       ------------    -----------  -----------
   Gross capitalized costs               57,286,130     19,689,512   37,596,618
   Less: Ceiling test adjustment
    and impairments                      (6,459,442)    (3,512,793)  (2,946,649)
   Less: Accumulated depreciation,
     depletion, and amortization           (220,600)      (220,600)           -
   Future abandonment and restoration      (246,125)      (246,125)           -
                                       ------------    -----------  -----------

   Net capitalized costs               $ 50,359,963    $15,709,994  $34,649,969
                                       ============    ===========  ===========

Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                         Europe
                                             Total          Canada   and Russia
                                       -----------     ------------ -----------

For the Year Ended December 31, 2000
   Property acquisition costs
      Proved                           $         -     $          -  $        -
      Unproved                           1,748,618        1,683,266      65,352
   Exploration costs                     4,582,695        4,307,116     275,579
   Development costs                     2,075,923        2,075,923           -
                                       -----------     ------------  ----------
   Total Costs Incurred                $ 8,407,236     $  8,066,305  $  340,931
                                       ===========     ============  ==========

                  EUROGAS, INC. AND SUBSIDIARIES
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                            (UNAUDITED)

                                                                  Europe
                                       Total         Canada      and Russia
                                    ------------  ------------  ------------
For the Year Ended December 31, 1999

   Property acquisition costs
      Proved                        $  1,752,246  $  1,752,246  $          -
      Unproved                         1,259,696       469,249       790,447
   Exploration costs                   1,327,737             -     1,327,737
   Development costs                   2,830,308     2,705,268       125,040
                                    ------------  ------------  ------------
   Total Costs Incurred             $  7,169,987  $  4,926,763  $  2,243,224
                                    ============  ============  ============

For the Year Ended December 31, 1998
    Property acquisition costs
      Proved                        $  8,784,050  $  8,784,050  $          -
      Unproved                        17,804,072     9,776,610     8,027,462
   Exploration costs                     573,570             -       573,570
   Development costs                   4,459,065     1,128,852     3,330,213
                                    ------------  ------------  ------------
   Total Costs Incurred             $ 31,620,757  $ 19,689,512  $ 11,931,245
                                    ============  ============  ============

The results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                  Europe
                                        Total       Canada      and Russia
                                    ------------  ------------  ------------
For the Year Ended December 31, 2000
   Oil and gas sales                $  6,395,037  $  6,395,037  $          -
   Production costs                   (1,521,471)   (1,521,471)            -
   Impairment of mineral interests   (26,783,790)   (2,661,585)  (24,122,205)
   Depreciation, depletion, and
    amortization                      (1,885,107)   (1,885,107)            -
                                    ------------  ------------  ------------
   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)            $(23,795,331) $    326,874  $(24,122,205)
                                    ============  ============  ============

For the Year Ended December 31, 1999
   Oil and gas sales                $  4,973,508  $  4,973,508  $          -
   Production costs                   (1,330,526)   (1,330,526)            -
   Impairment of mineral interests    (7,217,426)            -    (7,217,426)
   Depreciation, depletion, and
    amortization                      (1,810,176)   (1,810,176)            -
                                    ------------  ------------  ------------
   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)            $ (5,384,620) $  1,832,806  $ (7,217,426)
                                    ============  ============  ============

    For the Year Ended December 31, 1998
   Oil and gas sales                $    879,404  $    879,404  $          -
   Production costs                     (305,009)     (305,009)            -
   Impairment of mineral interests    (3,512,792)   (3,512,792)            -
   Depreciation, depletion, and
    amortization                        (220,600)     (220,600)            -
                                    ------------  ------------  ------------
   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)            $ (3,158,997) $ (3,158,997) $          -
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

                                                 Total                   Canada             Slovak Republic
                                         ----------------------  ----------------------  ----------------------
                                            Oil         Gas         Oil         Gas         Oil         Gas
                                         (Barrels)     (MCF)     (Barrels)     (MCF)     (Barrels)     (MCF)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Proved Developed and Undeveloped Reserves
  Balance - January 1, 1999                 569,730   9,487,435     474,850   3,999,650      94,880   5,487,785
  Purchases of minerals in place                  -   2,365,023           -   2,365,023           -           -
  Extensions and discoveries                569,149   2,683,741     569,149   2,683,741           -           -
  Production                                (94,299) (1,049,114)    (94,299) (1,049,114)          -           -
                                         ----------  ----------  ----------  ----------  ----------  ----------
  Balance - December 31, 1999             1,044,580  13,487,085     949,700   7,999,300      94,880   5,487,785
  Purchases of minerals in place                  -     146,000           -     146,000           -           -
  Extensions and discoveries                 46,134     504,080      46,134     504,080           -           -
  Production                               (113,100)   (916,089)   (113,100)   (916,089)          -           -
  Sales of minerals in place                (52,819)   (104,891)    (52,819)   (104,891)          -           -
  Revision of estimates                    (269,995)  5,549,785    (175,115)    (62,000)    (94,880) (5,487,785)
                                         ----------  ----------  ----------  ----------  ----------  ----------
  Balance - December 31, 2000               654,800  18,665,970     654,800  7,566,400           -           -
                                         ==========  ==========  ==========  ==========  ==========  ==========
Proved Developed Reserves -
  December 31, 1999                         806,400   7,566,400     806,400   7,772,800           -           -
  December 31, 2000                         631,400   6,546,900     631,400     654,900           -           -
                                         ==========  ==========  ==========  ==========  ==========  ==========

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

The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 2000, 1999 and 1998 were as follows. There were no proved oil and gas reserves at December 31, 1997:

                                                                      Europe
                                          Total        Canada       and Russia
                                       ------------  ------------  ------------
For the Year Ended December 31, 2000
   Future cash inflows                 $ 61,049,083  $ 61,049,083  $          -
   Future production costs and
    development costs                   (10,028,153)  (10,028,153)            -
   Future income tax expenses           (15,219,536)  (15,219,536)            -
                                       ------------  ------------  ------------
   Future net cash flows                 35,801,394    35,801,394             -
   10% annual discount for estimated
     timing of cash flows               (12,293,103)  (12,293,103)            -
                                       ------------  ------------  ------------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil and gas reserves     $ 23,508,291  $ 23,508,291  $          -
                                       ============  ============  ============
For the Year Ended December 31, 1999
   Future cash inflows                 $ 58,352,415  $ 42,466,594  $ 15,885,821
   Future production costs and
    development costs                   (14,451,638)  (12,946,144)   (1,505,494)
   Future income tax expenses           (10,760,417)   (9,478,107)   (1,282,310)
                                       ------------  ------------  ------------
   Future net cash flows                 33,140,360    20,042,343    13,098,017
   10% annual discount for estimated
      timing of cash flows              (13,388,091)   (7,552,584)   (5,835,507)
                                       ------------  ------------  ------------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil and gas reserves     $ 19,752,269  $ 12,489,759  $  7,262,510
                                       ============  ============  ============

For the Year Ended December 31, 1998
   Future cash inflows                 $ 36,750,126  $ 20,864,305  $ 15,885,821
   Future production costs and
    development costs                    (9,937,200)   (8,431,705)   (1,505,495)
   Future income tax expenses            (3,379,138)   (2,096,829)   (1,282,309)
                                       ------------  ------------  ------------
   Future net cash flows                 23,433,788    10,335,771    13,098,017
   10% annual discount for estimated
    timing of cash flows                 (9,770,798)   (3,935,291)   (5,835,507)
                                       ------------  ------------  ------------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil and gas reserves     $ 13,662,990  $  6,400,480  $  7,262,510
                                       ============  ============  ============

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 1998 were as follows:

                                                                      Europe
                                          Total        Canada       and Russia
                                       ------------  ------------  ------------
For the Year Ended December 31, 1999
   Beginning of year                   $ 15,534,137  $  8,271,627  $  7,262,510
   Purchase of minerals in place            473,849       473,849             -
   Extensions and discoveries             2,077,190     2,077,190             -
   Development                            1,398,342     1,398,342             -
   Production                            (4,927,526)   (4,927,526)            -
   Sale of minerals in place               (682,295)     (682,295)            -
   Revisions of estimates:
      Sales prices                       18,299,745    18,299,745             -
      Development costs                  (1,024,521)   (1,024,521)            -
      Production costs                    1,160,734     1,160,734             -
      Quantities                         (9,148,314)   (1,885,804)   (7,262,510)
   Accretion of discount                    743,112       743,112             -
   Net change in income taxes              (120,755)     (120,755)            -
   Change in exchange rate                 (275,407)     (275,407)            -
                                       ------------  ------------  ------------
   End of year                         $ 23,508,291  $ 23,508,291  $          -
                                       ============  ============  ============
For the Year Ended December 31, 1999
   Beginning of year                   $ 13,662,990  $  6,400,480  $  7,262,510
   Purchase of minerals in place          6,498,276     6,498,276             -
   Extensions and discoveries                     -             -             -
   Development                            1,120,835     1,120,835             -
   Production                              (598,055)     (598,055)            -
   Revisions of estimates:
      Sales prices                                -             -             -
      Development costs                           -             -             -
   Accretion of discount                    188,021       188,021             -
   Net change in income taxes            (5,753,022)   (5,753,022)            -
   Change in exchange rate                  415,092       415,092             -
                                       ------------  ------------  ------------
   End of year                         $ 15,534,137  $  8,271,627  $  7,262,510
                                       ============  ============  ============

For the Year Ended December 31, 1998
   Beginning of year                   $          -  $          -  $          -
   Purchase of minerals in place          6,948,967     6,948,967             -
   Extensions and discoveries             6,857,937             -     6,857,937
   Development                            4,406,706     1,076,493     3,330,213
   Production                              (574,395)     (574,395)            -
   Revisions of estimates:
      Sales prices                         (320,693)            -      (320,693)
      Development costs                  (2,580,213)            -    (2,580,213)
   Accretion of discount                    866,857       180,583       686,274
   Net change in income taxes            (2,004,491)   (1,293,483)     (711,008)
   Change in exchange rate                   62,315        62,315             -
                                       ------------  ------------  ------------
   End of year                         $ 13,662,990  $  6,400,480  $  7,262,510
                                       ============  ============  ============

