Form 10-Q
period 2001-03-31
EUROGAS INC
filed 2001-05-23
CIK 783209

________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  QUARTERLY  PERIOD
     ENDED MARCH 31, 2001.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE  SECURITIES  EXCHANGE  ACT OF 1934  FOR  THE  TRANSITION
     PERIOD FROM _______________ TO _______________.

                          EUROGAS, INC.
                          ------------
     (Exact  name  of  registrant  as specified in its charter)

    Utah                     0-24781                   87-0427676
 -------------           ----------------           -------------
(State or other        (Commission File No.)      (IRS Employer
 jurisdiction of                                 Identification No.)
 incorporation)
                         Kaertnerring 5-7
                             Top 4 D
                      A-1015 Vienna, Austria
                      ----------------------
   (Address  of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (801) 255-0862


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

Common Stock, $0.001 par value                  127,096,460
------------------------------                  -----------
       (Title of Class)              (Number of Shares Outstanding
                                          at May 21, 2001)

/PAGE/



                       INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS
  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION
  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK

PART II - OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS
  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
  Signatures

/PAGE/

                 PART I - FINANCIAL INFORMATION



ITEM 1. Financial Statements.


                 EUROGAS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                             March 31,   December 31,
                                                  2001          2000
                                             ---------   -----------
                             ASSETS
Current Assets
  Cash and cash equivalents                $    65,640    $   602,448
  Investment in securities available-
    for-sale                                   137,948        137,948
  Trade accounts receivable                          -      2,715,089
  Value added tax receivables                  118,079        111,033
  Other receivables                            383,024        139,025
  Other current assets                         124,658        228,420
                                           -----------    -----------
     Total Current Assets                      829,349      3,933,963
                                           -----------    -----------
Drilling Advances                                    -        321,240
                                           -----------    -----------
Investment in Big Horn - Equity Method       4,041,231              -
                                           -----------    -----------
Property and Equipment - Full Cost
  Accounting
  Oil and gas properties subject to
    amortization                                     -     16,499,982
  Oil and gas properties not subject to
    amortization                             7,335,617      9,461,039
  Other mineral interests                    2,216,308      2,216,308
  Other property and equipment                 570,986      1,006,517
                                           -----------    -----------
     Total Property and Equipment           10,122,911     29,183,846
  Less: accumulated depletion depreciation
    and amortization                          (230,312)    (3,979,057)
                                           -----------    -----------
     Net Property and Equipment              9,892,599     25,204,789
                                           -----------    -----------
Investments at Cost                            877,014        877,014
Total Assets                               $15,640,193    $30,337,006
                                           ===========    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                         $ 2,064,332    $ 7,481,288
  Accrued liabilities payable to related
    parties                                    981,983      1,392,789
  Accrued liabilities                        4,762,980      3,064,699
  Accrued income taxes                         618,146        646,993
  Accrued settlement obligation              6,619,691      6,619,691
  Notes payable                                 29,531      3,234,011
  Notes payable to related parties             457,600        457,600
  Deferred income tax liability                      -      2,442,081
                                           -----------    -----------
     Total Current Liabilities              15,534,263     25,339,152
                                           -----------    -----------
Minority Interest                                    -      3,787,343
                                           -----------    -----------

Stockholders' Equity
  Preferred stock, $.001 par value;
    3,661,968 shares authorized;
    issued and outstanding: March 31, 2001
    and December 31, 2000 -  2,392,228
    shares, 2000 liquidation preference:
    $778,041                                   350,479        350,479
  Common stock, $.001 par value; 325,000,000
   shares authorized; issued and outstanding:
   March 31, 2001 - 127,096,460 shares,
   December 31, 2000 - 126,996,460 shares      127,096        126,997
  Additional paid-in capital               133,639,585    133,447,684
  Accumulated deficit                     (130,290,504)  (129,048,600)
  Accumulated other comprehensive loss      (3,720,726)    (3,666,049)
                                          ------------  -------------
     Total Stockholders' Equity                105,930      1,210,511
                                          ------------  -------------
  Total Liabilities and Stockholders'
    Equity                                $ 15,640,193  $  30,337,006
                                          ============= =============
The accompanying notes are an integral part of these financial statements.



                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                             For the Three Months
                                                 Ended March 31,
                                           ----------------------------
                                                  2001             2000
                                           -----------      -----------
Oil and Gas Sales                          $         -      $ 1,783,805

Costs and Operating Expenses
 Oil and gas production                              -          656,110
 Depreciation depletion and amortization         5,435          415,352
 General and administrative                  1,509,285        1,837,996

   Total Costs and Operating Expenses        1,514,720        2,909,458
                                           -----------      -----------

Other Income (Expense)
 Other income                                    1,357           13,023
 Interest income                                 4,644           26,966
 Interest expense                             (171,000)      (2,776,095)
 Foreign exchange net gains                    187,608           47,046
 Realized income (loss) on sale of
   securities and equipment                    234,860           (4,407)
 Realized loss on sale of Big Horn
   Resources, Ltd. common stock               (293,250)               -
 Minority interest in loss of
   consolidated subsidiary                           -         (300,227)
 Equity in income from unconsolidated
   subsidiary                                  341,843                -
                                           -----------      -----------

   Total Other Income (Expense)                306,062       (2,993,694)
                                           -----------      -----------
Net Loss                                    (1,208,658)      (4,119,347)

Preferred Dividends                             33,246          (38,349)
                                           -----------      -----------

Loss Applicable to Common Shares           $(1,241,904)     $(4,157,696)
                                           ===========      ===========

Basic and Diluted Loss per Common Share    $     (0.01)     $     (0.05)
                                           ===========      ===========

Weighted Average Number of Common
  Shares Used In Per Share Calculation     127,059,793       92,013,205
                                           ===========      ===========

The accompanying notes are an integral part of these financial statements.


                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                             For the Three Months
                                                 Ended March 31,
                                           ----------------------------
                                                  2001             2000
                                           -----------      -----------

Cash Flows From Operating Activities
 Net loss                                  $(1,208,658)     $(4,119,347)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
  Depreciation depletion and amortization        5,435          415,352
  Loss on sale of Big Horn Resources Ltd.
    common stock                               293,250                -
  Minority interest in income of subsidiary          -          300,227
  Net income of unconsolidated subsidiary     (341,843)               -
  Interest expense related to grant or
    repricing of warrants and
    beneficial conversion features             143,560          771,429
  Expenses paid by issuance of notes payable
  to shareholder                                     -          986,376
  Common shares issued for services             48,440                -
  Compensation related to detachable warrants        -        1,898,138
  Exchange gain                               (187,608)         (47,046)
  Changes in assets and liabilities, net of
    acquisitions:
   Trade receivables                                 -          (69,581)
   Other receivables                          (249,150)        (664,488)
   Other current assets                        (29,937)        (265,105)
   Accounts payable                         (1,891,375)         (56,272)
   Accrued liabilities payable to related
     parties                                  (410,806)               -
   Accrued liabilities                       1,818,796          327,744
                                           -----------      -----------

  Net Cash Used In Operating Activities     (2,009,896)        (522,573)
                                           -----------      -----------

Cash Flows From Investing Activities
 Purchases of mineral interests, property
   and equipment                                (6,532)      (1,469,480)
 Proceeds from sale of Big Horn Resources
   Ltd. common stock                         1,135,014                -
 Proceeds from sale of securities,
   property and equipment                      128,360        1,869,092
Expenditure for other investments                    -         (300,000)
                                           -----------      -----------

  Net Cash Provided By Investing
    Activities                               1,256,842           99,612
                                           -----------      -----------

Cash Flows From Financing Activities
 Principal payments on notes payable                 -         (825,852)
 Proceeds from issuance of debentures                -        1,591,336
                                           -----------      -----------
   Net Cash Provided By Financing Activities         -          765,484
                                           -----------      -----------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                         223,359           37,900
                                           -----------      -----------

Net Increase (Decrease) In Cash and Cash
  Equivalents                                 (529,695)         380,423

Cash and Equivalents at Beginning of Period    595,335        1,047,141
                                           -----------      -----------
Cash and Equivalents at End of Period      $    65,640      $ 1,427,564
                                           ===========      ===========

The accompanying notes are an integral part of these financial statements.



                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED) (CONTINUED)


Supplemental  Disclosure  of  Noncash  Investing  and   Financing
Activities

During the three months ended March 31, 2001, EuroGas accrued preferred dividends of $33,246.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's amended report on Form 10-K/A for the year ended December 31, 2000. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

Business Condition-Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $130,290,504 since their inception in 1995 through March 31, 2001. EuroGas has had losses from operations and negative cash flows from operating activities during the year ended December 31, 2000 and the three months ended March 31, 2001, excluding cash flows provided by Big Horn Resources, Ltd. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at March 31, 2001 and December 31, 2000, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Further, EuroGas is dependent on improvement in oil and gas prices in order to establish profitable operations from oil and gas production. As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries and EuroGas' share of properties held through joint ventures from the date of acquisition. The Company's investment in
Big Horn Resources, Ltd., in which its holding was less than 50%
at March 31, 2001, is accounted for by the equity method. Accordingly, the Company's share of the net income of Big Horn Resources Ltd. is
included   in  the  consolidated  net  income  of  EuroGas.   All
significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - MINERAL INTERESTS IN PROPERTIES

Big Horn Resources, Ltd. - On February 22, 2001, EuroGas announced its intention to sell up to 8,000,000 of its 14,100,000 common shares of Big Horn Resources Ltd. From February 17, 2001 through March 16, 2001, EuroGas sold 2,140,500 shares of Big Horn Resources Ltd. for $1,135,014. As a result of the sales, EuroGas' interest in common stock of Big Horn was reduced from 50.1% to 42.5% and resulted in the investment in Big Horn being accounted for herein on the equity method rather than on a consolidated basis as was presented in the December 31, 2000 annual report on Form 10-K. During April 2000, EuroGas agreed to sell its remaining Investment in Big Horn Resources, Ltd. to Westlinks Resources Ltd. and receive approximately $1.4 million in cash and
$4.9   million  in  Westlinks  one-year  mandatorily   redeemable
preferred stock. For accounting purposes, the effective  date  of
the   change  to  the  equity  method  of accounting the  Company our  equity interest in Big Horn Resources, Ltd. is deemed to be
January   1, 2001. Summary financial information    for Big Horn
Resources for the three months ended March 31, 2001 is as follows:



                                             March 31,
                                                  2001
                                           -----------
  Current Assets                           $ 2,238,654
  Noncurrent assets                         16,764,403
                                           -----------
     Total Assets                          $19,003,057
                                           ===========
  Current Liabilities                      $ 7,067,465
  Noncurrent liabilities                     2,788,102
                                           -----------
     Total Liabilities                     $ 9,955,567
                                           ===========
     Stockholders' Equity`                 $ 9,147,491
                                           ===========
     EuroGas' Equity Investment            $ 4,041,231
                                           ===========

                                           Three Months
                                              Ended
                                             March 31,
                                                 2001
                                           -----------
  Oil Gas Sales                            $ 1,936,923
                                           ===========
  Net Income                               $   719,819
                                           ===========

Talc Mineral Interest - During 1998, EuroGas acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, EuroGas determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of EuroGas in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, EuroGas reimbursed Oxbridge Ltd. for their payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment.

On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont
Resources, Inc. ("Belmont") in exchange for EuroGas issuing 12,000,000 common shares. EuroGas agreed to register the common shares issued. EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, EuroGas has agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont.



EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty to Belmont. In connection with the purchase, Rozmin s.r.o. granted a royalty to Belmont a two percent royalty on the gross revenues from any talc sold. Notwithstanding the commitment Belmont made to EuroGas to provide $1,000,000 in debt funding to the talc project described above, EuroGas agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002, and if not in commercial production within one year, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc. board of directors for not less than one year.

In connection with the acquisition, EuroGas further modified the options held by Belmont for the purchase of 2,500,000 common shares at $0.82 per share to being exercisable at $0.40 per share. The modification to the options increased their fair value on January 4, 2001, the date modified, by $143,560. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.0%; expected dividend yield of 0%; volatility of 111% and an expected life of 1.5 years. Upon closing of the transaction, the purchase of the additional 57% interest in Rozmin s.r.o. will be recorded at $3,807,560, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options and the cash to be paid. If additional common shares are issued in the future under the guarantee of the future market value of the Company's common shares, no additional cost will be recognized.

EuroGas acquired the original 24% mineral interest through the acquisition of a 53% interest in Rima Muran s.r.o. whose principal asset is the 24% investment in Rozmin s.r.o. Rima Muran s.r.o. has an obligation to fund 33% to 39% of the projected $5,000,000 capital cost requirements by virtue of its 53% ownership of Rima Muran. Rima Muran s.r.o. does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by EuroGas. In addition, EuroGas has the obligation to provide 57% of the capital cost requirements as a result of the purchase of the 57% interest from Belmont in March 2001.

NOTE 3 - ACCRUED SETTLEMENT OBLIGATIONS

FCDC Settlement Agreement and Contingently Issuable Common Shares
- On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd., an Ireland Corporation ("FCDC") in the amount of $19,773,113. On June 16, 2000, EuroGas entered into a memorandum of understanding with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, EuroGas agreed to do the following:

   -  issue to FCDC 3,700,000 common shares,
   - grant FCDC options to purchase 3,000,000 common shares at an exercise price of $0.65 per share during the 30 day period commencing June 30, 2001,
   - guarantee that the market price of the common shares issuable upon exercise of the options would be $3.00 per share on the date of exercise by compensating FCDC in cash or common shares in an amount equal to the difference between $3.00 and the market price,
   - guarantee that the common shares issuable upon exercise of the options will retain a value of $3.00 per share throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or common shares, with respect to the 400,000 shares FCDC is permitted to sell during every month, in an amount equal to the difference between $3.00 per share and 90% of the highest quoted market price per share during each month,


   - cause EuroGas GmbH, a wholly-owned, Austrian subsidiary of EuroGas, to back up the guarantee by pledging its stock in Rima Muran s.r.o., which indirectly held, at the time of the agreement, a 24% interest in a talc deposit in Slovakia,
   - nominate a designee of FCDC to serve on the board of directors of EuroGas,
   - register for resale all of the common shares issued to FCDC pursuant to the settlement agreement.

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

McKenzie Bankruptcy Claim and Proposed Settlement - A bankruptcy trustee appointed in the McKenzie Methane Corporation Bankruptcy (the "McKenzie Estate") and its shareholders' bankruptcy cases (the "Trustee") (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex Methane, a Polish corporation) has asserted claims based upon their alleged lending activities with the former owner, and to the proceeds that EuroGas was to have received from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex Methane gas concession in Poland, which agreement was subsequently terminated. The Trustee's claim was apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession) from persons who were acting as nominees for the McKenzie Estate, or in fact may be operating as a nominee for the McKenzie Estate, and therefore, the creditors of the McKenzie Estate are the true owners of the proceeds received or to have been received from the sale of the subsidiary to EuroGas and from the exploration and development of the Pol-Tex Methane concession. In addition, the McKenzie Estate claims that the stock or cash paid by EuroGas, including outstanding preferred stock, should be turned over to the McKenzie Estate. EuroGas believed that the claim was without merit based on the fact that a condition of a prior settlement with the principal creditor of the estate bars any such claim, that the Trustee has no jurisdiction over Pol-Tex Methane or its interests held in Poland, that EuroGas paid substantial consideration for GlobeGas, and that there is no evidence that the creditors invested any money in the Pol-Tex Methane concession.


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

During October 2000, the Company entered into a mediation settlement agreement with the Trustee to resolve all related disputes and issues. Under the terms of the agreement, the Company agreed to pay $1,500,000 by December 31, 2000, execute a promissory note for $1,500,000 payable to the Trustee, bearing an interest rate of 8% per annum and maturing on December 31, 2002, issue 2,000,000 common shares to the Trustee, issue 2,800,000 warrants to the Trustee with an exercise price of $0.405 per share and expiring in October 2002, and indemnify the Trustee against any claims filed by Bertil Nordling in the McKenzie Estate bankruptcy cases. The Company agreed to file, for the benefit of the Trustee, a registration statement by January 15, 2001 for the registration of the common shares to be issued and the common shares underlying the exercise of the warrants. In return, EuroGas and its affiliates will receive a global release from the Trustee and Kukui (and its affiliates) releasing EuroGas from all claims they could assert against EuroGas. The Company has not issued the common shares, the warrants or the promissory note to the Trustee. The agreement was subject to execution of a final settlement agreement and Bankruptcy Court approval. Since EuroGas failed to pay the $1.5 million due December 30, 2000, the final settlement agreement was never drafted and no further action was taken in connection with the mediated settlement agreement. EuroGas is currently attempting to revive settlement negotiation with Kukui and the Trustee.

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

The Company recorded a litigation settlement expense and a related accrued settlement obligation in the amount of $4,583,824 during the fourth quarter of 2000 relating to the mitigation settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 2,000,000 common shares to be issued were valued at $810,000, or $0.41 per share, based on the closing market price of the common shares on October 20, 2000. The warrants to be issued to purchase 2,800,000 common shares were valued at their fair value of $773,824, or $0.28 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, and expected volatility of 136%, and expected life of two years. Interest has been accrued on $1,500,000 of the accrued settlement obligation at the rate of eight percent per annum through December 31, 2000.

Kukui, Inc. and Settlement - In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Bishop Estate, Kukui's parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

In December 1999, EuroGas entered into a settlement agreement with Kukui, the Bishop Estate and the McKenzie Bankruptcy Trustee, which was intended to resolve all claims made by Kukui and the Bishop Estate against EuroGas. Under the terms of the settlement agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 at December 31, 2000 for the estimated cost of settling the claim includes an estimated default penalty and interest. At December 31, 2000, EuroGas was delinquent in its payments under the settlement agreement.

Winzer-Mauer Claim and Proposed Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. The Company also agreed to issue warrants to purchase 5,200,000 common shares at $1.00 per share. The warrants, when issued, will expire on January 15, 2002.
The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares to be issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, expected volatility of 136%, and expected life of 1.2 years. The accrued settlement obligation was reduced upon the issuance of 877,983 of the required 3,800,000 common shares at the date of the settlement agreement. The shares issued were valued at $298,514, or $0.34 per share. The balance of the accrued settlement obligation relating to the settlement with Winzer-Mauer at December 31, 2000 was $1,566,358.

Other - An accrued liability payable to a law firm for legal services in the amount of $122,053 at March 31, 2000 is secured by 1,000,000 shares of Teton Petroleum Company.



NOTE 4 - NOTES PAYABLE TO RELATED PARTIES


Notes payable to related parties were as follows:
                                                  March  31,     December 31,
                                                       2001             2000
                                                  ---------      -----------

Loan from an officer, due in 2001, interest at
  WSJ Prime +2%, secured by 150,000 shares of
  Big Horn Resources Ltd. common stock            $ 100,000      $   100,000
Loans from companies associated with a director,
  due in 1999  and 2000 with interest at 7% to
  10%, unsecured                                    352,051          352,051
Loan from a director, due in 1999 and 2000,
  and 2001, interest: 7.5% to 10%, unsecured          5,549            5,549
                                                  ---------      -----------
Total Notes Payable to Related Parties            $ 457,600      $   457,600
                                                  =========      ===========
NOTE 5 - NOTES PAYABLE

                                                  March  31,     December 31,
                                                       2001             2000
                                                  ---------      -----------

Loans and notes payable were as follows:
Loans  due 1999 and 2000, interest at 10%,
  unsecured                                       $  29,531      $    29,531
Line of credit with a bank, payable by a
  subsidiary on demand with interest at 1%
  above the bank's prime,  and  secured  by
  all  of  the  subsidiary's  assets                      -        3,204,480
                                                  ---------      -----------
Total Notes Payable                               $  29,531      $ 3,234,011
                                                  =========      ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

EuroGas  entered  into  a  purchase  agreement  to  acquire   the
remaining 57% interest in Rozmin, s.r.o., as described in Note  2
- Mineral Interests in Properties.

Related  party  loans are described in Note 4--Notes  Payable  To
Related Parties. A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as accrued liabilities payable to related parties in the amount of $981,983 and $1,392,789 as of March 31, 2001 and December 31, 2000,
respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

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

The following is a summary of the preferred stock outstanding at March 31, 2001:


                                             Liquidation Preference      Annual Dividend Requirement
                                Shares    ---------------------------    ---------------------------
      Designation          Outstanding    Per Share             Total      Per Share           Total
-------------------------  -----------    ----------      ------------   -----------    ------------
1995  Series               2,391,968      $     0.10      $    239,197   $      0.05    $    119,598
1997  Series A Convertible       260        1,000.00           260,000         60.00          15,600
                           ---------                      ------------                  ------------
Total                      2,392,228                      $    499,197                  $    135,198
                           =========                      ============                  ============

Common Stock
During March 2001 EuroGas issued 100,000 shares of stock for professional services provided to the Company. The issuance was valued at $48,440, or $0.48 per share.

EuroGas is under commitment to issue a substantial number of shares of common stock to FCDC under a settlement obligation as described in Note 3. In addition, EuroGas will issue 12,000,000 common shares for the purchase of a 57% interest in Rozmin s.r.o. as described in Note 2.

NOTE 8 - STOCK WARRANTS

On January 4, 2001, the Company amended its agreement with Belmont Resources, Inc. by reducing the exercise price on the 2,500,000 warrants from $0.82 per warrant to $0.40 per warrant. This repricing of warrants resulted in the Company recognizing an additional $143,560 of expense during the first quarter ended March 31, 2001.

At March 31, 2001, the Company had warrants outstanding to purchase 40,892,856 common shares, respectively.

NOTE 9 - COMPREHENSIVE LOSS
                                               March 31,   December 31,
                                                   2001           2000
                                            -----------    ------------
      Loss  Applicable to Common Shares     $(1,241,904)   $ (4,157,696)
                                            -----------    ------------
      Net change in cumulative foreign
        currency translation adjustment          54,677        (201,708)
                                            -----------    ------------
      Comprehensive  Loss                   $(1,296,581)   $ (4,359,404)
                                            ===========    ============

      Accumulated other comprehensive loss consisted of the following at March 31, 2001:

      Unrealized  loss on securities
        available-for-sale                  $        84
      Cumulative foreign currency
        translation adjustment               (3,720,810)
                                            -----------
     Accumulated Other Comprehensive Loss   $(3,720,726)
                                            ===========



NOTE 10 - CONTINGENCIES AND COMMITMENTS

The Company is obligated to register common shares issued to FCDC upon exercise of 3,000,000 options and to pay, either in cash or additional common shares, at the Company's option, the difference between $3.00 per share and the market value of the common shares sold or deemed sold by FCDC.

EuroGas' subsidiary, GlobeGas BV, has applied for a reduction in an income tax liability in the Netherlands of an amount equivalent to approximately $615,598 at March 31, 2000. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. EuroGas' position is that the gain on the sale should not have been taxable to GlobeGas. It may be unlikely that EuroGas will prevail in its appeal to have the tax reduced. The liability is reflected in EuroGas' financial statements.

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

NOTE 11 - SUBSEQUENT EVENTS

During April 2001, EuroGas issued 100,000 restricted common shares to an unrelated company for a reduction in an accrued liability to the company.

During May 2001, the EuroGas Board of Directors approved the issuance of 12,000,000 common shares to Belmont for the purchase of a 57% interest in Rozmin s.r.o. as described herein.


ITEM  2. Management's  Discussion and  Analysis  of  Financial
         Condition and Results of Operations.

                             General

     We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talcand other minerals. We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We are also involved in several planning-stage co-generation and mineral reclamation projects. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

     When used herein, "we", the "Company" and "EuroGas" includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas (UK)
Limited, Danube International Petroleum Company, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie SP. zo.o., Energetyka Lubuska, Danube International Petroleum Holding B.V., and the NAFTA Danube Association.

            Summary Description of Current Activities

     Activities in Slovakia. We are pursuing three projects in Slovakia, including the development of the Gemerska-Poloma Talc Deposit located near Roznava. As of December 31, 2000, we owned a 55% interest in Rima Muran s.r.o., which in turn owned a 43% interest in this talc deposit, with the remaining 57% interest being held by Belmont Resources, Ltd, a Vancouver, British Columbia entity and an affiliate of a significant shareholder and director of EuroGas. In February 2001, we entered into an agreement to acquire Belmont Resources' 57% interest, in exchange for 12 million shares of our common stock, with registration rights, and a two percent royalty interest in the project. The construction of the talc mine is scheduled for completion in late 2001. On May 14 a conditional approval from the Canadian Venture Exchange (CDNX) was given. The final approval shall be given when CDNX is given evidence of the Belmont shareholder approval of the transaction.

     Our remaining two Slovakian projects involve the exploration for oil or natural gas in the Trebisov gas field in eastern Slovakia and the 2000 square kilometer Medzilaborce concession in the northeastern corner of Slovakia. Each of the projects is at an exploratory or appraisal stage.

Activities  in  Canada.  We hold a 7.5% interest  in  the  Beaver
River natural gas project, which is an attempt to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Previousely we held a 15 % interest, but were threatened wtih a lawsuit from the former owners represented by Fred Oliver et.al. A settlement was reached in 2000 whereby half of our interest in the Beaver River project was returned in exchange of half of the EuroGas shares that were originally issued to the former owners.

       According to the operator of the Beaver River project, Questerre Beaver River, Inc. ("Questerre"), the A5 re-entry well has been in production since March 20, 2001, and Questerre is planning the next re-entry well.

       As of December 31, 2000, we held an equity interest of 50.1% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer ("Big Horn"). Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although we have one seat on Big Horn's board of directors, we are not involved in the day-to-day management or operations of Big Horn. In February 2001, the Company sold 2,140,500 shares of Big Horn for approximately $ 0.52 per share, leaving the Company to hold 42.5 % of the shares. The Company also intends to sell the remaining shares that it owns of Big Horn, and during April 2001 Big Horn announces sale of 100% of its outstanding common stock to West Lakes Resources, Ltd (Nasdqa:WLKS). We will receive cash proceeds of $0.142 per share upon the closing and $0.478 per share of one-year mandatorily redeemable preferred stock for each of our Big Horn shares held as of April 25, 2001. The proceeds shall go towards financing projects in Poland and developing the talc mine in Slovakia, in which the Company has increased its investment.


     Activities in Poland. On May 19, 1999, EuroGas Polska, our wholly owned subsidiary entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12-24 month construction process can commence. The decision to start the project was delayed by one year due to increased in gas prices and static prices of electricity. If the ratio between the price of gas and electricity improves, then we may enter into a final agreement by the end of 2001.

     Activities in Sakha Republic. In 1997, we acquired OMV (Jakutien) GmbH, which held a 50% interest in the TAKT Joint Venture, an entity based in Yakutsk, Sakha Republic, Russia. The TAKT Joint Venture held two oil and gas exploration licenses in Yakutsk. We participated in a program of seismic reprocessing of over 1,700 km of data and its interpretation prior to the expiration of the licenses in October 1998. During 2000 the government of Sakha, Russia disfranchised the joint venture. We have entered into negotiations to renew the licenses to allow us to drill a test well. However, the delay in the construction of the pipeline and the disfranchisement of the joint venture may greatly diminish the value of the Sakha project, and the Company may eventually be forced to abandon the project. Accordingly the carrying value has been adjusted to zero.

     Activities in the United Kingdom. In 1999, we entered into an agreement with SlovGold GmbH, an Austrian company with headquarters in Vienna, and an affiliate of a significant shareholder and director of EuroGas, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. In order to minimize the amount of capital we were required to contribute to the pilot program, we entered into discussions with UK Gas, to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable to reach a final agreement with UK Gas, however, and the Company has halted further involvement with this project.

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

     Proposed Merger with Teton Petroleum Company.
     On December 27, 2000 we ended merger talks with Teton. Through the exercise in 2000 of a convertible debenture, EuroGas now holds 1.7 million Teton shares, along with 1.0 million shares previously issued to EuroGas as a result of a August 2000, standstill agreement with Teton. EuroGas' 2.7 million shares of Teton comprise 12.1% of Teton's total issued and outstanding shares.


Outlook

In the past, the Company has focused its resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. The Company believes that its investment in such early-stage projects will prove profitable in the long-run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out its holdings, the focus of the Company's acquisition, investment and development strategy should be on hydrocarbon and mining projects that have the potential to generate short-term revenues.

GENERAL. In February the company sold 7.5 % of the shares which gave the controlling interest in Big Horn reducing the ownership to 42.5 % This gives a big impact on the financial statements as Big Horns balance sheet and income statement is no longer consolidated into Eurogas financial statements. The company also had fairly large write down/off of assets in 2000. This reduces the amortization and depletion in 2001.


REVENUES. As a result of the Company's sales of the controlling interest in Big Horn, the Company's oil and gas sales for the three months ended March 31, 2001 was almost 0 compared to oil and gas sales of $1,783,805 for the three months ended March 31, 2000.

OPERATING EXPENSES. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment and impairment of mineral interests and equipment. Due to the non consolidation of Big Horn the oil and gas production expenses decreased from to $656,110 for the three months ended March 31, 2000 to zero during the three months ended March 31, 2001. General and administrative expenses were $1,509,285 for the three months ended March 31, 2001 compared to $1,837,996 for the three months ended March 31, 2000. For the latter period $93,617 was related to Big Horn indicating that there was a decrease of 15 % in the Company's administrative expenses.

Depreciation and amortization expenses were $5,435 for the three months ended March 31, 2001 compared to $415,352 for the three months ended March 31, 2000. Such decrease is again related to the difference in the accounting of Big Horn.

In addition, during the three months ended March 31, 2001. the Company incurred an interest expense of $171,000 compared to an interest expense of $2,776,095 for the three months ended March 31, 2000. The primary reason for such decrease in interest expense was the beneficial conversion feature associated with the issuance of $3,000,000 in Convertible Debentures on January 12, 2000 at a conversion rate that was less than market value on the date of issuance. When issuing convertible debt, the Company had to recognize an interest expense in an amount equal to the number of shares of Common Stock issuable upon conversion multiplied by the difference between the conversion rate and market value of a share of Common Stock on the date of issuance.

The Company also recognized a loss of $300,227 from a minority interest in a consolidated subsidiary during the three months ended March 31, 2000. This $300,227 minority interest loss is included to account for the interest of the minority shareholders in Big Horn, so that the net income figures set forth on the Statement of Operations for 2000 reflect only EuroGas' approximately 51% interest in Big Horn. An income in the unconsolidated subsidiary Big Horn was recognized with $341,843 for the three months ended March 31 2001.

INCOME TAXES. Historically, the Company has not been required to pay income taxes, due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $130 million as of March 31, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

NET LOSS. The Company incurred net losses of $1,208,659 and $4,119,347 for the three months ended March 31, 2001 and 2000, respectively. These losses were due in large part to the absence of revenues, combined with continue administrative, production, depreciation and other recurring continuing expenses and for year 2000 a significant one-time expense associated with the beneficial conversion feature in the January 12, 2000 Convertible Debentures.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized $187,608 and $47,046, in gains as a result of currency transactions in the three months ended March 31, 2001 and 2000, respectively. The Company had a cumulative foreign currency translation adjustment of $3,720,810 at March 31, 2001. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.


CAPITAL AND LIQUIDITY. The Company had an accumulated deficit of $130,290,504 at March 31, 2001, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. At March 31, 2001, the Company had total current assets of approximately 800,000 and total current liabilities of approximately $15.5 million resulting in a negative working capital of approximately $14.7 million. As of March 31, 2001, the Company's balance sheet reflected approximately $9.6 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout  its existence, the Company has relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. During the three months ended March 31, 2001, the Company received approximately $ 1.1 million in cash from the sales of 2,140,500 Big Horn shares. The net cash received during the three month period ended March 31, 2000 was used primarily for general and administrative expenses. While the Company had cash of approximately $65,640 at March 31, 2001, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the mineral properties in which it has an interest and potential litigation liabilities. Excluding potential litigation costs and liabilities, the Company estimates its financial commitments for the remaining nine months of 2001 will be approximately $ 4 million. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements.

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


INFLATION.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS.

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. Such statements can be identified by the use of the words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering such statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are the Company's ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; the Company's efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of the Company's exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the Company's marketing efforts; the ability of the Company to obtain the necessary financing to successfully pursue its business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland and Slovakia) are in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself, government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company conducts business in many foreign currencies. As a result, it is subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows which it receives from its foreign operations. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in US dollars, in interest-bearing accounts, until payments in foreign currency are required, but does not reduce this risk by utilizing hedging activities.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.


The principal portion of the Company's active litigation, as described in the following seven paragraphs involve matters relating to Kukui and the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). In 1996, Kukui, Inc. ("Kukui"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with alleged lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. These claims were resolved pursuant to a settlement agreement entered into in November, 1996 (the "Kukui Settlement Agreement"). Under the terms of the settlement agreement, the Company issued to the Bishop Estate (Kukui's parent)100,000 shares of restricted Common Stock and an option to purchase up to 2,000,000 shares of Common Stock at any time prior to December 31, 1998. The option exercise price was $3.50 per share if exercised within 90 days of the execution of the agreement with Texaco (the "Texaco Agreement"); $4.50 per share if exercised prior to December 31, 1997; and $6.00 per share if exercised prior to December 31, 1998. The Company also granted registration rights with respect to the securities.

      In March, 1997, a Trustee over certain of the individual McKenzies and other related entities asserted a claim to the proceeds that the Company would receive from the Texaco agreement and exploitation of the Pol-Tex Concession in an action entitled:
Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively) W. Steve Smith, Trustee, Plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, Defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division). The Trustee's claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) from persons or entities acting as nominees for the McKenzies, and that therefore McKenzies' creditors were the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. (Kukui is also the principal creditor of the McKenzies in these other cases.) The Company has contested the jurisdiction of the Court to hear the Trustee's claims against a Polish corporation (Pol-Tex) and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Poltex and parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession. In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in this action and in adversary proceeding 97-4155 (described below), seeking to add new parties and assert additional causes of action against Eurogas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, the Motion to Amend was approved by the bankruptcy court. The
Trustee alleges in these causes of action that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to conceal the proceeds from the sale of the Policy Concession from the Trustee. The Company is vigorously defending this suit.

      In March of 1997, the Trustee brought a related suit styled
W. Steve Smith, Trustee, plaintiff v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., Adv. No. 97-4155 in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter-egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. The Company believes that it has been named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, as amended, and is currently pending before the court. Currently, a trial is set on this consolidated adversary proceeding in July, 2001.

      In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al Adversary No. 99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the Defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff, vs. Eurogas, Inc., GlobeGas, B.V.,. Pol-Tex Methane, SP. Z.O.O. Adversary No. 99-3444. This suit seeks damages in excess of $170,000 for the Defendants alleged violation of an agreement with the Trustee executed in March 1997, which agreement, in part, allowed the Texaco Agreement to proceed. Eurogas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court. Eurogas is engaged in on-going settlement negotiations to resolve all litigation with the Trustee.

      On August 21, 1997, Kukui, Inc. asserted a claim against EuroGas, Inc. in an action entitled Kukui, Inc. v. EuroGas, Inc., Case No. H-972864 United States District for the Southern District of Texas, Houston Division. The case has subsequently been transferred to the United States District Court for the District of Utah, Central Division. Kukui's claim is based upon an alleged breach of the Kukui Settlement Agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of 100,000 shares delivered to Kukui in connection with the settlement. In addition, the Bishop Estate, Kukui's parent, has entered a claim for failure to register the resale of the shares subject to its option to purchase up to 2,000,000 shares in the Company's common stock. The Company has denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract.

      In  early  December,  1999,  Eurogas  signed  a  settlement agreement with Kukui, the Bishop Estate and the bankruptcy Trustee, which, if fully performed, would have resolved all claims made by Kukui and the bankruptcy Trustee in the aforementioned litigation. That settlement, in part, required Eurogas to pay a $900,000 note over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the settlement. Pursuant to the settlement, the Company made the first six monthly payments to Kukui, executed all pleadings required to be submitted to the United States District Court, District of Utah, and issued to Kukui, Inc. 100,000 shares of restricted common stock. The Company then failed to make the remaining payments due of the $900,000 note. Further, in January 2000, the Trustee declared that certain conditions precedent set forth in the settlement agreement have not been met. The Company is currently engaged in settlement negotiations to reinstate the settlement. If the settlement agreement does not resolve the foregoing litigation, the Company intends to vigorously defend the litigation.

      In October 2000, the Company attended mediation with the Trustee, Kukui, the McKenzies, and Wolfgang and Reinhard Rauball to address resolution of all disputes and issues arising out of the Steve, Tim & Mike McKenzie bankruptcy cases. A mediation settlement agreement was reached under which the Company agreed to do the following: (i) pay the Trustee $1.5 million by December 31, 2000, (ii) execute a promissory note for $1.5 million payable to the Trustee, bearing interest at 8% per annum, maturing on December 31, 2002, (iii) file for the benefit of the Trustee a S-3 registration statement by January 15, 2001, for 2 million shares of the Company's common stock, with a piggyback shelf registration of 2.8 million warrants having a strike price equal to the closing U.S. market price of the Company's common stock on October 20, 2000, (iv) make the past due installments under the Kukui Settlement Agreement described above, (v) provide certain documentation to the Trustee, (vi) waive and not assert any claims in the McKenzie bankruptcy cases, and (vii) indemnify the trustee against any claims filed by Bertil Nordling in the
McKenzie bankruptcy cases. In return, the Company and its affiliates will receive a global release from the Trustee and Kukui (and its affiliates) releasing the Company from all claims that could be asserted by these parties. This agreement was subject to execution of a final settlement agreement and Bankruptcy Court approval. Since Eurogas failed to pay $1.5 million due December 30, 2000, the final settlement agreement was never drafted and no further action was taken in connection with the mediated settlement agreement. Eurogas is currently attempting to revive settlement negotiations with Kukui and the Trustee.

     On October 11, 1999, an action was filed against the Company entitled "Fred L. Oliver. Petroleum Ventures of Texas, R.A. Morse and R.A. Morse, Trustee, Plaintiffs vs. Eurogas, Inc. and Beaver River Resources, Ltd., Defendants" in the State District Court of Dallas County, Texas, Cause #DV99-08032-A. In this action, Plaintiffs asserted that the Company breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to Plaintiffs in connection with the Company's acquisition of its interest in Beaver River Resources, Ltd. The action sought rescission of the agreement, or in the alternative, damages, and includes claims for costs, attorneys' fees and interest. The Company filed an answer denying the allegations contained in the lawsuit. A settlement was reached whereby half of the Company's interest in the Beaver River project was returned in exchange of half of the shares that were issued.

     For the 1992 year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though it had significant operating losses. The amount fluctuates on our financial statements due to adjustments in exchange rates. As of December 31, 2000, the income tax liability recorded in our financial statements was $692,431. Eurogas has appealed the assessment and proposed a settlement which would result in a reduction in the tax to $42,000. However, we may not be successful in our appeal. Pending final resolution, a liability for the total amount assessed will continue to be reflected on Eurogas' financial statements.

      On April 13, 2001, Geocon Group Services, Ltd. filed suit against Eurogas styled Geocon Group Services, Ltd. v. Eurogas, Inc., Civil No. 010404108, in the Salt Lake County Court, Sandy Department, Third District Court, State of Utah. The suit seeks $45,163.44 for services allegedly performed by Geocon. Eurogas is attempting to resolve this litigation. If the suit is not resolved promptly, Eurogas will answer and defend the suit.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits - none

Reports on Form 8-K - none.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                             EUROGAS, INC.




Dated:    May 21, 2001       By: /s/  Borre Dahl
                                 -----------------------------
                                 (Borre Dahl, Principal
                                  Financial and Accounting Officer)