Form 10-K/A
period 2000-12-31
EUROGAS INC
filed 2001-06-08
CIK 783209

_________________________________________________________________
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
                         Amendment No. 1

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                        DECEMBER 31, 2000

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                     FROM _______________ TO _______________

                          EUROGAS, INC.
                          -------------
                   (Exact name of registrant as
                    specified in its charter)


      Utah                    000-24781                87-0427676
      ----                    ---------                ----------
 (State or other       (Commission File No.)         (IRS Employer
 jurisdiction of                                   Identification No.)
  incorporation)

                         Kaertnerring 5-7
                              Top 4D
                      A-1015 Vienna, Austria
                     -----------------------
                (Address  of principal executive
                  offices, including zip code)

   Registrant's telephone number, including area code:  (43)1-513-9404

      Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value                 None
------------------------------                ------
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

      The aggregate market value of the common stock held by non-affiliates of the Registrant on March 31, 2001, based upon the closing bid price for the common stock of $0.266 per share on March 29, 2001, was approximately $31,545,833. Common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant has been excluded. As of April 24, 2000, the Registrant had 127,196,460 shares of common stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

      EuroGas,  Inc.  (the "Company") hereby  amends  its  Annual
Report on Form 10-K for the year ended December 31, 2000, to include the information and financial statements set forth herein.

                TABLE OF CONTENTS TO FORM 10-K/A
                                                                   PAGE
                             PART I

Items 1 and 2.  Business and Properties                              1

Item 3.         Legal Proceedings                                   22
Item  4.        Submission of Matters to a Vote of Security
                Holders                                             24

                             PART II

Item  5         Market for the Registrant's Common Stock and
                Related Shareholder Matters                         25

Item 6.         Selected Financial Data                             27

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 28

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk                                         32

Item 8.         Financial Statements and Supplementary Data         33

Item 9.         Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure              33

                            PART III

Item 10.        Directors and Executive Officers of the Registrant  34

Item 11.        Executive Compensation                              36

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                      42

Item 13.        Certain Relationships and Related Transactions      44

                             PART IV

Item 14.        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                 44

                Documents Filed
                1. Financial Statements
                2. Financial Statement Schedule
                3. Exhibit List
                Reports on Form 8-K
                Exhibits
                Financial Statement Schedules

SIGNATURES                                                          51

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

Activities  in  Canada.  We hold a 7.5% interest  in  the  Beaver
River natural gas project, which is an attempt to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Previousely we held a 15 % interest, but were threatened with a lawsuit from the former owners represented by Fred Oliver et.al. A settlement was reached in 2000 whereby half of our interest in the Beaver River project was returned in exchange of half of the EuroGas shares that were originally issued to the former owners.

       According to the operator of the Beaver River project, Questerre Beaver River, Inc. ("Questerre"), the A5 re-entry well has been in production since March 20, 2001, and Questerre is planning the next re-entry well.

     As of December 31, 2000, we held an equity interest of 50.1% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer ("Big Horn"). Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Although we have one seat on Big Horn's board of directors, we are not involved in the day-to-day management or operations of Big Horn. In February 2001, we divested a portion of our holdings in Big Horn, and we are in the process of selling our remaining investment as well, in order to focus on the Gemerska Poloma Talc Deposit, Beaver River, and our projects in Central Europe.

     Activities in Poland. On May 19, 1999, EuroGas Polska, our wholly owned subsidiary, entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurisation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12-24 month construction process can commence. The decision to start the project was delayed by one year due to increased in gas prices and static prices of electricity. If the ratio between the price of gas and electricity improves, then we may enter into a final agreement by the end of 2001.

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

     Activities in the United Kingdom. In 1999, we entered into an agreement with SlovGold GmbH, an Austrian company with headquarters in Vienna, and an affiliate of a significant shareholder and director of EuroGas, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. In order to minimize the amount of capital we were required to contribute to the pilot program, we entered into discussions with UK Gas to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable to reach a final agreement with UK Gas, however, and the Company has halted further involvement with this project.

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

     Proposed Merger with Teton Petroleum Company. On April 5, 2000, we entered into a Master Transaction Agreement with Teton Petroleum Company, a Delaware corporation ("Teton"), and Goltech Petroleum, LLC ("Goltech"), a Texas limited liability company and wholly owned subsidiary of Teton. The Master Transaction Agreement and accompanying documents contemplated a merger with Teton, the purchase by EuroGas of a 35% membership interest in Goltech, and our providing a credit facility to Goltech. During the first half of 2000, we paid a $300,000 deposit toward the purchase of Goltech, and loaned $500,000 to Goltech under the credit facility, which was convertible into equity of Goltech. During the second half of 2000, we advanced Teton $500,000 and received a convertible debenture from Teton therefore.

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

     Through exercise of a convertible debenture, EuroGas now holds 1.7 million Teton shares, along with 1.0 million shares previously issued to EuroGas as a result of an August 2000, standstill agreement with Teton. EuroGas' 2.7 million shares of Teton comprise 12.1% of Teton's total issued and outstanding shares.

     The   following  table  provides  a  brief  summary  of  the
principal projects in which we are presently engaged. These projects are described in greater detail in the pages that follow the table.


               Summary of Existing EuroGas Projects

Country   Nature/Name of Project   Ownership Interest  Status of Project
--------  ----------------------   ------------------  -----------------
                                   (% Interest-Form)

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

          .  Beaver River Natural  7.5%_Joint          Production has
             Gas Field             Venture             commenced in
                                                       2001 from the
                                                       A5 re-entry well

Poland    .  Polish Methane Gas
             Concessions

          .  112 sq. km.           100%-Subsidiary     Pre-exploration
             Concession

          .  Carpathian Flysch/    100%-Subsidiary     Evaluating seismic
             ForeDeep Oil &                            data prior to
             Gas Field                                 drilling

          .  Carpathian New        100%-Subsidiary     Final concession
             Concession (1,100,000                     granted in
             acres in southeastern                     September 2000
             Poland)

          . Energetyka Lubuska     100%-Subsidiary     Negotiating joint
                                                       venture; Pre-
                                                       exploration; on
                                                       hold pending
                                                       improvement in
                                                       prices of electricity

Slovakia  .  Slovakian Oil & Gas   50%-Joint Venture   Testing/drilling
             Joint Venture-Trebisov                    (some proven reserves;
             Natural Gas Reservoir                     title issues)

          . Envigeo Oil and Gas    51%-Joint Venture   Pre-exploration

          . Gemerska Talc Deposit  23%-2nd Tier        Testing complete;
                                   Subsidiary          seeking financing for
                                                       development; production
                                                       expected in late 2001

Slovenia  .  Operating Lubricant   Agreement to        Negotiations in process
             Refinery              Purchase From
                                   Government


                      Activities in Canada

     Big Horn Resources Limited

     As of December 2000, we held 14,000,000 shares of Big Horn common stock, representing a 50.1 % interest in Big Horn. Big
Horn currently produces approximately 1,000 barrels of oil equivalent per day.

     We are not engaged in the day-to-day management of Big Horn and its operations. As previously discussed, we have divested a portion of our investment in Big Horn.

     Beaver River Natural Gas Field

     We hold a 7.5% interest in the Beaver River natural gas project, which is an attempt to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Beaver River is the largest existing gas pool in British Columbia. It was shut down by its prior owner due to heavy water influx. Its prior owner produced substantial amounts of natural gas with peak production reaching 350 million cubic feet per day from five wells. Independent reservoir studies and government reports show substantial natural gas reserves at Beaver River, ranging between 1.5 and 3 Trillion Cubic feet.

      Previousely we held a 15 % interest, but were threatened with a lawsuit from the former owners represented by Fred Oliver et.al. A settlement was reached in 2000 whereby half of our interest in the Beaver River project was returned in exchange of half of the EuroGas shares that were originally issued to the former owners.

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

     On October 13, 1997, we received a concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 112 square kilometer coal bed methane concession located in the Upper Silesian Coal Basin. We conducted a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The results of the study suggest that the volume of gas in place can exceed 30 billion cubic meters. Additional work connected with evaluation of the productivity of the wells is under way. Although the property is carried in the books at zero value there is a possibility for success if a proper funding of the project can be obtained.

     Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields

     On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland. The agreement contemplates total expenditures by EuroGas of $15 million. To date, EuroGas Polska and Polish Oil have conducted and interpreted a $1.5 million, wide-line seismic work and geological exploration program in the Rymanow-Lesko area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on such program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Lesko area. If subsequent feasibility studies indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, further testing, regulatory approvals and construction will be required before commercial production can commence, which would take at least two years, and cost at least $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells, or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

     Carpathian New Concession

     On December 20, 1999, we executed a usufruct agreement with the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland. This agreement tentatively secured for us the exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland.

     On September 7, 2000, the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland granted EuroGas Polska a concession to explore and develop oil and gas on over one million acres in the Carpathian oil fairway. In May 2000, a report conducted by independent Polish oil and gas experts indicated potentially producing deposits in 12 exploration leads within this area, with the largest one potentially containing 300 million barrels of oil equivalent. On October 27, 2000, EuroGas Polska entered into a Joint Operation Agreement with Polish Oil. The agreement calls for Polish Oil to become the operator in the Carpathian Project. Separately,
Polish Oil and the Company have entered into a tentative agreement whereby Polish Oil will acquire 30% of EuroGas Polska.

     Our work on the Carpathian Project is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, obtaining regulatory approvals and construction will be required before commercial production could commence, at an estimated minimum cost of $3,000,000. We are currently negotiating concerning the possibility of forming partnerships with a few major international oil and gas companies.

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

     Gemerska Talc Deposit

      During 1998, we acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, we determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of the Company in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, we reimbursed Oxbridge Ltd. for its payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, we reclassified the payment to Oxbridge Ltd. as an increase in the cost of the
24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, we issued 2,391,162 shares of common, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, we had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment. In 2000 we pledged our shares in Rima Muran to FCDC as a collateral for fulfilling the settlement agreement of June 16, 2001

      On March 27, 2001, we entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont
Resources Inc. ("Belmont"), a related party, in exchange for issuing 12,000,000 common shares of the Company, which carry registration rights. We have the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. We agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, we agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, we have agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont.

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

     We acquired the original 24% mineral interest in the Gemerska Talc Deposit through the acquisition of a 53% interest in RimaMuran s.r.o., whose principal asset is the 43% investment in Rozmin s.r.o. RimaMuran s.r.o. has an obligation to fund 33% to 39% of the projected $12,000,000 capital cost requirements over the next year. RimaMuran s.r.o. does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by the Company. In addition, we have the obligation to provide 57% of the capital cost requirements as a result of the purchase of the 57% interest from Belmont in March 2001.

     The Gemerska Talc Deposit is considered to be one of the richest and largest talc deposits in the world. The deposit, according to the Ministry of Environment of the Slovak Republic, contains 146.6 million tons of high-purity talc reserves. Mine construction, which began in August 2000, is scheduled for completion in the fall 2001, at which time talc production is scheduled to commence. Production is expected to reach 130,000 tons of talc annually. This would represent approximately 12% of the annual European talc consumption. We believe the exploitation of the Gemerska Talc Deposit will be particularly favorable due to strong global demand for talc.

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

     The Slovakian Oil & Gas Joint Venture drilled its initial well, Trebisov 5R, in what is known as the South Cluster. In the course of such drilling, a 980-meter thick gas column subdivided into an upper interval (appearing at 1575 meters - 2100 meters below ground level) and a lower interval (2100 meters - 2555 meters deep) was encountered. In December 1996, after hydrological fracturing, the upper interval tested 1 million cubic feet of gas ("MMcf") per day through a 10 millimeter choke with a flowing pressure of 450 pounds per square inch ("psi") and the lower interval tested 0.4 MMcf per day through a 8 millimeter choke, with a flowing pressure of 275 psi. The preliminary testing was conducted by Schlumberger, a well-known oil and gas service company, prior to the cleaning and removal of water from the well.

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

     Under the terms of the joint venture agreement, we were obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase have been expended and expenses associated with drilling are being paid 60% by us and 40% by NAFTA. When the cost of development and production exceeds $6.8 million, we will pay 50% of additional funds and NAFTA will pay the remaining 50%. This limit was exceeded during 1998. Nafta Gbely has now decided to unilaterally make an in-depth reservoir evaluation. After an evaluation of the results the joint venture partners shall decide whether to proceed with the gas field development. The joint venture agreement shall be re-negotiated and adjusted to reflect the funds spent by Nafta
Gbely for the reservoir evaluation.


     Envigeo-Carpathian Flysch Concession

     In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company which owns a 2,300 square kilometer appraisal and survey concession, the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries. Since 1998 we have undertaken geological reconnaissance work on the Medzilaborce concession in order to meet the concession requirements. We are currently negotiating for the participation of a major international independent oil company as our partner in this project.

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

     TAKT Exploration Blocks Near Lensk

     On June 11, 1997, we acquired all of the issued and outstanding stock of EuroGas Austria GmbH ("EG") (formerly known as OMV (Jakutien) Exploration GmbH). EG's primary asset is a 50% interest in the joint venture (known as "TAKT") with Sakhaneftegas, the national oil and gas company of Yakutia. The conversion of TAKT to a joint stock company with limited liability was approved by EuroGas and Sakhaneftegas on December 1, 1997. TAKT was formed to appraise, explore, develop, and export oil and gas reserves in two large areas in Yakutia. TAKT has negotiated a detailed agreement with Yakutia and the Russian Federation for the exploration, production, and development of hydrocarbons located in the areas of interest. The Company participated in a program of seismic reprocessing of over 1,700 km of data and its interpretation prior to the expiration of the licenses in October 1998. The Company has been negotiating to have the licenses renewed to allow the Company to move forward with choosing a drilling location for a future well. The negotiations, however, have been unsuccessful so far. During 2000 the government of Sakha, Russia disfranchised the joint venture. Accordingly the carrying value has been adjusted to zero.

                Activities in the United Kingdom

     We have entered into an agreement with SlovGold GmbH, an Austrian company, which is affiliated with a director and significant shareholder of EuroGas SlovGold GmbH, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, to test for coal bed methane gas. In order to minimize the amount of capital we need to contribute to conduct the pilot program, we have entered into discussions with UK Gas in order to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable, however, to reach a final agreement with UK Gas, therefore, so we discontinued any further involvement in this project.

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

     Oil and Gas Production and Production Costs. The following table sets forth the average sales price per unit of oil and gas produced and the average production cost per unit of production, which relate solely to the Company's operations in
Canada:


                                  For the year    For the year
                                     ended           ended
                                  December 31,    December 31,
                                     2000            1999
                                  ------------    ------------
Average sales prices
Liquids, per barrel                 $34.58         $13.56
Natural Gas per thousand             $3.70         $ 1.55
 cubic feet (Mcf)
Average production                   $7.43         $ 3.90
 cost, per barrel of
 equivalent oil(1)

(1)   Natural gas converted to barrels of equivalent  oil   at  a
rate of 10 mcf = 1 barrel of equivalent oil.

     Except for the oil and gas produced by Big Horn, we have not produced any gas or oil in any geographic area during our history. However, the test production by Questerra in the Beaver River project might indicate that this property also can produce gas in the near future.

     Productive Wells. _ The following table sets forth the number of gross productive wells and net productive wells in which we have a working interest.

        Productive Oil and Gas Wells at December 31, 2000

                  Productive Oil  Wells (1)  Productive  Gas Wells (1)
                      Gross(2)     Net (2)    Gross (2)     Net(2)
                      --------    --------    --------     --------
        Canada           19         7.8          29          8.7
Eastern Europe            _           _           _            _
    and Russia
                      --------    --------    --------     ---------
         Total           19         7.8          29          8.7

     (1)  Includes  wells producing or capable of producing,  and injection  wells temporarily functioning  as  producing
          wells.   Wells  that  produce  both  oil  and  gas  are
          classified as oil wells.

     (2) Gross wells include the total number of wells in which we have an interest. Net wells are the sum of our fractional interest in gross wells.

     Developed and Undeveloped Acres. _ An acre is deemed to be developed if wells have been drilled on such acre to a point that would permit the production of commercial quantities of oil. The following table sets forth the number of gross and net developed and undeveloped acres in which we have a working interest.

                            Acreage (*) At December 31, 2000
                  ----------------------------------------------------------
                      Undeveloped         Developed            Total
                  --------------------  --------------  --------------------
                   Gross        Net     Gross    Net      Gross       Net
                  ---------  ---------  ------  ------  ---------  ---------
         Canada      72,360     38,346  34,119  11,826    106,479     50,172
 Eastern Europe
  and Russia      6,444,506  3,586,671       _       _  6,444,506  3,586,671
                  ---------  ---------  ------  ------  ---------  ---------
        Total     6,516,866  3,625,017  34,119  11,826  6,550,985  3,636,843


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

                      Drilling Activities

                         Development Wells         Exploratory Wells
                               Drilled                  Drilled
                        ----------------------   ---------------------
                        Productive     Dry       Productive     Dry
                        Wells(2)     Wells(1)     Wells(2)    Wells(1)
                        ----------  ----------   ----------  ----------
For the year ended
December 31, 2000:
    Canada                  2.1        1.0           6.6         3.8
    Eastern Europe and       _          _             _           _
     Russia
                        ----------  ----------   ----------  ----------
       Total                2.1        1.0           6.6         3.8

For the year ended
December 31, 1999:
    Canada                  1.2        0.1           3.6         0.5
    Eastern Europe and       _          _             _           _
     Russia
                        ----------  ----------   ----------  ----------
       Total                1.2        0.1           3.6         0.5

For the year ended
December 31, 1998:
    Canada                  0.4        1.2           0.1         3.6
    Eastern Europe and       _          _             _           _
     Russia
                        ----------  ----------   ----------  ----------
       Total                0.4         _            0.9          _

For the year ended
December 31, 1997:
    Canada                   _          _             _           _
    Eastern Europe and       _          _             _         12.0
     Russia
                        ----------  ----------   ----------  ----------
       Total                 _          _             _         12.0

For the year ended
December 31, 1996:
    Canada                   _          _             _           _
    Eastern Europe and       _          _             _           _
     Russia
                        ----------  ----------   ----------  ----------
       Total                 -          -             -           -


     (1) A dry well is any well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

     (2)  A productive well is any well other than a dry well.

     Present Activities As of December 31, 2000, EuroGas and its wholly or partially owned subsidiaries are presently in the process of drilling (including wells temporarily suspended but not those for which drilling is planned) the following exploratory and developed wells:


                                      Present Activities
                          -----------------------------------------------
                            Development Wells        Exploratory Wells
                                Drilling                 Drilling
                          ----------------------   ----------------------
                             Gross       Net         Gross        Net
                          ----------  ----------   ----------  ----------
 As of December 31, 2000
     Canada                   6.0         3.1         19.0        10.4
     Eastern Europe and       6.0         3.0          1.0         0.5
     Russia
                          ----------  ----------   ----------  ----------
     Total                   12.0         6.1         20.0        10.9


                           Competition

     With regard to the exploration, development, and production of oil and gas resources, we compete with some of the largest corporations in the world, in addition to many smaller entities involved in this area. Many of the entities that we compete with have access to far greater financial and managerial resources than we do. As a result of the exclusive nature of certain concessions that we hold, to the extent that we are able to successfully find, develop, and produce hydrocarbon resources, we will be able to exclude any competitor from production of the resources located on the concessions, but we cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

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

                        Office Facilities

     We  have  a  month-to-month lease  for  approximately  2,230 square  feet  of  office space in Warsaw and  Prszczyna,  Poland.
The rental amount is approximately $800 per month.

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

                             History

     EuroGas, Inc. was incorporated in the State of Utah as Northampton, Inc. on October 7, 1985. On August 3, 1994, Northampton entered into a share exchange agreement with EnergyGlobal, pursuant to which the former owners of EnergyGlobal obtained voting control of Northampton, and EnergyGlobal became a wholly-owned subsidiary of Northampton. Energy Global had been formed as a holding company for a 16% interest in GlobeGas, a Netherlands corporation that held, through Pol-Tex, a concession in Poland. GlobeGas was an 85% partner with a formerly state-owned Polish coal company in Pol-Tex, and held additional interests in two other concessions for the exploration and exploitation of methane coal bed gas reserves in the Upper
Silesian region of Poland. In May 1995, we acquired the remaining 80.87% interest in GlobeGas. In 1996, we acquired the remaining 15% interest in Pol-Tex held by the Polish state coal company. Pol-Tex has acquired exploration or development rights in various parts of Poland.

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

     In 1998 we acquired an interest just over 50% in Big Horn Resources, Ltd. A full-service junior oil and gas company located in Calgary Canada, and publicly traded on the Toronto Stock Exchange. During 2001 we intend to sell our interest in Big Horn

     In 2000, we entered into an agreement with SlovGold GmbH to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. This agreement was later cancelled.

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

          Certain Developments Since December 31, 2000

     In February 2000, the Company sold 2,140,500 shares of Big Horn at about $0.52 per share. The Company also intends to sell the remaining common shares that it owns of Big Horn, and during April 2001 Big Horn announced sale of 100% of its outstanding common stock to West Lakes Resources, Ltd (Nasdaq:WLKS). We will receive cash proceeds of $0.142 per share upon the closing and $0.478 per share of one-year mandatorily redeemable preferred stock for each of our Big Horn shares held as of April 25, 2001. The proceeds shall go towards financing the Company's projects in Poland, and developing the Gemerska-Poloma Talc Deposit in Slovakia. The Company has agreed to buy 57% of Rozmin, which owns the Gemerska-Poloma Talc Deposit. Under the terms of the agreement, EuroGas will issue 12 million shares of its common stock, with registration rights, and grant a 2% royalty interest in the project. EuroGas, via its 55% interest in Rima Muran
s.r.o., controls the remaining 43% interest in Rozmin. The agreement is subject to any necessary regulatory and shareholders' approvals.

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

     In addition, we will provide, without charge, to each person to whom this Form 10-K is delivered, upon written or oral request, a copy of any or all of the foregoing documents (other than exhibits to such documents which are not specifically incorporated by reference in such documents). Please direct written requests for such copies to the Company at Lektykarska 18 01-687 Warsaw, Poland, Attention: Chief Financial Officer. Telephone requests may be directed to the office of the Company at (011) (48) 22 8330468.

     We maintain an Internet Website at http://www.eugs.com and have available, for interested shareholders, maps and other material concerning our activities.

   Financial Information About Foreign and Domestic Operations

     The information set forth as "NOTE 8 - GEOGRAPHIC INFORMATION" of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.

             Factors That May Affect Future Results

     This Form 10-K contains various forward-looking statements. Such statements can be identified by the use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering such forward-looking statements, you should keep in mind the risk noted in "Factors That May Affect Future Results" below and other cautionary statements throughout this Form 10-K and our other periodic filings with the SEC that are incorporated herein by reference. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

               Risks Related To General Activities

     We Have A Working Capital Deficit And Will Continue To Need
Significant Funds

     EuroGas has historically been undercapitalized. We had a working capital deficit of approximately $17.3 million on December 31, 2000, and most of our partially- or wholly-owned projects require significantly more capital than is currently available to us. Although we are unable to determine at this time the additional amount of outside capital we will need or be able to raise in the future, the interest of our shareholders will continue to be diluted as we seek funding through the sale of additional securities or through joint ventures or industry partnering arrangements.

     We Are Dependent Upon Financing Activities to Fund Our
Operations

     Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity (Big Horn) in 1998 (which we have partially divested in 2001 and intend to fully divest), we had not earned any significant cash revenues since our incorporation. Because we will either divest our interest In Big Horn or revenues earned by Big Horn will probably not be distributed to EuroGas in the immediate future, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

     We Have Significant Future Obligations Under a Settlement
Agreement

     On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation, Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. We entered into a memorandum of understanding with Finance & Credit Development Corporation, Ltd. settling the default judgment on June 16, 2000. We agreed, among other things, to issue FCDC 3,700,000 shares of common stock, to grant FCDC an option exercisable for the 30-day period following June 30, 2001 to purchase an additional 3,000,000 shares of common stock at an exercise price of $0.65, and to pay to FCDC in cash or shares of common stock the difference between $3.00 per share and the market value of the shares of common stock received upon exercise of the option. If the option had been exercised on December 31, 2001, we would have been obligated to issue 3,000,000 shares of common stock, and to pay FCDC an aggregate of $6,700,000 in cash or additional shares of common stock. This settlement and the consideration given to FCDC in the Settlement Agreement are more fully described under ITEM 3. Legal Proceedings.

     Our Projects Are Highly Speculative And Generally Only At the Exploration Stage

     Our assets and interests, except for our interests in Big Horn, are primarily in methane gas, natural gas, and crude oil exploration and development projects. All such projects are highly speculative, whether we are still at the exploratory stage or have commenced development. We can provide no assurance that any drilling, testing, or other exploration project will locate recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of natural gas or other fuel.

     Many of Our Projects Are In Locations Where The
Infrastructure is Inadequate to Support Our Needs

     Many  of  the projects in which we have invested are located in areas of the world, primarily eastern Europe in which the necessary infrastructure for transporting, delivering, and marketing any natural gas, methane gas or other fuels that may be recovered is significantly underdeveloped or, in some cases, nonexistent. Even if we are able to locate natural gas, methane gas, or other valuable fuels in commercial quantities, we may be required to invest significant amounts in developing the infrastructure necessary to support the transportation and delivery of such fuels. We do not currently have a source of funding available to meet these costs.

     Many Of Our Projects Are In Countries That Have Fragile and
Unpredictable Political and Socio-Economic Systems

     Our operations in Poland, Slovakia, and other parts of Eastern Europe carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties must be taken into account when operating in these areas of the world. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

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

     We Are The Subject Of An Inactive SEC Investigation and A
Defendant In Various Other Lawsuits

     We are presently subject to a formal order of investigation issued by the SEC on August 1, 1995 to investigate whether violations of applicable securities laws may have occurred. In connection with such investigation, we have produced numerous documents for the SEC, and the SEC has questioned our current and past officers, directors, former accountants, and other agents. We have not been contacted by the SEC with respect to this matter for several years; however, we cannot currently predict the duration or outcome of this investigation.

     If the SEC concludes that we, or our representatives, have violated the securities laws, it has available a large range of civil, administrative, and criminal remedies. Such remedies include the suspension of trading in the common stock, the levying of substantial fines, and the exclusion of our current officers and directors from participating in a public company. In addition, we are subject to certain other pending or threatened legal claims. The adverse resolution of the SEC investigation or any pending litigation would have a material adverse effect on our operations and proposed business.

     Our Projects May Never Begin Producing Valuable Hydrocarbons

     Other than the production of an average of approximately 560 barrels of oil equivalent per day by Big Horn, in which we are planning to divest our current 42% ownership interest, none of the projects in which we own an interest is presently producing gas or other hydrocarbons. Texaco drilled and abandoned test wells on the concession in Poland in which we own an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

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

     We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2001, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $9,461,000. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionally reduce the recorded value of the respective asset on our balance sheet.

     Severe Weather Will Interrupt, and May Adversely Affect, Our
Activities In Various Parts of the World

     Severe weather conditions frequently interrupt much of our exploratory and testing work. Heavy precipitation sometimes makes travel to exploration sites or drilling locations difficult or impossible. Extremely cold temperatures may delay or interrupt drilling, well servicing, and production (if commenced, of which we can give no assurance). The temperatures in all of the regions in which we have exploratory or other operations are extremely cold. Even if recoverable reserves are discovered in regions prone to severe weather, the above-described adverse weather conditions may limit production volumes, increase production costs, or otherwise prohibit production during extended portions of the year.

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

     We can provide no assurance that we will be able to comply with applicable environmental laws and regulations or that those laws, regulations or administrative policies or practices will not be changed by the various governmental entities. The cost of compliance with current laws and regulations or changes in environmental laws and regulations could require significant expenditures. Moreover, if we violate any governing laws or regulations, we may be compelled to pay significant fines, penalties, or other payments. Costs associated with environmental compliance or noncompliance may have a material adverse impact on our financial condition or results of operations in the future.

            Other Risks Relating To The Common Stock

     Most of Our Outstanding Shares Are Free Trading And, If Sold
In Large Quantities, May Adversely Affect the Market Price For
Our Common Stock

     Most of the approximately 138,996,460 shares of common stock issued and outstanding as of March 31, 2001; (i) are free-trading; (ii) have been held for in excess of one year and are eligible for resale under Rule 144 promulgated under the Securities Act; or (iii) will be registered for resale in a registration statement that we are contractually obligated to file. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     We Have A Substantial Number of Warrants, Options and
Debentures Outstanding

     As of December 31, 2000, there are outstanding warrants and options to purchase up to 45,092,856 shares of common stock at exercise prices ranging from $0.45 to $11.79 per share. This is in addition to the estimated 8,622,017 shares of our common stock we are obligated to issue to certain persons pursuant to litigation settlements. The existence of such warrants and options may hinder our future equity offerings, and the exercise of such warrants and options may further dilute the interests of all our shareholders. Future resale of the shares of common stock issuable on the exercise of such warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We Have The Right To, and Expect to, Issue Additional Shares of Common Stock Without Shareholder Approval

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2000, 126,996,460 shares of common stock and 2,394,028 shares of preferred stock were issued and outstanding. Subsequent to December 31, 2000, EuroGas issued 12,000,000 shares of common stock for talc property interests. In addition, there are
45,092,856 shares of common stock reserved for issuance on the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock and 8,622,017 shares of stock issuable to certain persons pursuant to litigation settlement agreements. We have no means to control the timing of the conversion of these convertible securities. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

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

                                            High Bid      Low Bid
                                            --------      -------
    Year Ended December 31, 1998
        Quarter ended March 31, 1998          $6.81         $3.94
        Quarter ended June 30, 1998            5.75          3.63
        Quarter ended September 30, 1998       4.97          2.06
        Quarter ended December 31, 1998        2.25          1.19

    Year Ended December 31, 1999
        Quarter ended March 31, 1999          $2.50         $1.03
        Quarter ended June 30, 1999            1.09          0.55
        Quarter ended September 30, 1999       0.94          0.55
        Quarter ended December 31, 1999        0.80          0.45

    Year Ended December 31, 2000
        Quarter ended March 31, 2000          $1.88         $0.42
        Quarter ended June 30, 2000            1.09          0.75
        Quarter ended September 30, 2000       0.91          0.47
        Quarter ended December 31, 2000        0.48          0.25

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

     On or about January 12, 2000, the Company issued four Convertible Debentures in the aggregate face amount of $3,000,000 (the "Convertible Debentures") to several individual investors in exchange for an aggregate of $1,591,336 cash, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288, and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. As of March 31, 2000, the holders of all four Convertible Debentures exercised their conversion rights under the Convertible Debentures, and we issued 8,571,428 shares of common stock and warrants to purchase 17,142,858 shares of common stock at an exercise price of $0.35 per share on or before June 1, 2001.

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

      During 2000, the Company issued 3,700,000 common shares and 3,000,000 options under the terms of a settlement obligation. The Company also issued 1,842,983 common shares as payment of accrued settlement obligations. The common shares issued were valued at $1,033,514, or an average of $0.56 per share.

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

Statement of Operations Data
----------------------------
                                  Year Ended December 31,
              --------------------------------------------------------------
                 2000         1999         1998         1997        1996
              -----------  -----------  -----------  -----------  ----------
Net Sales     $ 6,395,037  $ 4,973,508  $   879,404  $         0  $        0

Loss from     $52,436,869  $28,946,667  $11,024,180  $11,501,180  $6,413,183
Operations

Loss per      $      0.50  $      0.36  $      0.22  $      0.22  $     0.16
Common Share



Balance Sheet Data
------------------
                                      At  December 31,
              --------------------------------------------------------------
                 2000         1999         1998         1997        1996
              -----------  -----------  -----------  -----------  ----------
Total Assets  $30,337,006  $53,968,578  $65,334,387  $40,754,543  $15,902,139

Long-Term     $         0  $         0  $ 1,788,294  $ 3,157,789  $10,631,547
Obligations

Cash Dividends $        0  $         0  $         0  $         0  $         0
 per Common
 Share



Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

                             General

     We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have also extended our business into co-generation (power and heat) projects. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and coal bed methane gas, and talc, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia, and an interest in a talc deposit in Slovakia. We also have holdings in oil and natural gas projects in Canada.

     Our principal assets consist both of proven and developed properties, as well as unproven and undeveloped properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly-related overhead costs, which include the costs of equipment we own. Since, except for our holdings in Big Horn, we have limited proven reserves and established production, most of our holdings have not been amortized. In the event that we are ultimately unable to establish production or sufficient reserves on some of these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. We periodically evaluate our properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

                       Recent Developments

     In February 2001, the Company sold 2,087,000 shares of Big Horn for approximately $ 0.52 per share. The Company also intends to sell the remaining shares that it owns of Big Horn, and during April 2001 Big Horn announces sale of 100% of its outstanding common stock to West Lakes Resources, Ltd (Nasdqa:WLKS). We will receive cash proceeds of $0.142 per share upon the closing and $0.478 per share of one-year mandatorily redeemable preferred stock for each of our Big Horn shares held as of April 25, 2001. The proceeds shall go towards financing projects in Poland and developing the talc mine in Slovakia, in which the Company has increased its investment, as discussed previously. In addition to our normal private issuances of common stock, the Company registered 12,000,000 of its shares for sale on Form S-3 in August 2000, along with 9,000,000 shares registered on behalf of selling shareholders, pursuant to contractual registration rights.

                             Outlook

     In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in such early-stage projects will prove profitable in the long run, and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within 1-5 years of the date of investment and we are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

     (i) Divest our shareholdings in Big Horn, in order to raise capital to finance core projects without further diluting our existing shareholders. Proceeds from the sales of our Big Horn shares will be re-deployed into projects that have the potential to yield substantial and near-term cash flow;

      (ii) Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland, Slovakia, Ukraine and possibly Hungary), as well as Canada, where the Company has a carried interest in the Beaver River gas project;

      (iii) Determine whether to retain or divest the 12% interest that we hold in Teton. Our management team is currently evaluating this investment, and will make a formal recommendation to our Board of Directors regarding its retention or divestiture;

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

     Results of Operations-2000, 1999, and 1998 Fiscal Years

     The following table sets forth consolidated income statement data and other selected operating data for the years ended
December 31, 2000, 1999 and 1998.

                                 For the Years Ended December 31,
                               ---------------------------------------
                                  2000          1999         1998
                               -----------  ------------  ------------
Oil and Gas Sales              $ 6,395,037  $  4,973,508  $    879,404
Oil and gas production           1,521,471     1,330,526       305,009
Impairment of mineral
 interests and equipment        26,783,790     7,217,426     3,512,792
Depreciation, depletion
 and amortization                2,023,425     1,810,176       293,955
Settlement costs                 7,200,205    12,527,000            --
General and
 administrative                  8,801,706     8,485,939     7,804,401
                               -----------  ------------  ------------
Total Costs and
 Operating Expenses             46,330,597    31,371,067    11,916,157
                               -----------  ------------  ------------
Other Income (Expenses)
 Interest Income                    89,698       179,538       593,570
 Other Income                      455,938       103,878       152,776
 Interest expense               (8,122,205)     (567,195)     (465,371)
 Loss on sale and
  impairment of securities
  and equipment                 (2,029,916)   (1,682,045)           --
 Foreign exchange net
  gains (losses)                  (263,523)      170,315      (130,419)
 Minority interest in
  income of subsidiary            (103,022)     (753,599)     (137,983)
                               -----------  ------------  ------------
Total Other Income (Expense)    (9,973,030)   (2,549,108)       12,573

Provision for Income Taxes      (2,528,279)            -             -
                              ------------  ------------  ------------
Net Loss                      $(52,436,869) $(28,946,667) $(11,024,180)
                              ============  ============  ============
Basic and Diluted Loss
 Per Common Share             $      (0.50) $      (0.36) $      (0.22)
                              ------------  ------------  ------------
Weighted Average Number
 of Common Shares Used in
 Per Share Calculation         106,145,361    83,368,053    64,129,062
                              ------------  ------------  ------------

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

     General  and  administrative expenses were  $8,801,706   for
2000, compared with $8,485,939 for 1999, representing a increase of 4%.

     Depreciation,  depletion  and  amortization  expenses   were
$2,023,425 for 2000, compared to $1,810,176 for 1999.

     Impairment of mineral interests and expenses were $26,783,790 for 2000, $7,217,426 in 1999, and $3,512,792 in 1998.
The principal factor that contributed to the increase in impairment expenses from 1999 to 2000 was the recognition of a $7,701,362 impairment against the TAKT joint venture as of December 31, 2000, based upon our reassessment of estimated future net cash flows. Settlement costs for financial statement purposes increased from none in 1998 to $12,527,000 in 1999 and $7,200,205 in 2000. The primary cause of this increase in settlement costs was the issuance of a default judgment against the Company on March 16, 2000 in the amount of $19,773,113 in a case styled Finance & Credit Development Corporation Ltd., an Ireland Corporation vs. EuroGas, Inc., a Utah corporation, Case No. 2:00VC-1024K. As discussed in "Item 3. Litigation," such judgment was entered based on our failure to comply with procedural rules, not based on any hearing on the merits, and we have entered into a settlement agreement concerning the suit and the default judgment.

     Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $129.0 million as of December 31, 2000, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     Net  Loss.   We  incurred  net  losses  from  operations  of
approximately $52.4 million, $28.9 million, and $11.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. After preferred dividends, the loss applicable to common shares was approximately $52.6 million, $30.4 million, and $13.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth of our administrative expenses. In addition, a portion of the recognized net losses in 2000 resulted from the $7,701,362 impairment of mineral interests recognized against the TAKT joint venture and the default judgment entered against us on March 16, 2000.

     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. Approximately $(263,523), $170,315 and $(130,419) in gains
(losses) were recognized as a result of currency transactions in each of the three years ended December 31, 2000, 1999 and 1998, respectively. We had a cumulative foreign currency translation adjustment of ($3,666,133) as of December 31, 2000. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

                      Capital and Liquidity

     We had an accumulated deficit of $129,048,600 as of December 31, 2000, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2000, we had total current assets of approximately $3.4 million and total current liabilities of approximately $22.9 million (which number includes our estimated obligation with respect to the default judgment entered against us on March 16, 2000) resulting in negative working capital of approximately $19.5 million. As of December 31, 2000, our balance sheet reflected approximately $11.7 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout  our  existence, we  have  relied  on  cash  from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities provided net cash of approximately $5.7 million, $6.5 million and $12 million during the years ended December 31, 2000, 1999 and 1998, respectively. Such net cash has been used principally to fund net operating losses of approximately $52 million, $29 million and $11 million during the years ended December 31, 2000, 1999 and December 31, 1998, respectively. Our operating activities provided $0.6 million of net cash during the year ended December 31, 2000 and used net cash of approximately $3.8 million and $8.3 million during the years ended December 31, 1999 and 1998, respectively. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $7.3 million, $8.9 million and $13.6 million used in investing activities for the years ended December 31, 2000, 1999 and 1998, respectively, of which approximately $8.5 million, $7.0 million and $9.3 million, respectively, was used in acquiring mineral interests.

     While we had cash on hand of $57,745 as of December 31, 2000, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. We estimate our financial commitments for the first nine months of 2001 to be approximately $4 million. Many of our projects are
long-term  and  will  require   the expenditure of substantial
amounts over a number of years  before the  establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to
meet our cash requirements.   We do  not  have sufficient cash to
meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms.
If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

     If we are unable to establish production or reserves sufficient to justify the carrying value of our assets or to obtain the necessary funding to meet our short and long-term obligations or to fund our exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

                            Inflation

     The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. Our operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe reflected in currency exchange losses, we have experienced losses on the values of our assets in those countries in prior periods.


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

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

 Certain Information Regarding Executive Officers, Directors and
                         Control Persons

     Set forth below is the name and age of each individual who was a director or executive officer of EuroGas as of December 31, 2000 or as of March 31, 2001, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

         Name             Age    Positions With the Company   Term Of Office
 ----------------------   ---    --------------------------   ---------------
 Karl Arleth              50     Former President and         April 1999  -
                                  Director                     January 2001

 Dr. Gregory P. Fontana   41     Director                     January  1996
                                                               - Present

 Andrew Andraczke         58     Director (and current        March 2000  -
                                  President                    Present

 Hank Blankenstein        58     Vice-President, Treasurer    December 1995
                                  and Director                 - March 2000

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
                                                                Present

 Rudolph Heinz            59     Director                     June 1999 -
                                                               April 2000

 Wolfgang Rauball         55     Director                     October 2000
                                                               - Present

                    Biographical Information

     The   following  paragraphs  set  forth  brief  biographical
information   for  each  of  the  aforementioned  directors   and
executive officers:

     Karl Arleth. Prior to his resignation in January 2001, Mr. Arleth served as the President and a director of EuroGas, positions he had held since April 1999. Prior to joining EuroGas, Mr. Arleth served as a Director of Azerbaijan International Operating Company (AIOC) from January 1998 to April 1999. In this role, Mr. Arleth chaired the shareholder board of AIOC, and an international consortium of 11 companies engaged in the development and transportation of oil from Azeri-Chirag-Gunashli offshore field complex in Azerbaijan. From January 1998 until January 1999, Mr. Arleth was also President of Amoco Caspian Sea Petroleum Limited in Baku, Azerbaijan. From January 1997 until January 1998, he was Director of Strategic Planning for Amoco Corporation Worldwide Exploration and Production Sector in Chicago. From 1992 until 1997, Mr. Arleth was President of Amoco Poland Limited in Warsaw, Poland, where he was responsible for oil and gas exploration and production projects as well as business development activities that focused on natural gas transmission, distribution, storage and electric power generation. As a result of our controlling interest acquisition in Big Horn, Mr. Arleth has served as a director of Big Horn since July 1999.

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

     Borre Dahl. Mr. Dahl became Chief Financial Officer in July 2000. From 1998 until 2000, Mr. Dahl was Finance Director, Norsk Hydro Poland, based in Warsaw, Poland. Previously, from 1996 until 1998, Mr. Dahl worked as an independent consultant with Gemini Consultants (formerly Bossard) in Poland, on issues such as business plan development, new company financing, due diligence and the restructuring of several large companies. From 1994-96, Mr. Dahl was Customer Focus Manager for Asea Brown Boveri, Ltd. (ABB) Poland where he was responsible for the restructuring and recapitalization of a number of both private and public companies, as well as the implementation of modern financial and reporting systems. From 1989-94, Mr. Dahl was senior Management Consultant for ABB Norway. From 1984-88, he worked with a group of high technology companies. From 1979-84, he served as a management consultant with Asbjorn Habberstad A/S (now A.T. Kearney, Norway). During his work with both ABB and various high technology companies, he held assignments in the United States and is thoroughly familiar with US financial systems, accounting practices and standards. Between 1974-78, Mr. Dahl was Assistant Professor (I. Amanuensis) at the Norwegian School of Management. He received a MBA in 1973 from the IMEDE Management Development Institute, Lausanne, Switzerland.

      Wolfgang Rauball Mr. Rauball was appointed director of the Company in November 2000 and chairman duiring 2001. He was already managing director of EuroGas Austria GesmbH and Globegas BV. He has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. Thereafter, Mr. Rauball worked as a mining geologist in Canada from 1972 to the present date. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the mineral industry.


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

                                                            Long-Term Compensation
                                                       --------------------------------
                          Annual Compensation                Awards            Payouts
                  -----------------------------------  ----------------------  --------
                                             Other    Restricted   Securities
  Name and                                  Annual      Stock      Underlying    LTIP    All Other
  Principal               Salary   Bonus Compensation   Awards    Options/SARs  Payouts Compensation
  Position        Year     ($)      ($)       ($)         ($)         (#)        ($)       ($)
  --------        -----  --------  -----  -----------  ----------  ----------  -------  -----------
 Karl Arleth (1)   2000  $400,400         $122,200
  President, CEO   1999  $266,667   Nil     81,465 (4)     Nil      1,000,000     Nil       Nil
  and Director     1998     Nil     Nil      Nil           Nil      Nil           Nil       Nil

 Andrew Andraczke  2000  $320,900   Nil      Nil
  President, CEO



     (1) Mr. Arleth commenced serving as the President and a director of EuroGas in April 1999, and resigned from the Company in January 2001.
     (2) Represents amounts to which Mr. Arleth is entitled to receive as a housing and service allowance; such amounts were accrued but not paid in 1999.

     Option Grants in Last Fiscal Year

     The  following table sets forth, for the 2000  fiscal  year,
certain  information  regarding  options  grants  to  the   Named
Officers.

                                                                       Potential
                                                                   Realizable Value At
                                                                     Assumed Annual
                                                                     Rates of Stock
                                                                   Price Appreciation
                  Individual Grants                                  For Option Term
----------------------------------------------------------------  ----------------------
                              Percent of
                                Total
                  Number of    Options
                  Securities  Granted to
                  Underlying  Employees
                   Options    in Fiscal     Price     Expiration
    Name          Grant (#)      Year       ($/Sh)       Date       5% ($)      10% ($)
---------------   ----------  ----------  ----------  ----------  ----------  ----------
Karl Arleth (1)   1,000,000      74%        $0.85     05/20/2009   $597,440   $1,514,055


       (1) Mr. Arleth commenced serving as the President and a director of EuroGas on April 1999, and resigned from the Company in January 2001.

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

                         Number of              Value of Unexercised
                     Unexercised Options       In-the Money Options at
                   at December 31, 2000 (#)    December 31, 2000(1) ($)
                  --------------------------  --------------------------
Name              Exercisable  Unexercisable  Exercisable  Unexercisable
---------------   -----------  -------------  -----------  -------------
Karl Arleth(3)     1,000,000         0            Nil            --



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

        Executive Employment and Consulting Arrangements

     No employee of EuroGas is employed pursuant to a written agreement.

     We have relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, we paid $150,000 in 2000, $200,000 in 1999, $600,000 in 1998, and $1,260,253 in 1997 (including payments in arrears related to services for previous years) to Wolfgang Rauball, the brother of Reinhard Rauball, our former Chairman of the Board. We also paid $322,900 in 2000, $320,000 in 1999, and $240,000 in 1998 (including payments in arrears related to services for previous years) to Andrew K. Andraczke, a key employee in Poland and recently appointed director who was appointed President and CEO of the Company in January 2001. If we do not continue to make significant acquisitions, and as we develop revenues, we anticipate relying more on the services of employees and amounts paid to consultants will decrease.

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

 Compensation Committee Interlocks and Insider Participation in
                     Compensation Decisions

     As of December 31, 2000, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2000, included Gregory Fontana, Director since 1994. Greg Fontana is not an employee of the Company. Karl Arleth served as Director, President and Chief Executive Officer from June 1999 until December 2000, Andrew Andraczke has served as Director since June 2000 and became President and Chief Executive Officer in December 2000. Garry Henry has served as Director since December 2000 and Wolfgang Rauball has served as Director since November 2000. Wolfgang Rauball has also served as Managing
Director  of  EuroGas Austria GesmbH since 1998 and  as  Managing
Director of GlobeGas B.V. Amsterdam since 1996.

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

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients' current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas. In the year ended December 31, 1999, pursuant to such delegation, the Compensation Committee awarded (in addition to the 1,000,000 options granted to Mr. Arleth pursuant to his employment agreement) a total of 950,000 options to purchase common stock at an exercise price of $.45 per share. Of such options, 350,000 were granted to Andrew Andraczke (key employee and director as of March 2000), and 250,000 were granted to Dr. Greg Fontana (director), as well as 200,000 options granted to Borre Dahl at an exercise price of 0.73 per share.

     Chief Executive Compensation. Mr. Karl Arleth had a base salary of $ 400,000 per year. The salary of Andrew Andraczke has not been changed from his $240,000 per year since he became President and CEO. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2000 fiscal year.

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

     The  foregoing  report  is  submitted  by  the  Compensation
Committee, which consists of

                                        Andrew Andraczke
                                        Borre Dahl
                                        Gregory Fontana
                                        Wolfgang Rauball


                        Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 1995 (the date the common stock was first quoted in the over-the-counter market) and ending December 31, 2000, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

     The performance graph assumes that $100 was invested at the market close on December 31, 1995 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ
Composite Index and the Peer Group Index.

Total Return Analysis
                  12/29/95  12/31/96  12/31/97  12/31/98  12/31/99  12/31/00
                  --------  --------  --------  --------  --------  --------
EuroGas           $ 100.00  $ 232.14  $ 385.71  $  89.29  $  29.46  $  14.29

Dow Jones US
 Oil Companies    $ 100.00  $ 117.04  $  97.41  $  75.24  $  77.46  $ 121.92
 Secondary Index
 (symbol: OIS)

NASDAQ Composite  $ 100.00  $ 122.71  $ 149.25  $ 208.40  $ 386.77  $ 234.81

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


                        Amount and Nature of Beneficial
                        Ownership as of March 31, 2001(1)
                        -------------------------------------------------
                                    Exercisable
Name and Address of      Common      Options &     Total
Beneficial Owner         Shares     Warrants(2)   Ownership   Percent (3)
---------------------  -----------  -----------  -----------  -----------
Principal
 Stockholder and
 Director:

Wolfgang  Rauball (4)   9,671,429    17,192,858   26,864,287     22.78%
Rauball(4)

Officers, Directors,
 and Controlling
 Persons:

Dr. Gregory P. Fontana,
 Director                  Nil          350,000      350,000       *
 2269 Worthing Lane
 Los Angeles,
 California 90077

Andrew Andraczke,          Nil          350,000      350,000       *
Director
Warsaw:str.
Lektykarska 18
01-687 Warszawa,
Poland

All officers and
directors as a          9,671,429    17,892,858   27,564,287




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

Item 13.  Certain Relationships and Related Transactions

     On or about January 12, 2000, we issued four convertible debentures in the aggregate face amount of $3,000,000 in exchange for $3,000,000 in cash to Wolfgang Rauball and certain affiliates of Wolfgang Rauball, who directly or indirectly own 22.78% percent of our outstanding common stock as of April 15, 2000, and who serves as a director and consultant to us. The convertible debentures accrue interest at the rate of prime plus two percent per annum. Payment of the principal amount of the convertible debentures is due on February 10, 2001, and accrued interest is payable annually beginning on January 8, 2001. Each $1,000,000 in principal amount of convertible debenture is convertible into (a) shares of common stock at the rate of one share per $0.35 indebtedness (for a total of 2,857,143 shares per $1,000,000 of convertible debenture), and (b) warrants to purchase one share of our common stock at the rate of two warrants for each $0.35 in indebtedness (for a total of 5,714,286 warrants per $1,000,000 of convertible debenture). Each such warrant entitles the holder to purchase one share of our common stock for an exercise price of $0.35. As of April 15, 2000, Mr. Rauball and his affiliates have converted all $3,000,000 in principal amount of convertible debentures in exchange for 8,571,429 shares of our common stock and 17,142,858 warrants to purchase common stock.


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

           C. Consolidated Statements of Income for the years ended December 31, 2000, 1999, 1998 and 1997

           D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998, 1999 and 2000

           E. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, 1998 and 1997

          F.   Notes to Consolidated Financial Statements


  2. Exhibits.



Exhibit
Number        Title of Document                  Location
-------  -----------------------------        --------------

 2.1     Exchange Agreement between           Report on Form 8-K
         Northampton, Inc.,                   dated August 3, 1994,
         and Energy Global, A.G.              Exhibit No. 1*


Exhibit
Number        Title of Document                  Location
-------  -----------------------------        --------------

 2.2     Agreement and Plan of Merger         Report on Form 8-K
         between EuroGas, Inc.,               dated July 12, 1996,
         and Danube International             Exhibit No. 5*
         Petroleum Company, Inc.,
         dated July 3, 1996, as amended

 2.3     English translation of Transfer      Report on Form 8-K
         Agreement between EuroGas and        dated June 11, 1997
         OMV, Inc. for the Acquisition        Exhibit No. 1*
         of OMV (Yakut) Exploration GmbH
         dated June 11, 1997

 2.4     Asset Exchange Agreement between     Report on Form S-1
         EuroGas, Inc., and Beaver River      dated July 23, 1998
         Resources, Ltd., dated               Exhibit No. 2.03*
         April 1, 1988

 3.1     Articles of Incorporation            Registration Statement
                                              on  Form S-18,
                                              File No. 33-1381-D
                                              Exhibit No. 1*

 3.2     Amended Bylaws                       Annual Report on
                                              Form 10-K for the
                                              fiscal year ended
                                              September 30, 1990,
                                              Exhibit No. 1*

 3.3     Designation of Rights,               Quarterly Report on
         Privileges, and Preferences          Form 10-QSB
         of 1995 Series Preferred Stock       dated March 31, 1995,
                                              Exhibit No. 1*

 3.4     Designation of Rights,               Report on Form 8-K
         Privileges, and Preferences          dated July 12, 1996,
         of 1996 Series Preferred Stock       Exhibit No. 1*

 3.5     Designation of Rights,               Report on Form 8-K
         Privileges, and Preferences          dated May 30, 1997
         1997 Series A Convertible            Exhibit No. 1*
         Preferred Stock

 3.6     Designation of Rights,               Report on Form S-1
         Privileges, and Preferences          Dated July 23, 1998
         of 1998 Series B Convertible         Exhibit No. 3.06*
         Preferred Stock

 3.7     Articles of Share Exchange           Report on Form 8-K
                                              dated August 3, 1994,
                                              Exhibit No. 6*

 3.8     Designation of Rights,               Registration Statement
         Privileges,  and  Preferences   of   on Form S-1, File
         1999   Series   C  6%  Convertible   No. 333-92009, filed on
         Preferred Stock                      December 2, 1999

 4.1     Subscription Agreement between       Report on Form S-1
         EuroGas, Inc., and                   dated July 23, 1998
         Thomson  Kernaghan  &  Co.,  Ltd.,   Exhibit No. 4.01*
         dated May 29, 1998

 4.2     Warrant  Agreement dated July 12,    Report on Form 8-K
         1996, with Danube Shareholder        dated July 12, 1996,
                                              Exhibit No. 2*

Exhibit
Number        Title of Document                  Location
-------  -----------------------------        --------------

 4.3     Registration Rights Agreement        Report on Form S-1
         Between EuroGas, Inc.,               dated July 23, 1998
         and Thomson Kernaghan & Co.,         Exhibit No. 4.02*
         Ltd., dated May 29, 1998

 4.4     Registration Rights Agreement        Report on Form 8-K
         dated July 12, 1996,                 dated July 12, 1996
         with Danube Shareholder              Exhibit No. 3*

 4.5     Registration Rights Agreement by     Report on Form S-1
         and among EuroGas, Inc., and         dated July 23, 1998
         Finance Credit & Development         Exhibit No. 4.06*
         Corporation, Ltd., dated June
         30, 1997

 4.6     Option granted to the Trustees of    Annual Report on
         the Estate of                        Form 10-KSB for the
         Bernice Pauahi Bishop                fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 10*

 4.7     Registration Rights Agreement by     Annual Report on
         and among on EuroGas, Inc., and      Form 10-KSB for the
         Kukui, Inc. and the Trustees of      fiscal year ended
         the Estate of Bernice Pauahi         December 31, 1995,
         Bishop                               Exhibit No. 11*

 4.8     Option issued to OMV                 Annual Report on
         Aktiengesellschaft to acquire up     Form 10-KSB for the
         to 2,000,000 shares of restricted    fiscal year ended
         common stock                         December 31, 1996,
                                              Exhibit No. 13*

 4.9     Form of Convertible Debenture        Quarterly report on
         issued on January 12, 2000.          Form 10-Q dated
                                              March 31, 2000
                                              Filed herewith.

 10.1    English translation of Mining        Quarterly Report on
         Usufruct Contract between The        Form 10-Q dated
         Minister of Environmental            September 30, 1997
         Protection, Natural Resources and    Exhibit No. 1*
         Forestry of the Republic of
         Poland and Pol-Tex Methane, dated
         October 3, 1997

 10.2    Agreement between Polish Oil and     Quarterly Report on
         Gas Mining Joint Stock Company       Form 10-Q dated
         and EuroGas, Inc., dated October     September 30, 1997
         23, 1997                             Exhibit No. 2*

 10.3    1996 Stock Option and Award Plan     Annual Report on
                                              Form 10-KSB for the
                                              fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 14*

Exhibit
Number        Title of Document                  Location
-------  -----------------------------        --------------

 10.4    Settlement Agreement by and among    Annual Report on
         Kukui, Inc., and Pol-Tex Methane,    Form 10-KSB for the
         Sp. zo.o.,  McKenzie Methane         fiscal year ended
         Rybnik, McKenzie Methane             December 31, 1995,
         Jastrzebie, GlobeGas, B.V.           Exhibit No. 15*
         (formerly known as McKenzie
         Methane Poland, B.V.), and the
         Unsecured Creditors' Trust of the
         Bankruptcy Estate of McKenzie
         Methane Corporation

 10.5    Acquisition Agreement between        Report on Form S-1
         EuroGas, Inc., and Belmont           dated July 23, 1998
         Resources, Inc., dated July          Exhibit No. 10.20*
         22, 1998

 10.6    General Agreement governing the      Report on Form 8-K
         operation of McKenzie Methane        dated August 3, 1994
         Poland, B.V.                         Exhibit No. 2*

 10.7    Concession Agreement between         Annual Report on
         Ministry of Environmental            Form 10-KSB for the
         Protection, Natural Resources, and   fiscal year ended
         Forestry and Pol-Tex Methane Ltd.    December 31, 1995,
                                              Exhibit No. 18*

 10.8    Association Agreement between        Annual Report on
         NAFTA a.s. Gbely and Danube          Form 10-KSB for the
         International Petroleum Company      fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 19*

 10.9    Agreement between Moravske'          Annual Report on
         Naftove' Doly a.s. and Danube        Form 10-KSB for the
         International Petroleum Company      fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 20*

10.10    Form of Convertible Debenture        Report on Form 8-K
                                              dated August 3, 1994,
                                              Exhibit No. 7*

10.11    Form of Promissory Note, as          Annual Report on
         amended, with attached               Form 10-KSB for the
         list of shareholders                 fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 23*

10.12    Amendment #1 to the Association      Annual Report on
         Agreement Entered on 13th July       Form 10-KSB for the
         1995, between  NAFTA a.s. Gbely      Fiscal year ended
         and Danube International             December 31, 1996,
         Petroleum Company                    Exhibit No. 25*

10.13    Acquisition Agreement by and         Form 10-Q Dated
         among Belmont Resources, Inc.,       September 30, 1998
         EuroGas Incorporated, dated          Exhibit No. 1*
         October 9, 1998

Exhibit
Number        Title of Document                  Location
-------  -----------------------------        --------------

10.14    Letter of Intent by and between      Annual Report on
         Polish Oil and Gas Company and       Form 10-KSB for the
         Pol-Tex Methane, dated April 28,     Fiscal year ended
         1997                                 December 31, 1996,
                                              Exhibit No. 27*

10.15    Purchase and Sale Agreement          Report on Form 8-K
         between Texaco Slask Sp. zo.o.,      Dated March 24, 1997
         Pol-Tex Methane Sp. zo.o. and        Exhibit No. 1*
         GlobeGas B.V.

10.16    English translation of Articles      Report on Form 8-K/A
         of Association of the TAKT Joint     Dated June 11, 1997
         Venture dated June 7, 1991 as        Exhibit No. 3*
         1991, as amended April 4, 1993

10.17    English translation of Proposed      Report on Form 8-K/A
         Exploration and Production Sharing   Dated June 11, 1997
         Contract for Hydrocarbons between    Exhibit No. 4*
         between the Republic of Sakha
         (Yakutia) and the Russian Federation
         and the TAKT Joint Venture

10.18    English translation of Agreement     Registration Statement
         on Joint Investment and Production   on Form S-1 dated
         Activities between EuroGas, Inc.,    July  23, 1998
         and Zahidukrgeologia, dated May      Exhibit No. 10.21*
         14, 1998

10.19    English translation of Statutory     Registration Statement
         Agreement of Association of          on Form S-1 dated
         Limited Liability Company with       July 23, 1998
         Foreign Investments between          Exhibit No. 10.22*
         EuroGas, Inc., and Makyivs'ke
         Girs'ke Tovarystvo, dated June
         17, 1998

10.20    Partnership Agreement between        Amendment  No. 1 to
         EuroGas, Inc., and RWE-DEA           Registration Statement
         Altiengesellschaft for Mineraloel    on Form S-1 dated
         and Chemie AG, date July 22, 1998    August 3, 1998
                                              Exhibit No. 10.23

10.21    Mining Usufruct Contract between     Quarterly Report on
         The Minister of Environmental        Form 10-Q dated
         Protection, Natural Resources and    September 30, 1997
         Forestry of the Republic of          Exhibit No. 1*
         Poland and Pol-Tex Methane, dated
         October 3, 1997

10.22    Agreement between Polish Oil and     Quarterly Report on
         Gas Mining Joint Stock Company       Form 10-Q dated
         and EuroGas, Inc., dated             September 30, 1997
         October 23, 1997                     Exhibit No. 2*

10.23    Agreement for Acquisition of 5%      Quarterly Report on
         Interest in a Subsidiary by and      Form 10-Q dated
         between EuroGas, Inc., B. Grohe,     September 30, 1997
         and T. Koerfer, dated November       Exhibit No. 3*
         11, 1997

10.24    Option Agreement by and between      Quarterly Report on
         EuroGas, Inc., and Beaver River      Form 10-Q dated
         Resources, Ltd., dated               September 30, 1997
         October 31, 1997                     Exhibit No. 4*


Exhibit
Number        Title of Document                  Location
-------  -------------------------------      --------------

10.25    Lease Agreement dated September      Registration Statement
         3, 1996, between Potomac             on Form S-1, File
         Corporation and the Company;         No. 333-92009, Filed on
         Letter of Amendment dated            December 2, 1999
         September 30, 1999.

10.26    Sublease dated November 2, 1999,     Registration Statement
         between Scotdean Limited and the     on Form S-1, File
         Company                              No. 333-92009, filed on
                                              December 2, 1999

10.27    Securities Purchase Agreement        Registration Statement on
         dated November 4, 1999, between      Form S-1, File No. 333-92009,
         the Company and Arkledun Drive       filed on December 2, 1999
         LLC

10.28    Registration Rights Agreement       Registration Statement on
         dated November 4, 1999, between     Form S-1, File No. 333-92009,
         the Company and Arkledun Drive      filed on December 2, 1999
         LLC

10.29    Supplemental Agreement dated         Registration Statement on
         November 4, 1999, between the        Form S-1, File No. 333-92009,
         Company and Arkledun Drive LLC       filed on December 2, 1999

10.30    Executive Employment Agreement       Registration Statement on
         dated April 20, 1999 between the     Form S-1, File No. 333-92009,
         Company and Karl Arleth              filed on December 2, 1999

10.31    Settlement Agreement dated June      Filed herewith
         16, 2000, between the Company and
         FCOC

         Securities Purchase Agreement        Filed herewith
10.32    dated October 2, 2000, between
         the Company and Arkledun Drive
         LLC

10.33    Registration Rights Agreement       Filed herewith
         dated October 2, 2000, between
         the Company and Arkledun Drive
         LLC

10.34    Settlement Agreement dated          Filed herewith
         November 14, 2000, between the
         Company and Arkledun Drive LLC

10.35    Consulting Agreement dated          Filed herewith
         September 18, 2000, between the
         Company and Spinneret Financial
         Systems, Ltd.

10.36    Securities Purchase Agreement       Filed herewith
         dated March 27, 2001 between the
         Company and Belmont Resources Inc.

10.37    Agreement dated April 9, 2001       Filed herewith
         between the Company and Belmont
         Resources Inc.

10.38    Warrant Agreement dated September   Filed herewith
         8, 2000 with Oxbridge Limited

10.39    Warrant Agreement dated September   Filed herewith
         8, 2000 with Rockwell International
         Ltd.

Exhibit
Number        Title of Document                  Location
-------  -------------------------------      --------------

10.40    Warrant Agreement dated September    Filed herewith
         8, 2000 with Conquest Financial
         Corporation

10.41    Termination and Transfer             Filed herewith
         Agreement dated June  23, 2000
         between the Company and Belmont
         Resources, Inc.

10.42    Loan Agreement dated March 3,        Filed herewith
         1999 between the Company and Pan
         Asia Mining Corp.

10.43    Agreement dated July 14, 2000        Filed herewith
         between the Company and Oxbridge
         Limited

10.44    Amended Agreement dated July 25,     Filed herewith
         2000 between the Company, Pan
         Asia Mining Corp., and Oxbridge
         Limited

10.45    Settlement Agreement dated           Filed herewith
         November 20, 2000 between the
         Company and Beaver River
         Resources, Ltd.

 21.1    Subsidiaries                         Annual Report on
                                              Form 10-KSB for the
                                              Fiscal year ended
                                              December 31, 1995,
                                              Exhibit No. 24*




*Incorporated by reference

  (b)   Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 1999, we did not file any reports on Form 8K.

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

                                   EUROGAS, INC.
                                   (Registrant)


                                   By  /s/ Andrew Andraczke
                                      ---------------------------
                                      Andrew Andraczke
                                      President and Chief Executive Officer

DATE:   May 23, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                   Date
     -------------------                ------------

/s/ Borre Dahl                          May 23, 2001
-----------------------------
Borre Dahl
Chief Financial Officer
and Chief Accounting Officer


/s/ Dr. Gregory P. Fontana              May 23, 2001
-----------------------------
Dr. Gregory P. Fontana, Director



/s/ Wolfgang Rauball                    May 23, 2001
-----------------------------
Wolfgang Rauball, Director



/s/ Garry Henry                         May 23, 2001
-----------------------------
Garry Henry, Director


                 EUROGAS, INC. AND SUBSIDIARIES


                        TABLE OF CONTENTS


                                                          Page

     Report of Independent Certified Public Accountants   F-2

     Consolidated Balance Sheets-Pro Forma as of
       December 31, 2000 (unaudited) and December 31,
       2000 and 1999                                      F-3

     Consolidated Statements of Operations for the Years
       Ended December 31, 2000, 1999 and 1998             F-4

     Consolidated Statements of Stockholders' Equity for
       the Years Ended December 31, 1998, 1999 and 2000   F-5

     Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2000, 1999 and 1998             F-7

     Notes to Consolidated Financial Statements           F-9

     Supplemental Information Regarding Oil and Gas
       Producing Activities (unaudited)                   F-32





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



       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc. and Subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, certain errors resulting in understatement in current liabilities and expenses as of December 31, 2000 and for the year then ended, were discovered by management of the Company. Accordingly, adjustments have been made to the 2000 financial statements to correct the errors.

                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March  23, 2001, except for Note 5 - Talc  Mineral
Interest, as to which the date is April 16, 2001

                    EUROGAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                          December 31,
                                             2000
                                           Pro Forma        December 31,        December 31,
                                           (Note 1)              2000                1999
                                         -------------      -------------       -------------
                                          (Unaudited)
Current Assets
 Cash                                    $      50,632      $      57,745       $   1,047,141
 Investment in securities available-
   for-sale                                    137,948            137,948             317,084
 Trade accounts receivable, no
   allowance provided                                -          2,715,089             907,269
 Value added tax receivables                   111,033            111,033           1,057,628
 Receivable from joint venture
   partners                                          -                  -           1,217,149
 Other receivables                             139,025            139,025              74,696
 Other current assets                           93,960            228,420             236,044
                                         -------------      -------------       -------------
  Total Current Assets                         532,598          3,389,260           4,857,011
                                         -------------      -------------       -------------
Drilling Advances                                    -            321,240                   -
                                         -------------      -------------       -------------
Property and Equipment - full cost
  method Oil and gas properties
  subject to amortization                            -         16,499,982          21,553,571
 Oil and gas properties not subject
   to amortization                           7,418,029          9,461,039          26,862,072
 Talc mineral properties                     2,216,308          2,216,308             755,539
 Furniture and office equipment                602,745          1,006,517           1,052,098
                                         -------------      -------------       -------------
  Total Property and Equipment              10,237,082         29,183,846          50,223,280
 Less: accumulated depletion,
   depreciation and amortization              (224,389)        (3,979,057)         (2,060,386)
                                         -------------      -------------       -------------
  Net Property and Equipment                10,012,693         25,204,789          48,162,894
                                         -------------      -------------       -------------
Investment in Big Horn Resources
  Ltd., equity method                        4,438,297                  -                   -
Investments, at cost                           877,014            877,014             358,857
Notes Receivable                                     -                  -             500,000
Other Assets                                   544,703            544,703              89,816
                                         -------------      -------------       -------------
Total Assets                             $  16,405,305      $  30,337,006       $  53,968,578
                                         =============      =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                        $   3,960,855      $   7,481,288       $   4,085,777
 Accrued liabilities                         1,794,085          3,064,699           3,554,095
 Accrued income taxes                          646,993            646,993             708,931
 Accrued settlement obligations              6,619,691          6,619,691          12,527,000
 Notes payable                                  29,531          3,234,011           4,155,492
 Notes payable to related parties            1,850,389          1,850,389           1,329,161
                                         -------------      -------------       -------------
  Total Current Liabilities                 14,901,544         22,897,071          26,360,456
                                         -------------      -------------       -------------
Deferred Income Tax Liability                        -          2,442,081                   -
                                         -------------      -------------       -------------
Minority Interest                                    -          3,787,343           3,824,903
                                         -------------      -------------       -------------
Stockholders' Equity
 Preferred stock, $.001 par value;
  3,661,968 shares authorized; issued
  and outstanding: December 31, 2000
  - 2,392,228 shares, December 31,
  1999 - 2,394,028 shares; liquidation
  preference: $879,624                         350,479            350,479           2,001,949
 Common stock, $.001 par value;
  325,000,000 shares authorized;
  issued and outstanding: December 31,
  2000 - 126,996,460 shares,
  December 31, 1999 - 86,835,838 shares        126,997            126,997              86,836
 Additional paid-in capital                133,447,684        133,447,684         102,032,174
 Accumulated deficit                      (128,755,350)      (129,048,600)        (76,471,799)
 Accumulated other comprehensive loss       (3,666,049)        (3,666,049)         (3,865,941)
                                         -------------      -------------       -------------
  Total Stockholders' Equity                 1,503,761          1,210,511          23,783,219
                                         -------------      -------------       -------------

Total Liabilities and Stockholders'
 Equity                                  $  16,405,305      $  30,337,006       $  53,968,578
                                         =============      =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Yeaars Ended December 31,
                                         ----------------------------------------------------
                                             2000                1999                1998
                                         -------------      -------------       -------------


Oil and Gas Sales                        $   6,395,037      $   4,973,508       $     879,404
                                         -------------      -------------       -------------
Costs and Operating Expenses
 Oil and gas production                      1,521,471          1,330,526             305,009
 Impairment of mineral interests
  and equipment                             26,783,790          7,217,426           3,512,792
 Depreciation, depletion, and
  amortization                               2,023,425          1,810,176             293,955
 Litigation settlement expense,
  net of $105,000 settlement
  income in 2000                             7,200,205         12,527,000                   -
 General and administrative                  8,801,706          8,485,939           7,804,401
                                         -------------      -------------       -------------

   Total Costs and Operating Expenses       46,330,597         31,371,067          11,916,157
                                         -------------      -------------       -------------

Other Income (Expenses)
 Interest income                                89,698            179,538             593,570
 Interest expense                           (8,122,205)          (567,195)           (465,371)
 Loss on sale and impairment of
  securities                                (2,029,916)        (1,682,045)                  -
 Foreign exchange net gains (losses)          (263,523)           170,315            (130,419)
 Other income                                  455,938            103,878             152,776
 Minority interest in income of
  subsidiary                                  (103,022)          (753,599)           (137,983)
                                         -------------      -------------       -------------

   Total Other Income (Expenses)            (9,973,030)        (2,549,108)             12,573
                                         -------------      -------------       -------------

Loss Before Income Taxes                   (49,908,590)       (28,946,667)        (11,024,180)

Provision for Income Taxes                   2,528,279                  -                   -
                                         -------------      -------------       -------------

Net Loss                                   (52,436,869)       (28,946,667)        (11,024,180)

Preferred Dividends                            139,932          1,442,345           2,861,301
                                         -------------      -------------       -------------

Loss Applicable to Common Shares         $ (52,576,801)     $ (30,389,012)      $ (13,885,481)
                                         =============      =============       =============

Basic and Diluted Loss Per Common Share  $       (0.50)     $       (0.36)      $       (0.22)
                                         =============      =============       =============

Weighted Average Number of Common
  Shares Used In Per Share Calculation     106,145,361         83,368,053          64,129,062
                                         =============      =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                             Preferred Stock         Common Stock         Additional                       Other        Total
                         -----------------------  -------------------       Paid-in      Accumulated   Comprehensive Stockholders'
                           Shares      Amount       Shares     Amount       Capital       Deficit          Loss         Equity
                         ---------  ------------  ----------  --------    ------------  ------------   -----------   ------------
Balance - December 31,
  1997                   2,392,228  $    350,479  62,283,934  $ 62,284    $ 61,311,258  $(32,197,306)  $   (14,749)  $ 29,511,966
                                                                                                                     ------------
Net loss                         -             -           -         -               -   (11,024,180)            -    (11,024,180)
Net change in unrealized
 losses on available for
 sale securities                 -             -           -         -               -             -       (379,266)     (379,266)
Translation adjustments          -             -           -         -               -             -       (442,929)     (442,929)
                                                                                                                      -----------
Comprehensive loss                                                                                                    (11,846,375)
                                                                                                                      -----------
Dividends on preferred
 shares                          -             -           -         -               -    (2,861,301)             -    (2,861,301)
Issuance of 1998 Series
 preferred stock for cash,
 net of $1,275,005 offering
 costs                      17,000    15,668,875      50,000        50          56,070             -              -    15,724,995
1998 Series preferred stock
 beneficial conversion
 feature                         -             -           -         -       2,550,000             -              -     2,550,000
Conversion of 1998 Series
 preferred stock and
 accrued dividends         (15,500)  (14,286,327)  8,860,196     8,860      14,442,474             -              -       165,007
Issuance for financing
 and other Services              -             -      60,500        61         226,064             -              -       226,125
Exercise of stock options
 for cash                        -             -     100,000       100         149,900             -              -       150,000
Issuance of stock and
 warrants for oil and
 gas property interests          -             -   4,900,000     4,900      14,097,562             -              -     14,102,462
                         ---------  ------------  ----------  --------    ------------ -------------  -------------  -------------
Balance - December 31,
 1998                    2,393,728     1,733,027  76,254,630    76,255      92,833,328   (46,082,787)      (836,944)    47,722,879
                                                                                                                     -------------
Net loss                         -             -           -         -               -   (28,946,667)             -    (28,946,667)
Net change in unrealized
 losses on securities
 available for sale              -             -           -         -               -             -     (2,360,980)    (2,360,980)
Reclassification adjustment
 for realized losses on
 securities included in
 net loss                        -             -           -         -               -             -      1,671,393      1,671,393
Translation adjustments          -             -           -         -               -             -     (2,339,410)    (2,339,410)
                                                                                                                      ------------
Comprehensive loss                                                                                                     (31,975,664)
                                                                                                                      ------------
Dividends on preferred
 shares                          -             -           -         -               -    (1,442,345)             -     (1,442,345)
Issuance of 1998 Series
 preferred stock, net of
 $487,500 issuance
 costs                       6,500     6,012,500           -         -               -             -              -      6,012,500
1998 Series preferred shares
 beneficial conversion
 feature                         -             -           -          -        901,875             -              -        901,875
Conversion of 1998 Series
 preferred stock and
 accrued dividends          (8,000)   (7,395,048) 10,576,208     10,576      7,423,973             -              -         39,501
Issuance of Series C
 preferred stock, net
 of $148,530 issuance
 costs                       1,800     1,651,470           -          -              -             -               -     1,651,470
Series C preferred
 shares beneficial
 conversion feature              -             -           -          -        360,000             -               -       360,000
Compensation related
 to grant of stock
 options                         -             -           -          -        487,553             -               -       487,553
Issuance as payment of
 interest                        -             -       5,000          5         25,445             -               -        25,450
                         ---------  ------------  ----------  ---------  ------------- ------------  --------------  ------------

Balance - December 31,
 1999                    2,394,028  $  2,001,949  86,835,838  $  86,836  $102,032,174  $(76,471,799)  $   (3,865,941) $ 23,783,219
                         =========  ============  ==========  =========  ============  ============   ==============  ============

                                                                                                                        (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                       EUROGAS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (CONTINUED)

                                                                                                         Accumulated
                             Preferred Stock          Common Stock        Additional                        Other        Total
                         -----------------------   -------------------     Paid-in      Accumulated     Comprehensive Stockholders'
                           Shares      Amount        Shares     Amount     Capital       Deficit            Loss        Equity
                         ---------  ------------   ----------  --------  ------------  -------------   ------------  ------------
Balance - December 31,
 1999                    2,394,028  $  2,001,949   86,835,838  $ 86,836  $102,032,174  $ (76,471,799)  $ (3,865,941) $ 23,783,219
                                                                                                                     ------------
Net loss                         -             -            -         -             -    (52,436,869)             -   (52,436,869)
Net change in unrealized
 losses on securities
 available for sale              -             -            -         -             -              -       (179,136)     (179,136)
Reclassification
 adjustment on
 unrealized loss on
 securities-available-
 for-sale                        -              -           -        -              -              -      1,248,073     1,248,073
Translation adjustments          -              -           -        -              -              -       (869,045)     (869,045)
                                                                                                                     ------------

Comprehensive loss                                                                                                    (52,236,977)
                                                                                                                     ------------
Dividends on preferred
 shares                          -              -           -        -              -       (139,932)             -      (139,932)
Conversion of Series C
 preferred stock and
 accrued dividends          (1,800)    (1,651,470)  5,329,713    5,330      1,667,739              -              -        21,599
Issuance for cash, net
 of $169,500 offering
 costs                           -              -   9,400,000    9,400      2,195,600              -              -     2,205,000
Issuance of common shares
 and 3,000,000 options
 under settlement
 agreement with FCDC             -              -   3,700,000    3,700     11,609,300              -              -    11,613,000
Issuance for settlement
 agreements                      -              -   1,842,983    1,843      1,031,671              -              -     1,033,514
Issuance for assumption
 of lending commitment           -              -     500,000      500        364,500              -              -       365,000
Repricing of exercise price
 on warrants outstanding         -              -           -        -      1,246,718              -              -     1,246,718
Warrants and beneficial
 conversion feature issued
 with notes payable, net of
  $360,212 offering costs        -               -           -       -      2,669,567              -              -     2,669,567
Warrants issued in connection
 with default on notes payable   -               -           -       -      2,639,038              -              -     2,639,038
Beneficial conversion feature
 of notes payable                -               -           -       -        918,000              -              -       918,000
Conversion of $1,173,896 of
 notes payable to related
 parties and $502,871 of
 accrued interest                -               -   3,891,954   3,892      1,672,875              -              -     1,676,767
Conversion of notes
 payable                         -               -  14,331,540  14,331      5,001,705              -              -     5,016,036
Issuance for services            -               -   1,164,432   1,165        398,797              -              -       399,962
                         ---------  -------------- ----------- --------  -------------  ------------  ------------  -----------
Balance - December 31,
 2000                    2,392,228  $      350,479 126,996,460 $126,997  $133,447,684  $(129,048,600) $ (3,666,049) $  1,210,511
                         =========  ============== =========== ========  ============  =============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                      EUROGAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended December 31,
                                                  -----------------------------------------------
                                                            2000              1999           1998
                                                  --------------      ------------   ------------
Cash Flows From Operating Activities
  Net loss                                        $  (52,436,869)     $(28,946,667)  $(11,024,180)
  Adjustments to reconcile net loss to cash
     provided by operating activities:
    Depreciation, depletion and amortization           2,023,425         1,810,176        293,955
    Impairment of mineral interests and equipment     26,783,790         7,217,426      3,512,792
    Minority interest in income of subsidiary            103,022           753,599        137,983
    Bad debt allowance provided against note
     receivable                                          500,000                 -              -
    Interest expense related to grant or repricing
     of warrants and beneficial conversion features    7,473,323                 -              -
    Interest paid by issuance of common shares           272,490            25,450              -
    Amortization of discount on notes payable             12,983            39,074              -
    Expenses paid by issuance of notes payable
     to shareholder                                      986,376                 -              -
    Common shares issued for services                    399,962                 -        226,125
    Shares issued for relief of funding obligation       365,000                 -              -
    Compensation paid by reduction of note receivable          -           200,000              -
    Compensation from stock options                            -           487,553              -
    Loss on sale and impairment of securities          2,029,916         1,671,393              -
    Exchange (gain) loss                                 263,523          (170,315)       130,419
    Changes in assets and liabilities, net
     of acquisitions:
       Trade receivables                              (1,204,539)          (68,235)       (72,121)
       Other receivables                                 (67,505)         (238,945)       549,973
       Other current assets                               92,657          (125,475)      (337,723)
       Accounts payable                                4,489,571           669,777       (751,640)
       Accrued liabilities                               486,080           346,193       (812,107)
       Deferred income taxes                           2,442,081                 -              -
       Accrued settlement obligations                  6,104,205        12,527,000              -
       Other                                            (544,703)                -       (115,783)
                                                  --------------      ------------   ------------
    Net Cash Provided by (Used in) Operating
     Activities                                          574,788        (3,801,996)    (8,262,307)
                                                  --------------      ------------   ------------
Cash Flows From Investing Activities
  Purchases of mineral interests, property
   and equipment                                      (8,524,839)       (7,004,275)    (9,291,719)
  Drilling advances                                     (324,142)                -              -
  Proceeds from sale of interest in gas property
   and equipment                                       2,773,959           207,509              -
  Acquisition of subsidiaries, net of cash
   acquired                                                    -                 -     (2,159,363)
  Net change in deposits and long-term prepayments             -           408,391       (168,575)
  Investment in securities available-for-sale                  -        (1,656,434)    (1,467,754)
  Proceeds from sale of securities available-for-sale          -            66,858              -
  Expenditure for other investments                   (1,200,000)         (358,857)             -
  Payments for notes receivable                                -          (600,000)      (500,000)
                                                   --------------      ------------   ------------
    Net Cash Used In Investing Activities             (7,275,022)       (8,936,808)   (13,587,411)
Cash Flows From Financing Activities
  Proceeds from issuance of common shares, net
   of offering costs                                   2,400,000                 -        150,000
  Proceeds from issuance of notes payable to
   related parties                                     3,327,892            57,506              -
  Proceeds from issuance of notes payable                 67,363                 -              -
  Principal payments on notes payable to
   related parties                                       (65,974)          (218,355)     (999,439)
  Principal payments on notes payable                          -          (981,611)    (3,192,109)
  Proceeds from issuance of preferred shares,
   net of offering costs                                       -         7,663,970     15,724,995
  Dividends paid on preferred shares                           -                 -       (260,139)
  Proceeds from issuance of common shares
    by subsidiary                                              -                 -        592,568
                                                  --------------      ------------   ------------
    Net Cash Provided By Financing Activities          5,729,281         6,521,510     12,015,876
                                                  --------------      ------------   ------------
Effect of Exchange Rate Changes on Cash                  (18,443)         (225,075)        75,685

Net Decrease in Cash                                    (989,396)       (6,442,369)    (9,758,157)

Cash at Beginning of Year                              1,047,141         7,489,510     17,247,667
                                                  --------------      ------------   ------------
Cash at End of Year                               $       57,745      $  1,047,141   $  7,489,510
                                                  ==============      ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                              F-7
                      EUROGAS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       For the Years Ended December 31,
                                                  ------------------------------------------
                                                         2000           1999            1998
                                                  -----------    -----------    ------------
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                       $   146,222    $   376,700    $    485,157
                                                  ===========    ===========    ============

Supplemental Schedule of Noncash Investing and
 Financing Activities
     Common shares and stock options issued to
      acquire property                            $         -    $         -    $ 14,102,462
     Common shares issued upon conversion of
      notes payable and accrued interest            6,415,816         25,450               -
     Common shares issued as payment of
      preferred dividends                              21,599         39,502         165,008
     Common shares and warrants issued in
      satisfaction of accrued settlement
      obligations                                  12,451,514             -                -
     Beneficial conversion feature granted
      in connection with preferred shares                   -     1,261,875        2,550,000
     Note receivable in satisfaction of note
      payable                                               -       600,000                -

Cash paid in connection with business acquisitions:
     Fair value of assets acquired                                              $ 11,923,200
     Excess property cost over fair value                                          3,512,792
     Liabilities assumed and incurred                                             (7,484,675)
     Minority interest recognized                                                 (2,112,348)
                                                                                ------------
       Cash paid                                                                   5,838,969
     Less cash acquired                                                           (3,679,606)

     Net Cash Paid                                                              $  2,159,363
                                                                                ============


The accompanying notes are an integral part of these consolidated financial staements.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

NATURE OF OPERATIONS - EuroGas, Inc. and its subsidiaries
("EuroGas" or the "Company") are engaged primarily in the evaluation, acquisition, exploration and disposition of mineral interests, and rights to exploit oil, natural gas, coal bed methane gas, talc, and other minerals. EuroGas is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. During 1998, EuroGas acquired a controlling interest in Big Horn Resources Ltd., an exploration and production company operating in Western Canada. During 2001, EuroGas has begun selling that interest. Eurogas' primary mineral property interests are an interest in a joint venture to reclaim a natural gas field in Western Canada, exploration properties in Poland, unproved oil and gas concessions in Slovakia, and an interest in a talc mineral deposit in Slovakia. Other interests in properties acquired prior to 2000 have either been impaired or abandoned.

BUSINESS CONDITION-Through the activities explained above, EuroGas and its subsidiaries have accumulated deficits of $129,048,600 since their inception in 1995 through December 31, 2000. They have had losses from operations and negative cash flows from operating activities during each of the three years in the period ended December 31, 2000 excluding cash flows provided by Big Horn Resources, Ltd., which is being sold. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Although the Company had positive stockholders' equity at December 31, 2000 and 1999, realization of the investment in properties and equipment is dependent on EuroGas obtaining financing for the exploration, development and production of those properties. If exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses.
As in the past, management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of EuroGas and all majority-owned subsidiaries and EuroGas' share of properties held through joint ventures from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

UNAUDITED PRO FORMA BALANCE SHEET - On February 22, 2001, EuroGas announced its intention to sell up to 8,000,000 of its 14,100,000 common shares of Big Horn Resources Ltd. ("Big Horn"). From
February 28, 2001 through March 16, 2001, EuroGas sold 2,140,500 shares of Big Horn for $1,135,014. As a result of the sale, EuroGas' interest in common stock of Big Horn was reduced from 50.1% to 42.5% and resulted in the investment in Big Horn being accounted for by the equity method rather than on a consolidated basis as presented herein. During April 2001, EuroGas agreed to sell its remaining Investment in Big Horn Resources, Ltd.
to Westlinks Resources Ltd. and receive approximately $1.4 million in cash and $4.9 million in Westlinks one-year mandatorily redeemable preferred stock (unaudited). The accompanying unaudited pro forma balance sheet has been prepared to present the financial condition of EuroGas, Inc. and subsidiaries as though the sale of 2,140,500 Big Horn common shares had occurred on December 31, 2000. The pro forma balance sheet has been prepared for illustrative purposes only and does not purport to represent what the Company's financial position actually would have been had the sale of Big Horn common shares occurred on December 31, 2000.

USE OF ESTIMATES-The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

OTHER PROPERTY AND EQUIPMENT-Other property and equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred; major improvements are capitalized.
Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives, as follows:
buildings-40 years and equipment-3 to 5 years. Upon retirement, sale, or other disposition of other property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations.
Depreciation expense for each of the three years in the period ended December 31, 2000, was $117,875, $238,658 and $78,765, respectively.

POLITICAL RISK -EuroGas has mineral interest property and interests in Eastern Europe which are subject to political instability, changes in governments, unilateral renegotiation of concessions and contracts, nationalization, foreign exchange restrictions, or other uncertainties.

FINANCIAL INSTRUMENTS -
The amounts reported as cash, investment in securities available-for-sale, trade and other receivables, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows. The amounts reported as investment in securities available-for-sale are based upon quoted market prices. The cost of securities sold is based on the average purchase price per share.

EuroGas had cash in foreign banks at December 31, 2000 of $562,282, which cash is not insured by the U.S. Federal Deposit Insurance Corporation. Included in that amount is cash held in Polish banks in the amount of approximately $77,000 for which EuroGas would incur certain taxes if the cash were transferred out of Poland.

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

LOSS PER SHARE - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. In the present position, diluted loss per share is the same as basic loss per share because 49,876,792, 19,079,713 and 17,004,647 potentially issuable common shares at December 31, 2000, 1999 and 1998, respectively, would have decreased the loss per share and have been excluded from the calculation.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FOREIGN CURRENCY TRANSLATION - The functional currencies of the subsidiaries operating in Poland and Slovakia are the local currencies. The effect of changes in exchange rates with respect to those subsidiaries is recognized as a separate component of accumulated other comprehensive loss. Where the functional currencies of foreign subsidiaries is the U.S. dollar, financial statements of the foreign subsidiaries are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries are reflected in the results of operations. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

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

STPCL-BASED COMPENSATION-Prior to 1999, EuroGas accounted for stock-based compensation from stock options granted to employees and consultants based on the intrinsic value of the options on the date granted. Since January 1, 1998, EuroGas has accounted for stock options granted to employees based on the intrinsic value of the options on the date granted and has accounted for options granted to consultants and other non-employees based on the fair value of the options as required by FAS 123.

NEW ACCOUNTING STANDARDS-In June 1999, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities was issued, which establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 was adopted on January 1, 2000 and did not have a material impact on the financial condition or results of operations of EuroGas.

NOTE 2 - RESTATEMENT

The accompanying financial statements have been restated to correct errors discovered by management of EuroGas including the recognition of additional notes payable to related parties of $1,392,789, the recognition of additional expense related to repricing stock options of $1,246,718, and recognition of additional accrued liabilities and accounts payable of $252,040. Adjustments have been made to correct the errors, and as a result of this restatement, accumulated deficit increased $2,891,547 or $0.03 per share for the year ended December 31, 2000. In addition, other reclassifications have been made to conform to current presentation.

NOTE 3 - INVESTMENT IN EQUITY SECURITIES

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

During the year ended December 31, 2000, EuroGas recorded an unrealized gain of $84 on its other securities available-for-sale. Investment in securities available-for-sale consisted of the following at December 31:

                                                 2000        1999
                                             --------  ----------
          Cost                               $137,864  $1,385,937
          Gross unrealized gains (losses)          84  (1,068,853)
                                             --------  ----------
          Estimated fair value               $137,948  $  317,084
                                             ========  ==========
EuroGas sold 139,000 shares of United Gunn during the year ended December 31, 1999, for $100,557 which resulted in a realized loss of $71,801. The cost of securities sold was determined by the average cost method.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVESTMENT IN OTHER EQUITY SECURITIES AT COST - EuroGas paid a deposit of $300,000 towards a potential acquisition of an interest in a Russian oil and gas company owned by Teton Petroleum Company ("Teton"), and made loans to Teton in the amount of $1,000,000. During October 2000, EuroGas and Teton terminated their merger agreement. EuroGas received 2,700,000 shares of Teton common stock in consideration of their advances to Teton under the termination agreement. Since there is no regular and active market for the Teton common stock and the fair value was not readily determinable it was recorded at its historical cost of $1,300,000 as a long term investment. During December 2000, management evaluated the investment and determined it to be impaired and recorded an impairment charge of $781,843 against the Teton stock. The investment in Teton stock is carried at its new historical cost of $518,157.

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

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

During 1999, the Company executed a promissory note in the amount of $600,000 to an independent third party. During the fourth quarter of 1999 this note was assigned in satisfaction of notes payable.

On October 28, 1998, EuroGas executed a promissory note in the amount of $500,000 to an independent third party. Terms of the note dictate that interest accrues at 7.5%. The balance was due on May 28, 1999. During the second quarter of 2000 EuroGas determined that the note receivable was unrecoverable. Accordingly, the Company provided an allowance against the note and recorded a bad debt charge of $500,000 to its operations for the year ended December 31, 2000.

On December 7, 1998, a wholly-owned subsidiary of EuroGas executed a promissory note with an officer and member of management in the amount of $200,000. During March 1999, the note was forgiven in exchange for services performed by the director.
The Company recognized $200,000 as consulting expense related to this transaction.

NOTE 5 - MINERAL INTERESTS IN PROPERTIES

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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Summary unaudited pro forma results of operations for the year ended December 31, 1998, assuming the acquisition of Big Horn had occurred on January 1, 1998, excluding non-recurring items, are as follows:

     Revenues                              $  2,138,415
     Net loss                                (7,528,473)
     Net loss applicable to common shares   (10,389,774)
     Net loss per common share                    (0.16)

BEAVER RIVER PROJECT-In March 1998, EuroGas exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 common shares which were valued at $3.16 per share. The acquisition has been valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization. EuroGas retained the right to purchase back 1,900,000 of the 2,400,000 common shares issued any time prior to April 15, 1999 by returning the carried interest if EuroGas determines that the results produced do not warrant the continued holding of the carried interest.

As more fully described in Note 9, Accrued Settlement Obligations, 1,200,000 shares, representing one-half of the shares issued originally for the acquisition, were returned during 2001 to EuroGas for one-half of its interest in the Beaver River project. Impairment of $3,937,500 was recognized on the return of this Canadian property as the value of the returned property to the Canadian property pool would cause the Big Horn amortization to be distorted.
The value of the returned shares is based upon the $3,937,500 impairment charge.

OIL REFINERY - During 1999, EuroGas made a $358,857 payment towards the purchase of a 40% interest in an operating oil refinery in Slovenia. Upon governmental approval, EuroGas will be obligated to make an additional investment of approximately $500,000 for the interest.

TREBISOV PROPERTY - A dispute arose with the joint venture partner on the Trebisov property in Slovakia, Nafta Gbely a.s. ("Nafta"). EuroGas has asserted a claim for misrepresentation of the property asset at the time of its acquisition and has made demand on Nafta in an amount equal to EuroGas' investment in the property. Efforts to bring the property to production were suspended pending resolution of the claims. Although discussions are in progress between EuroGas and Nafta, resolution of this matter is not assured.Nafta is proceeding unilaterally to re-assess the reservoir pool, after which Nafta and EuroGas expect to adjust ownership percentages based upon the actual amounts invested. Accordingly, as discussed below, management has re-evaluated expected cash flows the Trebisov project and recorded an impairment loss relating to the Trebisov property.

MASEVA GAS S.R.O. - During October 1998, EuroGas acquired a 90% interest in Maseva Gas s.r.o. ("Maseva"), a Slovak company, from Belmont Resources Inc. ("Belmont"). Maseva holds a 850 square kilometer concession to explore for oil and natural gas. The concession is adjacent to the southern boarder of the Trebisov concession held by EuroGas through the Nafta/Danube joint venture in Slovakia. EuroGas purchased Maseva by issuing 2,500,000 common shares and warrants to purchase an additional 2,500,000 shares at $2.50 per share within two years. The purchase price was $6,527,462 based upon the $2.00 per share quoted market value of the EuroGas common shares issued, and the fair value of the warrants on the acquisition date. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 63.2%, risk-free interest rate of 5.0% and an expected life of 2 years. The unproved oil and gas concession is the primary asset acquired. Maseva had no operations prior to the acquisition. The acquisition was considered to be the purchase of properties and the cost of the acquisition was allocated to oil and gas properties not subject to amortization.

On June 14, 2000, EuroGas agreed to transfer its 90% interest in Meseva back to Belmont as explained below. EuroGas and Belmont are related parties as a result of a common individual serving on the board of directors and is a significant shareholder of both companies. Although the transfer of Meseva back to Belmont was not an arms-length transaction, it resulted in the recognition of a loss on the disposition of $6,527,462.


                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 14, 2000, EuroGas agreed to transfer its 90% interest in Maseva back to Belmont, a related party as explained above, and to modify the warrants to purchase 2,500,000 common shares held by Belmont to reduce the exercise price from $2.50 to $0.82 per share and to extend their expiration date from October 8, 2000 to June 14, 2002. In exchange, Belmont agreed to provide $1,000,000 of debt financing to Rozmin s.r.o. and Belmont agreed to waive its right of first refusal to acquire the shares in Rima Muran s.r.o. from EuroGas. The modification to the options increased their fair value by $1,246,718. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%; expected dividend yield of 0%; volatility of 110% and an expected life of 2.0 years. The modification to the warrants was accounted for as a prepaid financing fee. Belmont did not provide the $1,000,000 financing as required under the related agreement. EuroGas did not pursue its rights to require Belmont to meet its obligation and, therefore, charged the prepaid financing fee to interest expense during 2000.

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

EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty. In connection with the purchase, Rozmin s.r.o. granted Belmont a two percent royalty on the gross revenues from any talc sold. Notwithstanding the commitment Belmont made to EuroGas to provide $1,000,000 in debt funding to the talc project described above, EuroGas agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002, and if not in commercial production within one year, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc. board of directors for not less than one year.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

SOUTH WALES DRILLING PROGRAM - During January 2000, EuroGas entered into an agreement with SlovGold GmbH, a related party, to conduct a six-well pilot program in South Wales to test for coal bed methane gas. Under the terms of the agreement, EuroGas agreed to pay the costs for the pilot program and the first stage of any subsequent development program in exchange for 40% of the cash flows from the development until payout of the amount EuroGas invests. EuroGas' interest would then be reduced to 25%. SlovGold GmbH is owned by a shareholder and director of EuroGas. During December 2000, EuroGas and SlovGold GmbH abandoned the program with no further obligation to EuroGas.

IMPAIRMENT OF PROPERTIES -The Company periodically assesses the capitalized costs of properties for impairment based on estimated future discounted net cash flows. As a result of the assessments, impairment loss of $3,512,792 was recognized during 1998 relating to properties held by Big Horn in Canada, $6,775,114 was recognized during 1999 relating to properties held by Pol-Tex Methane in Poland, and the following losses were recognized during 2000: Trebisov property in Slovakia - $7,306,943, Maseva property in Slovakia - $6,558,230, Beaver River property in Canada - $3,937,500, Ukraine properties - $1,200,310, TAKT properties in Russia - $7,701,362, and other - $79,445.

AMORITZATION OF MINERAL INTEREST PROPERTIES - Prior to 1998, EuroGas had no property subject to amortization. Through the acquisition of Big Horn, EuroGas acquired properties with both proved and unproved reserves. Certain of the Big Horn reserves are in production and are being amortized. In addition to the Canadian property, the extent of reserves relating to Company's interests in the Slovak Trebisov oil and gas properties was established in May 1998 when an independent reserve report relating to those properties was obtained and which reported proved reserves of oil and gas. Accordingly, the cost of those properties were reclassified in 1998 as oil and gas properties subject to amortization. The wells drilled on the property have been completed; however, a gas gathering system is yet to be constructed. During 2000, those properties were reclassified to properties not subject to amortization and impaired as explained above.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following is a summary of changes to oil and gas properties:



                                               2000           1999          1998
                                        -----------    -----------    -----------
Properties Subject to Amortization
  Cost at beginning of year             $21,553,571    $ 18,064,186   $         -
  Net reclassification from (to)
   properties not subject to
   amortization                          (1,560,841)        333,465      8,333,863
  Acquisition costs                         154,842       1,752,245      8,784,050
  Exploration and development costs       6,518,896       2,830,308      4,459,065
  Proceeds from sale of property         (2,357,901)       (167,371)             -
  Less ceiling test and valuation
   adjustments                           (7,306,943)              -     (3,512,792)
  Translation adjustments                  (501,642)     (1,259,262)             -
                                        -----------    ------------   ------------
  Cost at end of year                    16,499,982      21,553,571     18,064,186
  Less depreciation, depletion and
   amortization                          (3,619,329)     (1,817,371)      (220,600)
                                        -----------    ------------   ------------
  Net Properties Subject to
    Amortization                        $12,880,653    $ 19,736,200   $ 17,843,586
                                        ===========    ============   ============

Properties Not Subject To Amortization
  Cost at beginning of year             $26,862,072    $ 32,763,353   $ 22,723,660
  Acquisition costs                       1,593,776       1,259,696     17,804,072
  Exploration costs                         139,722       1,327,737        573,569
  Net reclassification from (to)
   properties subject to amortization     1,560,841        (333,465)    (8,333,863)
  Proceeds from sale of property           (303,684)        (53,232)             -
  Less accumulated valuation and
   adjustments                          (19,476,847)     (6,775,114)             -
  Translation adjustment                   (914,841)     (1,326,903)        (4,085)
                                        -----------    ------------   ------------
  Net Property Not Subject to
   Amortization                         $ 9,461,039    $ 26,862,072   $ 32,763,353
                                        ===========    ============   ============
Talc Mineral Property
  Cost at beginning of year             $   755,539    $    709,570   $          -
  Property costs                                  -          45,969              -
  Acquisition costs                       1,460,769               -        709,570
                                        -----------    ------------   ------------
  Net Other Mineral Interest Property   $ 2,216,308    $    755,539   $    709,570
                                        ===========    ============   ============


NOTE 6 - FURNITURE AND OFFICE EQUIPMENT

Other property and equipment consisted of the following at December 31:



                                               2000           1999          1998
                                        -----------    -----------    -----------


  Buildings                             $         -    $         -    $    19,571
  Equipment                               1,006,517      1,052,098        560,446
                                        -----------    -----------    -----------
                                          1,006,517      1,052,098        580,017
  Less:  Accumulated depreciation          (359,728)      (243,015)       (86,454)
                                        -----------    -----------    -----------
  Net Other  Property and Equipment     $   646,789    $   809,083    $   493,563
                                        ===========    ===========    ===========


                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment and other non-current assets were located in the following geographic areas at December 31:


                                    2000           1999           1998
                              -----------    -----------    -----------
  Canada                      $18,861,163    $20,039,572    $15,995,000
  Europe and Russia             6,702,483     28,571,995     36,025,164
                              -----------    -----------    -----------
  Total Property and
   Equipment and Other
   Assets                     $25,563,646    $48,611,567    $52,020,164
                              ===========    ===========    ===========

During the first quarter of 2000, EuroGas moved its corporate and administrative services outside of the United Sates to three
European area offices. Sales and net loss were in the following geographic areas during the years ended December 31:

                                      2000              1999          1998
                              ------------    --------------   -----------
Oil and Gas Sales - Canada    $  6,395,037    $    4,973,508   $   879,404
                              ============    ==============   ===========
Net Loss
  United States (Corporate)   $          -    $  (17,687,833) $ (2,625,306)
  Canada                        (3,833,909)          757,781    (3,362,517)
  Europe and Russia            (45,711,413)      (12,016,615)   (5,036,357)
                              ------------    --------------  ------------

  Net Loss                    $(49,545,322)   $  (28,946,667) $(11,024,180)
                              ============    ==============  ============

NOTE 8 - OTHER ASSETS

Other assets at December 31, 2001 consist of a lease deposit in the amount of $544,703 on an office in the United Kingdom. The lease was terminated on March 31, 2001 and the lease deposit was forfeited in exchange for an elimination of the future lease commitment. Operations were charged during March 2001 for the amount of the lease deposit lost.

NOTE 9 - ACCRUED SETTLEMENT OBLIGATIONS

FCDC SETTLEMENT AGREEMENET AND CONTINGENTLY ISSUABLE COMMON SHARES
- On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development
Corporation, Ltd., an Ireland Corporation ("FCDC") in the amount of $19,773,113. On June 16, 2000, EuroGas entered into a memorandum of understanding with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, EuroGas agreed to do the following:

   -  issue to FCDC 3,700,000 common shares,
   - grant FCDC options to purchase 3,000,000 common shares at an exercise price of $0.65 per share during the 30 day period commencing June 30, 2001,
   - guarantee that the market price of the common shares issuable upon exercise of the options would be $3.00 per share on the date of exercise by compensating FCDC in cash or common shares in an amount equal to the difference between $3.00 and the market price,
   - guarantee that the common shares issuable upon exercise of the options will retain a value of $3.00 per share throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or common shares, with respect to the 400,000 shares FCDC is permitted to sell during every month, in an amount equal to the difference between $3.00 per share and 90% of the highest quoted market price per share during each month,

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   - cause EuroGas GmbH, a wholly - owned, Austrian subsidiary of EuroGas, to back up the guarantee by pledging its stock in Rima Muran s.r.o., which indirectly held, at the time of the agreement, a 24% interest in a talc deposit in Slovakia,
   - nominate a designee of FCDC to serve on the board of directors of EuroGas,
   - register for resale all of the common shares issued to FCDC pursuant to the settlement agreement.

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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



JEU-CALVO SETTLEMENT - In January 1999, Stephen Jeu and Susanna Calvo initiated an action in District Court, Harris County, Texas, 55th Judicial District, asserting claims against EuroGas stemming from an alleged breach of contract. On or about November 1, 1999, EuroGas entered into a settlement agreement with Mr. Jeu and Ms. Calvo pursuant to which EuroGas was required to make specified cash payments to Mr. Jeu and Ms. Calvo and to issue to Mr. Jeu and Ms. Calvo common shares having a market value of $440,000 on the date of issue. During August 2000, EuroGas issued 615,000 common shares to Mr. Jeu and Ms. Calvo in full satisfaction and settlement of the asserted claims. The common shares issued were valued at $440,000, or $0.72 per share, based on the market value of the common shares on the date issued. At December 31, 1999, the Company had recognized obligations relating to the settlement, in accrued liabilities, notes payable and accrued interest, of $570,000. During 2000, the estimated obligation was adjusted to $440,000 for the value of the common shares issued.

PETROLEUM VENTURES SETTLEMENT - On October 11, 1999, an action was filed against EuroGas asserting that EuroGas breached an agreement by failing to seek registration of certain restricted and unregistered shares issued to certain investors in connection with the acquisition of an interest in Beaver River Resources, Ltd. A settlement was reached on January 4, 2001 whereby half of the interest in the Beaver River project was returned in exchange for 1,200,000 shares, representing half of the shares that were issued originally.

OTHER - An accrued liability payable to a law firm for legal services in the amount of $122,053 at December 31, 2000 is secured by 1,000,000 shares of Teton Petroleum Company.

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

2000 CONVERTIBLE DEBENTURES - During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 to related parties in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion, the debenture holders also received warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debentures were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The values of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 per share were issued as units of two warrants per common share issued concurrent with the conversion.

During September and November 2000, the Company issued 3,870,960 common shares upon conversion of notes payable to related parties in the amount of $1,345,701, or $0.35 per share, including conversion of principal on related party notes payable in the amount of $909,907 and related accrued and unpaid interest in the amount of $437,794. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market during the September, constitutes the grant of a beneficial conversion feature of $0.31 per share for the difference between market and the conversion price of the debt. The Company recognized $459,242 as interest expense related to the beneficial conversion feature. There was no beneficial conversion feature related to the November conversion.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Apart from the first quarter debentures, during 2000 the Company issued notes payable to shareholders totaling $448,093 for payments made to or on behalf of the Company. Included in the payments an advance by an officer of $100,000 to Teton Petroleum Company as a note receivable.

During September 2000, the Company reached a settlement agreement pursuant to the default on repayment of notes payable and notes payable to related parties. Under the terms of the agreement, the Company issued 4,999,998 warrants. The warrants vest immediately, are exercisable at $0.55 per share and expire on December 31, 2003. The Company recorded interest expense in the amount $2,639,038 related to the warrants. The warrants were valued utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.8% , volatility of 137.3%, and expected life of 3.3 years.

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

Notes payable to related parties were as follows:

                                                            December 31,
                                             -----------------------------------------
                                                  2000             1999           1998
                                             ---------      -----------    -----------
Loan from a former director, due on
 demand with interest at 10%, unsecured      $       -      $         -    $   290,206
Loans from companies associated with a
 director, due in 1999 and 2000 with
 interest at 7% to 10%, unsecured              452,051          600,983        960,481
Loan from a director, due in 1999 and
 2000, and 2001, interest: 7.5% to 10%,
 unsecured                                       5,549          613,221        606,951
Non-interest bearing loans from significant
 shareholder and director, due on demand,
 unsecured                                   1,392,789                -              -
Loans from a former director and his
 affiliates, interest at 7.5% to 10%,
 due on demand, unsecured                            -          119,284        119,284

Less: discount on note                               -           (4,327)       (17,310)
                                             ---------      -----------    -----------
Total Notes Payable to Related Parties       1,850,389        1,329,161      1,959,612
Less: Current Portion                       (1,850,389)      (1,329,161)    (1,346,204)
                                             ---------      -----------    -----------

Notes Payable to Related Parties -
 Long-Term                                   $       -      $         -    $   613,408
                                             =========      ===========    ===========


NOTE 11 - NOTES PAYABLE

Current notes payable sustained an increase during 2000 by $8,856 which primarily consisted of a net increase in a line of credit to a bank in Canada.

During September and November 2000, the Company issued 3,389,944 common shares upon conversion of notes payable in the amount of $1,191,115, or $0.35 per share, including principal on notes payable of $813,277 and related accrued and unpaid interest in the amount of $377,838. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market during the September conversion, constitutes the grant of a beneficial conversion feature of $0.31 per share for the difference between market and the conversion price of the debt. The Company recognized $458,758 as interest expense related to the beneficial conversion feature. There was no beneficial conversion feature related to the November conversion.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Other loans and notes payable were as follows:

                                                                           December 31,
                                                       ------------------------------------------
                                                               2000           1999           1998
                                                       ------------   ------------   ------------
Loans due 1999 and 2000, interest at 10%, unsecured    $     29,531   $    329,907   $    336,359
Line of credit with a bank, payable by a subsidiary on
  demand with interest at 1% above the bank's prime,
  and secured by all of the subsidiary's assets           3,204,480      3,314,136      3,708,990
7.5% Notes due in 2000, unsecured                                 -        520,105      1,226,816
Less: Discount on note                                            -         (8,656)       (34,620)
                                                       ------------   ------------   ------------
Total Notes Payable                                       3,234,011      4,155,492      5,237,545
Less: Current Portion                                    (3,234,011)    (4,155,492)    (4,010,729)

Note Payable - Long-Term                               $          -   $          -   $  1,226,816
                                                       ============   =============  ============


NOTE 12 - INCOME TAXES

Deferred tax assets and liabilities are comprised of the following:

                                                                           December 31,
                                                       ------------------------------------------
                                                               2000           1999           1998
                                                       ------------   ------------   ------------


Tax loss carry forwards                                $ 19,884,518   $  7,424,514   $  4,904,209
Property and equipment                                   (2,309,010)    (4,298,723)             -
Impairment losses                                         5,823,506      2,997,925              -
Impairment of investment in securities                    1,353,959              -              -
Accrued settlement obligations                            4,326,876      1,496,000        396,863
Valuation allowance                                     (31,521,930)    (7,619,716)    (5,301,072)
                                                       ------------   ------------   ------------

Net Deferred Tax Liability                             $ (2,442,081)  $          -   $          -
                                                       ============   ============   ============


The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:


                                                                           December 31,
                                                       ------------------------------------------
                                                               2000           1999           1998
                                                       ------------   ------------   ------------

Tax at statutory rate (34%)                            $(17,675,717)  $ (9,788,074)  $ (3,748,221)
Non-deductible expenses                                      77,177      6,794,233      1,729,396
State taxes, net of federal benefit                               -       (227,710)      (195,944)
Deferred tax asset valuation change                      20,126,819      2,318,643        603,635
Effect of lower tax rates and foreign losses with no
  federal benefit                                                 -        902,908       1,611,134
                                                       ------------   ------------   -------------

Total Income Tax (Benefit)                             $  2,528,279   $          -   $           -
                                                       ============   ============   ==============


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

NOTE 13 - RELATED PARTY TRANSACTIONS

EuroGas is entering into a purchase agreement to acquire the remaining 47% interest in Rozmin, s.r.o.

Effective October 21, 1999, the Company transferred all its shares of EuroGas Deutschland GmbH to a related party for its fair value of $0. The Company was required to fund EuroGas Deutschland GmbH's deficit of $98,898 before the transfer could be made.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Related party loans are described in Note 10 - Notes Payable To
Related Parties.

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

The 1998 Series preferred stock was convertible into shares of common stock at the rate of $1,000, plus any accrued but unpaid dividends through the conversion date, divided by the lesser of 125% of the average closing price five trading days prior to issuance of the 1998 Series preferred stock, or 85% of the average closing price five trading days prior to conversion. Because the 1998 Series preferred stock was immediately convertible into common shares at a 15% discount, EuroGas recognized the beneficial conversion feature as preferred dividends on the dates the preferred shares were issued. During 1998, $2,550,000 in preferred dividends were recognized relating to the beneficial conversion feature of the 1998 Series preferred stock.

During 1998, shareholders converted 15,500 shares of 1998 Series preferred stock and $165,007 of accrued dividends thereon into 8,860,196 common shares. During 1999, 8,000 shares of 1998 Series preferred and $39,501 of accrued preferred dividends were converted into 10,576,208 common shares at a weighted average price of $0.76 per share.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

During the year ended December 31, 1999, EuroGas issued 6,500 shares of 1998 Series preferred stock for $6,500,000 at $1,000 per share before $487,500 of offering costs. The 1998 Series preferred stock and the Series C preferred stock issued during 1999 were immediately convertible into common shares at a 15% and 20% discount, respectively. Therefore, EuroGas recognized a beneficial conversion feature as preferred dividends on the dates the preferred shares were issued. During 1999, $901,875 and $360,000 in preferred dividends were recognized relating to the beneficial conversion feature from the 1998 Series preferred stock and the Series C preferred stock, respectively.

During 2000, shareholders converted 1,800 shares of Series C preferred stock and $21,599 of accrued dividends thereon into 5,329,713 common shares at a weighted-average price of $0.34 per common share.

The following is a summary of the preferred stock outstanding at December 31, 2000:

                                                                                  Annual
                                              Liquidation Preference       Dividend Requirement
                                  Shares     -------------------------     --------------------
                             Outstanding     Per Share           Total     Share          Total
                              ---------      ----------     -----------    ------    ----------
1995 Series                   2,391,968      $     0.10     $   239,197    $ 0.05    $  119,598
1997 Series A Convertible           260        1,000.00         260,000     60.00        15,600
                              ---------                     -----------              ----------

Total                         2,392,228                     $   499,197              $  135,198
                              =========                     ===========              ==========



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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company also issued 400,000 common shares under the public offering for cash proceeds of $208,500, or an average of $0.52 per share. The Company incurred offering costs for the overall public offering of $168,500. The public offering resulted in the Company issuing 9,400,000 common shares for net proceeds of $2,205,000.

OXBRIDGE LTD. PURCHASE OF NOTE RECEIVALBE AND LENDING COMMITMENT
- During March and May 1999, EuroGas loaned Pan Asia Mining Corp., a Canadian company, $600,000 under the terms of an unsecured note receivable and made a commitment to provide Pan Asia Mining Corp. an additional $2,025,000 of financing by March 2000. The note receivable bore interest at the prime rate of a Canadian bank plus three percent and was due in four installments through March 2002. During 1999, EuroGas sold the note receivable to Oxbridge Ltd., a related party, in exchange for $600,000 of reductions in three notes payable to Oxbridge Ltd. and two other shareholders. During July 2000, Oxbridge Ltd. assumed EuroGas' commitment to provide the additional financing to Pan Asia Mining Corp. in exchange for EuroGas issuing 500,000 common shares to Oxbridge Ltd. The 500,000 common shares were valued at $365,000, or $0.73 per share based upon the market value of EuroGas' common shares on the date issued, and recognized as a general and administrative expense for Oxbridge Ltd. assuming the financing commitment.

OTHER COMMON STOCK ISSUANCES - During 2000, the Company issued 3,700,000 common shares and 3,000,000 options to purchase common stock to FCDC under the terms of a settlement agreement. The Company issued 1,842,983 common shares as payment of accrued settlement obligations. The common shares issued were valued at $1,033,514, or an average of $0.56 per share. In November, 832,760 common shares were issued to SlovGold GmbH, a related party, for services valued at $291,466, or $0.35 per share, based on the market value of the common shares on the date issued. The Company issued 331,672 common shares for services valued at $108,496, or an average of $0.33 per share, based on the market value of the common shares on the dates issued.

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

NOTE 15 - EMPLOYEE STOCK OPTIONS

On July 1, 2000, five-year options to purchase 200,000 common shares at $0.73 per share were granted in connection with an employment agreement. The options vest on July 1, 2001. No compensation expense was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of grant.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During October 1999, the Company granted 250,000 options related to a settlement agreement. The options granted vest immediately and are exercisable at $1.00 per share for a period of five years. The Company recognized expense in the amount of $140,509 when granted.

EuroGas granted options to employees and consultants during 1999.
Options for 950,000 shares were authorized and granted on October
22, 1999. The options granted vested immediately and are exercisable at $0.45 for a period of ten years. Compensation in the amount of $347,044 was recognized on the grant date.

On April 20, 1999, ten-year options to purchase 1,000,000 common shares at $0.95 per share were issued in connection with an employment agreement. The options vest on January 1, 2000. No compensation was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of the grant.

A summary of the status of stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended are presented below:

                                   ----------------------   -----------------------     --------------------
                                                Weighted-                 Weighted-                Weighted-
                                                  Average                   Average                  Average
                                                 Exercise                  Exercise                 Exercise
                                      Shares        Price      Shares         Price        Shares      Price
                                   ---------      -------   ---------      --------     ---------    -------
Outstanding at beginning of year   4,000,000      $  1.07   2,000,000      $   1.50     2,000,000    $  1.50
Granted                              200,000         0.73   2,200,000          0.74             -          -
Exercised                                  -            -           -             -             -          -
Expired                                    -            -    (200,000)         1.50             -          -
                                   ---------                ---------                   ----------
Outstanding at end of year         4,200,000         1.08   4,000,000          1.08      2,000,000      1.50
                                   =========                =========                   ==========
Exercisable at end of year         4,000,000         1.08   2,950,000          1.12      1,900,000      1.50
                                   =========                =========                   ==========
Weighted-average fair value of
   options granted during the year $    0.73                $    0.71                   $        -


The following table summarizes information about stock options outstanding at December 31, 2000:

                          Outstanding                       Exercisable
              -------------------------------------   -----------------------
                             Weighted-
                              Average     Weighted-                 Weighted-
  Range of                   Remaining     Average                    Average
  Exercise       Number     Contractual   Exercise     Number        Exercise
   Prices     Outstanding       Life        Price    Exercisable       Price
-----------    ---------    ------------   --------    ---------    ----------
$ 0.45-1.00    2,400,000      5.79years      $0.74     2,200,000      $  0.68
       1.50    1,800,000      0.05            1.50     1,800,000         1.50
               ---------                               ---------

$ 0.45-1.50    4,200,000      3.33            1.07     4,000,000         1.03
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

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net loss applicable to common shares:
     As reported              $(52,576,801)    $(30,389,012)     $(13,885,481)
     Pro forma                 (52,676,371)     (31,447,876)      (13,885,481)

Basic and diluted net loss per common share:
     As reported              $     ( 0.51)    $      (0.36)     $      (0.22)
     Pro forma                      ( 0.50)           (0.38)            (0.22)

The fair value of options granted during 2000, 1999, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998 respectively: average risk-free interest rate of 6.18%, 6.0% and 5.0%; expected volatility of 138.4%, 126.2% and 63.5%; expected life of 5 years, 5 years and 2 years.

NOTE 16 - STOCK WARRANTS

During October 1998, the Company issued 2,500,000 warrants to purchase common shares in connection with the acquisition of the Maseva property. The Company was not able to meet its obligation to develop the Maseva property. In order to dispose of those obligations, the Company entered into an agreement with Belmont Resources, Inc. on June 23, 2000 to return the 90% interest in the Maseva property back to Belmont Resources, Inc. As part of this agreement, the Company modified the exercise price of the warrants from $2.50 per share to $0.82 per share and the expiration date from October 9, 2000 to June 14, 2002. As a result of this repricing, the Company has recognized a charge to operations of $1,246,718. The fair value of the repricing of options was estimated on the date of the modification using the Black-Scholes option pricing model with the following weighted-average assumptions: average risk-free interest rate of 6.55%; expected volatility of 138.84%; and expected life of 2 years.

Subsequent to December 31, 2000, the Company further amended its agreement with Belmont Resources, Inc. by modifying the exercise price on the 2,500,000 warrants from $0.82 per warrant to $0.40 per warrant. As a result of this repricing, the Company will recognize an additional $143,560 charge to operations during the first quarter of 2001. The fair value of the repricing of options was estimated on the date of the modification using the Black-Scholes option pricing model with the following weighted-average assumptions: average risk-free interest rate of 5.09%; expected volatility of 110.9%; and expected life of 1.4 years.

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

As discussed in Note 9 - Accrued Settlement Obligations, the Company issued 2,800,000 warrants in connection with a legal settlement with Kukui. These options have an exercise price of $0.40 per share, vest immediately, and expire in two years. The warrants have a fair value of $773,824, which was provided for as part of the Kukui settlement accrual.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On September 7, 2000, the Company issued warrants for the purchase of 1,666,666 shares of the Company's common shares to each of the following: Rockwell International, Ltd., Oxbridge Ltd. and Conquest Financial Corporation. These warrants were issued in connection with outstanding notes payable, vest immediately, and are exercisable at $0.41 per share. These warrants expire on December 31, 2003. The warrants had a fair value of $2,639,038 on the grant date which was charged to operations during the third quarter of 2000.

On October 27, 2000, the Company entered into a settlement agreement with Mr. Winzer and Mr. Maurer, which calls for the issuance of warrants to purchase 5,200,000 common shares at $1.00 per share. If unexercised, the warrants will expire by January 15, 2002. The warrants had a fair value of $572,872 on the grant date which was charged to operations during the fourth quarter of 2000.

The fair value of options granted during 2000, 1999, 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998 respectively: average risk-free interest rate of 5.95%, 0.00%, and 5.00%; expected volatility of 139.8%, 0.00%
and 63.2%; expected life of 2.0 years, 0 years and 2 years.

At December 31, 2000 and 1999, the Company had warrants outstanding to purchase 40,892,856 and 9,750,000 common shares, respectively.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

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

NOTE 18 - CONTINGENCIES AND COMMITMENTS

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

The Company leases office facilities from various lessors in Poland and the United Kingdom. Rent expenses for the years ended December 31, 2000, 1999 and 1998 were $513,690, $517,354 and
$290,991, respectively. All of the office leases are on month-to-month agreements except for the one in the United Kingdom, which closed on March 31, 2001. The commitment for future minimum rental payments was $111,321 for the three months that the United Kingdom office was occupied duirng 2001.

                    EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - SUBSEQUENT EVENTS

On January 4, 2001, the Company amended its agreement with Belmont Resources, Inc. by reducing the exercise price on the 2,500,000 warrants from $0.82 per warrant to $0.40 per warrant.
This repricing of warrants will result in the Company recognizing an additional $143,561 of expense during the year ending
December 31, 2001.

On February 22, 2001, EuroGas announced its intention to sell up to 8,000,000 of its 14,100,000 common shares of Big Horn Resources Ltd. From February 28, 2001 through March 16, 2001, EuroGas sold 2,140,500 shares of Big Horn Resources Ltd. for $1,135,045. The sale reduced EuroGas' interest in Big Horn Resources Ltd. to 42.5%. During April 2000, EuroGas agreed to sell its remaining Investment in Big Horn to Westlinks Resources Ltd. and receive approximately $1.4 million in cash and $4.9 million in Westlinks one-year mandatorily redeemable preferred stock (unaudited).

On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in a talc deposit in Slovakia in exchange for issuing 12,000,000 common shares and paying
$100,000, as further described in Note 5 - Talc Mineral Interest.

During February 2001, EuroGas issued 100,000 shares of stock for professional services provided to the Company. The issuance was valued at $48,440, or $0.48 per share.

During April 2001, EuroGas issued 100,000 restricted common shares for a reduction in an accured liability to an unrelated vendor. The issuance was valued at $30,000, the value of the liability eliminated.


                    EUROGAS, INC. AND SUBSIDIARIES
        SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                             (Unaudited)



The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 2000, 1999 and 1998, by geographic area, were as follows:

                                                                         Europe
                                              Total        Canada    and Russia
                                        -----------   -----------   -----------
At December 31, 2000
   Unproved oil and gas properties      $42,921,154   $ 5,738,804   $37,182,350
   Proved oil and gas properties         16,499,982    16,499,982             -
                                        -----------   -----------   -----------
   Gross capitalized costs               59,421,136    22,238,786    37,182,350
   Less: Ceiling test adjustment
    and impairments                     (33,460,115)   (3,512,792)  (29,947,323)
   Less: Accumulated depreciation,
    depletion, and amortization          (3,619,329)   (3,619,329)            -
   Future abandonment and restoration      (183,002)     (183,002)            -
                                        -----------   -----------   -----------

   Net capitalized costs                $22,158,690   $14,923,663   $ 7,235,027
                                        ===========   ===========   ===========

At December 31, 1999
   Unproved oil and gas properties      $36,583,835   $ 8,875,353   $27,708,482
   Proved oil and gas properties         25,066,363    16,198,578     8,867,785
                                        -----------   -----------   -----------
   Gross capitalized costs               61,650,198    25,073,931    36,576,267
   Less: Ceiling test adjustment
    and impairments                    (13,234,555)    (3,512,792)   (9,721,763)
   Less: Accumulated depreciation,
    depletion, and amortization         (1,817,371)    (1,817,371)            -
   Future abandonment and restoration     (140,517)      (140,517)            -
                                        ----------    -----------   -----------

   Net capitalized costs                $46,457,755   $19,603,251   $26,854,504
                                        ===========   ===========   ===========

At December 31, 1998
   Unproved oil and gas properties      $35,709,152   $ 8,721,360   $26,987,792
   Proved oil and gas properties         21,576,978    10,968,152    10,608,826
                                        -----------   -----------   -----------
   Gross capitalized costs               57,286,130    19,689,512    37,596,618
   Less: Ceiling test adjustment and
    impairments                          (6,459,442)   (3,512,793)   (2,946,649)
   Less: Accumulated depreciation,
    depletion, and amortization            (220,600)     (220,600)            -
   Future abandonment and restoration      (246,125)     (246,125)            -
                                        -----------   -----------   -----------

   Net capitalized costs                $50,359,963   $15,709,994   $34,649,969
                                        ===========   ===========   ===========

Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                         Europe
                                              Total        Canada    and Russia
                                        -----------   -----------   -----------



For the Year Ended December 31, 2000
   Property acquisition costs
      Proved                            $         -    $        -   $       -
      Unproved                            1,748,618     1,683,266        65,352
   Exploration costs                      4,582,695     4,307,116       275,579
   Development costs                      2,075,923     2,075,923             -
                                        -----------   -----------   -----------

   Total Costs Incurred                 $ 8,407,236   $ 8,066,305   $   340,931
                                        ===========   ===========   ===========

                    EUROGAS, INC. AND SUBSIDIARIES
       SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                           (Unaudited)


                                                                       Europe
                                            Total        Canada    and Russia
                                      -----------   -----------   -----------
For the Year Ended December 31, 1999
   Property acquisition costs
      Proved                          $ 1,752,246   $ 1,752,246   $         -
      Unproved                          1,259,696       469,249       790,447
   Exploration cost                     1,327,737             -     1,327,737
   Development cost                     2,830,308     2,705,268       125,040
                                      ----------    -----------   -----------

   Total Costs Incurred               $ 7,169,987   $ 4,926,763   $ 2,243,224
                                      ===========   ===========   ===========

For the Year Ended December 31, 1998
   Property acquisition costs
      Proved                          $ 8,784,050   $ 8,784,050   $         -
      Unproved                         17,804,072     9,776,610     8,027,462
   Exploration costs                      573,570             -       573,570
   Development costs                    4,459,065     1,128,852     3,330,213
                                      -----------   -----------   -----------

   Total Costs Incurred               $31,620,757   $19,689,512   $11,931,245
                                      ===========   ===========   ===========

The results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:
                                                                       Europe
                                            Total        Canada    and Russia
                                      -----------   -----------   -----------
For the Year Ended December 31, 2000
   Oil and gas sales                  $ 6,395,037   $ 6,395,037   $         -
   Production costs                    (1,521,471)   (1,521,471)            -
   Impairment of mineral interests    (26,783,790)   (2,661,585)  (24,122,205)
   Depreciation, depletion, and
   amortization                        (1,885,107)   (1,885,107)            -
                                      -----------   -----------   -----------
   Results of operations for oil and
    gas producing activities
    (excluding corporate overhead and
     financing costs)                 $(23,795,331)  $   326,874  $(24,122,205)
                                      ============   ===========  ============
For the Year Ended December 31, 1999
   Oil and gas sales                  $  4,973,508   $ 4,973,508  $          -
   Production costs                     (1,330,526)   (1,330,526)            -
   Impairment of mineral interests      (7,217,426)            -    (7,217,426)
   Depreciation, depletion, and
    amortization                        (1,810,176)   (1,810,176)            -
                                      ------------   -----------   -----------
   Results of operations for oil and
    gas producing activities
    (excluding corporate overhead and
    financing costs)                  $(5,384,620)   $ 1,832,806   $(7,217,426)
                                      ===========    ===========   ===========

For the Year Ended December 31, 1998
   Oil and gas sales                  $   879,404    $   879,404   $         -
   Production costs                      (305,009)      (305,009)            -
   Impairment of mineral interests     (3,512,792)    (3,512,792)            -
   Depreciation, depletion, and
    amortization                         (220,600)      (220,600)            -
                                      -----------    -----------   -----------
   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)              $(3,158,997)   $(3,158,997)  $         -
                                      ===========    ===========   ============

                    EUROGAS, INC. AND SUBSIDIARIES
       SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                           (Unaudited)



RESERVE INFORMATION - The following estimates of proved and unproved developed reserve quantities, presented in barrels and thousand cubic feet (MCF), and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of EuroGas' reserves. EuroGas emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. EuroGas' proved reserves are located in Canada and the Slovak Republic. Unproved reserve properties are located in the Slovak Republic, Sakha Republic (Russian Federation), Canada, Poland, and the Ukraine.

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

                                                  Total                   Canada              Slovak Republic
                                           --------------------     -------------------      -------------------
                                               Oil         Gas          Oil         Gas          Oil         Gas
                                          (Barrels)       (MCF)    (Barrels)       (MCF)    (Barrels)       (MCF)
                                           -------   ----------     --------  ----------     -------   ----------
Proved Developed and Undeveloped Reserves
  Balance - January 1, 1999                569,730    9,487,435      474,850   3,999,650      94,880    5,487,785
  Purchases of minerals in place                 -    2,365,023            -   2,365,023           -            -
  Extensions and discoveries               569,149    2,683,741      569,149   2,683,741           -            -
  Production                               (94,299)  (1,049,114)     (94,299) (1,049,114)          -            -
                                         ---------   ----------     --------  ----------     -------   ----------
  Balance - December 31, 1999            1,044,580   13,487,085      949,700   7,999,300      94,880    5,487,785
  Purchases of minerals in place                 -      146,000            -     146,000           -            -
  Extensions and discoveries                46,134      504,080       46,134     504,080           -            -
  Production                              (113,100)    (916,089)    (113,100)   (916,089)          -            -
  Sales of minerals in place               (52,819)    (104,891)     (52,819)   (104,891)          -            -
  Revision of estimates                   (269,995)   5,549,785     (175,115)    (62,000)    (94,880)  (5,487,785)
                                        ----------   ----------     --------  ----------    --------   ----------

  Balance - December 31, 2000              654,800   18,665,970      654,800   7,566,400           -            -
                                        ==========   ==========     ========   =========    ========   ==========

Proved Developed Reserves -
  December 31, 1999                        806,400    7,566,400      806,400   7,772,800           -            -
  December 31, 2000                        631,400    6,546,900      631,400     654,900           -            -
                                        ==========   ==========     ========   =========    ========   ===========

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

                   EUROGAS, INC. AND SUBSIDIARIES
      SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                          (Unaudited)


The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 2000, 1999 and 1998 were as follows. There were no proved oil and gas reserves at December 31, 1997:

                                                                           Europe
                                               Total         Canada    and Russia
                                        ------------   ------------   -----------
For the Year Ended December 31, 2000
   Future cash inflows                  $ 61,049,083   $ 61,049,083   $         -
   Future production costs and
    development costs                    (10,028,153)   (10,028,153)            -
   Future income tax expenses            (15,219,536)   (15,219,536)            -
                                        ------------   ------------   -----------
   Future net cash flows                  35,801,394     35,801,394             -

   10% annual discount for estimated
      timing of cash flows               (12,293,103)   (12,293,103)            -
                                        ------------   ------------   -----------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil And gas reserves      $ 23,508,291   $ 23,508,291   $         -
                                        ============   ============   ===========

For the Year Ended December 31, 1999
   Future cash inflows                  $ 58,352,415   $ 42,466,594   $ 15,885,821
   Future production costs and
    development costs                    (14,451,638)  (12,946,144)     (1,505,494)
   Future income tax expenses            (10,760,417)   (9,478,107)     (1,282,310)
                                        ------------   -----------    ------------
   Future net cash flows                  33,140,360    20,042,343      13,098,017
   10% annual discount for estimated
      timing of cash flows               (13,388,091)   (7,552,584)     (5,835,507)
                                        ------------   -----------    ------------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil And gas reserves      $ 19,752,269   $ 12,489,759   $  7,262,510
                                        ============   ============   ============

For the Year Ended December 31, 1998
   Future cash inflows                  $ 36,750,126   $ 20,864,305   $ 15,885,821
   Future production costs and
    development costs                     (9,937,200)    (8,431,705)    (1,505,495)
   Future income tax expenses             (3,379,138)    (2,096,829)    (1,282,309)
                                        ------------   ------------   ------------
   Future net cash flows                  23,433,788     10,335,771     13,098,017
   10% annual discount for estimated
      timing of cash flows                (9,770,798)    (3,935,291)    (5,835,507)
                                        ------------   ------------   ------------
   Standardized measures of discounted
    future net of cash flows relating
    to proved oil and gas reserves      $ 13,662,990   $  6,400,480   $  7,262,510
                                        ============   ============   ============

                    EUROGAS, INC. AND SUBSIDIARIES
       SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                           (Unaudited)

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 2000, 1999 and 1998 were as follows:

                                                                           Europe
                                               Total         Canada    and Russia
                                        ------------   ------------   -----------

For the Year Ended December 31, 2000
   Beginning of year                    $ 15,534,137   $  8,271,627   $ 7,262,510
   Purchase of minerals in place             473,849        473,849             -
   Extensions and discoveries              2,077,190      2,077,190             -
   Development                             1,398,342      1,398,342             -
   Production                             (4,927,526)    (4,927,526)            -
   Sale of minerals in place                (682,295)      (682,295)            -
   Revisions of estimates:
      Sales prices                        18,299,745     18,299,745             -
      Development costs                   (1,024,521)    (1,024,521)            -
      Production costs                     1,160,734      1,160,734             -
      Quantities                          (9,148,314)    (1,885,804)   (7,262,510)
   Accretion of discount                     743,112        743,112             -
   Net change in income taxes               (120,755)      (120,755)            -
   Change in exchange rate                  (275,407)      (275,407)            -
                                        -----------    ------------   -----------

   End of year                          $ 23,508,291   $ 23,508,291   $         -
                                        ============   ============   ===========

For the Year Ended December 31, 1999
   Beginning of year                    $ 13,662,990   $  6,400,480   $  7,262,510
   Purchase of minerals in place           6,498,276      6,498,276              -
   Extensions and discoveries                      -              -              -
   Development                             1,120,835      1,120,835              -
   Production                               (598,055)      (598,055)             -
   Revisions of estimates:
      Sales prices                                 -              -              -
      Development costs                            -              -              -
   Accretion of discount                     188,021        188,021              -
   Net change in income taxes             (5,753,022)    (5,753,022)             -
   Change in exchange rate                   415,092        415,092              -
                                        ------------   ------------   ------------

   End of year                          $ 15,534,137   $  8,271,627   $  7,262,510
                                        ============   ============   ============
For the Year Ended December 31, 1998
   Beginning of year                    $          -   $          -   $          -
   Purchase of minerals in place           6,948,967      6,948,967              -
   Extensions and discoveries              6,857,937              -       6,857,937
   Development                             4,406,706      1,076,493       3,330,213
   Production                               (574,395)      (574,395)              -
   Revisions of estimates:
      Sales prices                          (320,693)             -        (320,693)
      Development costs                   (2,580,213)             -      (2,580,213)
   Accretion of discount                     866,857        180,583         686,274
   Net change in income taxes             (2,004,491)    (1,293,483)       (711,008)
   Change in exchange rate                    62,315         62,315               -
                                        ------------   ------------   -------------

   End of year                          $ 13,662,990   $  6,400,480   $   7,262,510
                                        ============   ============   =============


