Form 10-Q
period 2001-06-30
EUROGAS INC
filed 2001-09-12
CIK 783209

________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 2001.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
     PERIOD FROM _______________ TO _______________.

                          EUROGAS, INC.
                          -------------
     (Exact name of registrant as specified in its charter)

     Utah                       0-24781                  87-0427676
----------------          --------------------    -----------------------
(State or other           (Commission File No.)    (IRS Employer
 jurisdiction of                                  Identification No.)
 incorporation)

                       Kaerntner Ring 5-7
                             Top 4 D
                     A-1015 Vienna, Austria
                     ----------------------
  (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (43) 1 5139404

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value             144,164,788
------------------------------     -----------------------------
     (Title of Class)              (Number of Shares Outstanding
                                        at August 1, 2001)




                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                    3

     Item 2.  Management's Discussion and Analysis of Financial
               Condition                                             16

     Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                         21

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                         22

  Item 2.  Changes in Securities and Use of Proceeds                 22

  Item 5.  Other Information                                         23

  Item 6.  Exhibits and Reports on Form 8-K                          24

  Signatures                                                         30

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                 EUROGAS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                                     June 30,    December 31,
                                                         2001           2000
                                                  -----------    -----------
                             ASSETS
Current Assets
  Cash                                            $   234,602    $    57,745
  Investment in securities available for sale       1,499,819        137,948
  Investment in fixed-maturity securities           3,117,229              -
  Trade accounts receivable                                 -      2,715,089
  Value added tax receivables                         157,203        111,033
  Other receivables                                 1,407,849        139,025
  Prepaid expenses                                    127,105        228,420
                                                  -----------    -----------
     Total Current Assets                           6,543,807      3,389,260
                                                  -----------    -----------
Drilling Advances                                           -        321,240
                                                  -----------    -----------
Property and Equipment - Full Cost Method
  Talc mineral property                             6,248,584      2,216,308
  Oil and gas properties subject to amortization            -     16,499,982
  Oil and gas properties not subject to
    amortization                                    6,237,724      9,461,039
  Other property and equipment                        571,062      1,006,517
                                                  -----------    -----------
     Total Property and Equipment                  13,057,370     29,183,846
  Less accumulated depletion depreciation
    and amortization                                 (234,646)    (3,979,057)
                                                  -----------    -----------
     Net Property and Equipment                    12,822,724     25,204,789
                                                  -----------    -----------
Investments at Cost                                   358,857        877,014
Other Assets                                                -        544,703
                                                  -----------    -----------

Total Assets                                      $19,725,388    $30,337,006
                                                  ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Trade accounts payable                          $         -    $ 3,520,433
  Accrued liabilities                               4,737,363      7,025,554
  Accrued liabilities payable to related parties    1,179,571              -
  Accrued settlement obligation                     6,345,766      6,619,691
  Accrued income taxes                                586,899        646,993
  Notes payable                                        29,531      3,234,011
  Notes payable to related parties                    567,600      1,850,389
                                                  -----------    -----------
     Total Current Liabilities                     13,446,730     22,897,071
                                                  -----------    -----------
Deferred Income Tax Liability                               -      2,442,081
                                                  -----------    -----------
Minority Interest                                           -      3,787,343
                                                  -----------    -----------
Stockholders' Equity
  Preferred stock - $0.001 par value; 3,661,968
    shares authorized; 2,392,228 shares
    outstanding; liquidation preference:
    $946,485                                          350,479        350,479
  Common stock - $0.001 par value; 325,000,000
    shares authorized; 142,996,460 shares and
    126,996,460 shares issued, respectively           142,997        126,997
  Additional paid-in capital                      139,132,826    133,447,684
  Accumulated deficit                            (132,181,157)  (129,048,600)
  Accumulated other comprehensive loss               (961,694)    (3,666,049)
  Treasury stock, at cost; 655,000 shares            (204,793)             -
     Total Stockholders' Equity                     6,278,658      1,210,511
                                                  -----------    -----------

Total Liabilities and Stockholders' Equity        $19,725,388    $30,337,006
                                                  ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

                    EUROGAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                 For the Three Months           For the Six Months
                                   Ended June 30,                 Ended June 30,
                              ----------------------------   ---------------------------
                                     2001            2000           2001           2000
                              -----------    ------------   ------------   ------------

Oil and Gas Sales             $         -    $  1,290,460   $          -   $  2,673,065
                              -----------    ------------   ------------   ------------

Costs and Operating Expenses
Oil and gas production                  -         369,110              -        624,020
Impairment of mineral interests
 and equipment                  1,154,444               -      1,154,444              -
Depreciation depletion and
  amortization                      3,137         315,372          8,572        730,724
Litigation settlement
  expense                       1,690,947               -      1,690,947              -
General and administrative         50,756       1,371,278      1,560,041      3,209,274
                              -----------    ------------   ------------   ------------

Total Costs and Operating
  Expenses                      2,899,284       2,055,760      4,414,004      4,564,018
                              -----------    ------------   ------------   ------------

Loss from Operations           (2,899,284)       (765,300)    (4,414,004)    (1,890,953)

Net gain on sale of
  investments                   1,086,612               -      1,028,222              -
Equity income                           -               -        341,843              -
Interest income                    42,840          10,653         47,484         50,642
Interest expense                  102,872        (189,367)       (68,128)    (2,965,462)
Foreign exchange net
  gains (losses)                 (188,721)          2,038         (1,113)        49,084
Other                              (1,357)          2,551              -         (1,856)
Minority interest in income
  of consolidated subsidiary            -        (180,172)             -       (480,399)
                              -----------    ------------   ------------   ------------

Net Loss                       (1,857,038)     (1,119,597)    (3,065,696)    (5,238,944)

Preferred Dividends               (33,615)        (12,016)       (66,861)       (50,365)
                              -----------    ------------   ------------   ------------

Loss Applicable to Common
  Shares                      $(1,890,653)   $ (1,131,613)  $ (3,132,557)  $ (5,289,309)
                              ===========    ============   ============   ============

Basic and Diluted Loss Per
  Common Share                $     (0.01)   $      (0.01)  $      (0.02)  $      (0.05)
                              ===========    ============   ============   ============

Basic and Diluted Weighted-
  Average
   Common Shares Outstanding  136,791,515     100,868,847    131,945,908     96,449,570
                              ===========    ============   ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                                                    For the Six Months
                                                       Ended June 30,
                                              ------------------------------
                                                    2001                2000
                                              -----------        -----------
Cash Flows From Operating Activities
 Net loss                                     $(3,065,696)       $(5,238,944)
 Adjustments to reconcile net loss to cash
   provided by operating activities:
   Depreciation depletion and amortization          8,572            730,724
   Impairment of mineral interests and
     equipment                                  1,154,444                  -
   Net gain and sale of investments            (1,028,222)                 -
   Minority interest in income of subsidiary            -            480,399
   Undistributed equity income                   (341,842)                 -
   Common shares issued for services               48,400                  -
   Amortization of discount on fixed-maturity
     securities                                   (31,699)                 -
   Interest expense from beneficial
     conversion feature of debentures                   -            771,429
   Expenses paid by issuance of notes payable
    to related  party                             110,000            986,376
   Compensation related to detachable warrants          -          1,898,138
   Foreign exchange (gain) loss                     1,113            (49,084)
 Changes in assets and liabilities, net of
   acquisitions and dispositions:
   Trade and other receivables                   (305,302)           425,723
   Prepaid expenses                               514,489           (172,847)
   Accrued liabilities                            967,250            733,130
                                             ------------        -----------
     Net Cash Used in Operating Activities     (1,968,493)           565,044
                                             ------------        -----------
Cash Flows From Investing Activities
 Purchase of mineral interests, property and
   equipment                                     (240,485)        (2,285,679)
 Proceeds from sale of subsidiaries,
   net of cash disposed                         3,511,119                  -
 Payment made in exchange for note
   receivable                                           -           (400,000)
 Payment to purchase other investments                  -           (300,000)
 Payment to litigation settlement trust
   account                                     (1,000,000)                 -
 Proceeds from sale of property and
   equipment                                      133,393          1,848,292
 Payment to purchase Rosim s.r.o.                (100,000)                 -
                                             ------------        -----------
     Net Cash Used in Investing Activities      2,304,027         (1,137,387)
                                             ------------        -----------

Cash Flows From Financing Activities
 Proceeds from the issuance of common stock        44,310            300,000
 Payments to purchase treasury stock             (204,793)                 -
 Principal payments on notes payable                    -         (1,638,898)
 Proceeds from issuance of debentures                   -          1,591,336
 Proceeds from notes payable to related
   parties                                              -            100,000
                                             ------------        -----------

     Net Cash Used in Financing Activities       (160,483)           352,438
                                             ------------        -----------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                              1,806             77,048
                                             ------------        -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     176,857           (142,857)
Cash and Cash Equivalents at Beginning
  of Period                                        57,745          1,047,141
                                             ------------        -----------
Cash and Cash Equivalents at End of Period   $    234,602        $   904,284
                                             ============        ===========

Supplemental Disclosure of Cash Flow
  Information
 Cash paid for interest                      $     68,128        $    71,986
                                             ============        ===========

The accompanying notes are an integral part of these condensed financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED) (CONTINUED)


Supplemental Disclosure of Noncash Investing and Financing
Activities

During the six months ended June 30, 2001, EuroGas accumulated $66,861 of cumulative preferred dividends. The investment in Big Horn Resources Ltd. was previously accounted for by consolidation. On January 1, 2001 the investment was accounted for by the equity method with the investment valued at
$5,232,659. The reclassification resulted in a $18,369,998 reduction in assets and a $13,137,339 reduction in liabilities. A majority of the investment in Big Horn Resources Ltd. was sold. The proceeds from the sales consisted of $3,085,530 in mandatorily redeemable preferred stock of Westlinks Resources Ltd. and $3,518,232 in cash. The remaining investment in Big Horn Resources Ltd. of $601,020 and other investments of $518,157 were reclassified as investment in securities available for sale.

During the six months ended June 30, 2001, EuroGas sold its investment in the Nafta-Danube Association with a carrying value of $2,475,248 after impairment for relief and assumption of $1,771,997 in liabilities. A 57% interest in Rosmin s.r.o. was acquired with a fair value of $3,843,560 by modification of stock warrants valued at $143,560, the issuance of 12,000,000 common shares valued at $3,600,000 and cash payments of $100,000. Notes payable to related parties of $1,392,789 were reclassified to accrued liabilities to related parties. During the period, 3,800,000 shares of common stock were issued in satisfaction of a $1,864,872 settlement obligation.

During the six months ended June 30, 2000, accrued liabilities in the amount of $87,216 were converted to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock at $0.35 per share. The Company issued 3,800,000 shares of common stock pursuant to accrued settlement obligations that were valued at $3,097,000 or $0.82 per share. Preferred shareholders converted 1,800 shares of Series C preferred stock together with $21,599 of accrued preferred dividends into 5,329,713 common shares at a weighted-average price of $0.54 per common share. An option to purchase 3,000,000 shares of the Company's common stock was granted pursuant to an accrued settlement obligation that were valued at $1,560,000. The options granted vest in one year and are exercisable at $0.65 per share for a period of 30 days. The Company issued a note payable to a shareholder who advanced, on behalf of EuroGas, $100,000 to Teton Petroleum Company as a note receivable.

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

Business Condition - EuroGas and its subsidiaries have accumulated a deficit of $132,181,157 since their inception in 1995 through June 30, 2001. EuroGas has had losses from operations and negative cash flows from operating activities during the year ended December 31, 2000 and the six months ended June 30, 2001. At June 30, 2001, the Company had a working capital deficiency of $6,902,923. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration of unproved properties is unsuccessful, all or a portion of recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. From January 1, 2001 through May 29, 2001, the investment in Big Horn Resources Ltd. was accounted for by the equity method of accounting, based upon the weighted-average ownership percentage held by EuroGas during the period. At June 30, 2001, the remaining investment in Big Horn Resources Ltd. was accounted for as an investment in securities available for sale. All significant intercompany accounts and transactions have been eliminated in consolidation.

Talc Mineral Properties -Costs incurred to acquire and develop talc mineral properties and to acquire related plant and equipment are capitalized. Once production begins, depreciation and depletion of total estimated cost and estimated restoration costs will be computed using the units-of-production method based on the estimated minerals that are likely to be recovered.

Long-Lived  Assets  -  EuroGas  follows  Statement  of  Financial
Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. The impairment is measured based on the excess of cost over an estimate of future discounted cash flows. As of July 7, 2001, EuroGas was late in paying a required $35,000 concession payment on one of its Polish oil and gas concessions, which subjects the Company to the risk that it could lose the concession.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, Business Combinations, requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill.

SFAS No. 142, Goodwill and Other Intangible Assets, changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for EuroGas at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001.

EuroGas has not completed its assessment of these new accounting standards, although it expects that the provisions of SFAS No. 142 will not have a material impact on its consolidated operations in 2002 when compared to consolidated operations for years prior to 2002.

Reclassification - Certain December 31, 2000 balances have been reclassified in order to conform with current presentation.

NOTE 2 - SALE OF INVESTMENTS IN SUBSIDIARIES

Big Horn Resources Ltd. - Through December 31, 2000, EuroGas owned 14,100,000 common shares, or 50.1%, of Big Horn Resources Ltd. ("Big Horn"). From February through June 2001, EuroGas sold 4,278,233 of its Big Horn shares for $2,319,296, at an average price of $0.54 per share. On May 29, 2001, EuroGas entered into an agreement with Westlinks Resources Ltd. ("Westlinks") and sold Westlinks 8,275,500 Big Horn shares in exchange for $1,198,936 paid in cash and for 6,123,870 shares of Westlinks preferred stock. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem all of the preferred shares by May 29, 2002 at $0.56 per share. EuroGas discounted the future cash payment to be received at the redemption date by 10% and recorded the redeemable preferred stock at $3,085,530. EuroGas recognized a $1,731,473 gain from the sale of the Big Horn shares.

As a result of the sales, EuroGas' interest in Big Horn was reduced from 50.1% to 42.5% at March 31, 2001 and to approximately 5% at June 30, 2001. These decreases in ownership resulted in the investment in Big Horn being accounted for on the equity method from January 1, 2001 through May 29, 2001 and at fair value through June 30, 2001. EuroGas' equity in the income from Big Horn through May 29, 2001 was $341,843. EuroGas has agreed to exchange its remaining 1,546,267 Big Horn shares for Westlinks common shares at the exchange rate of 0.1905 Westlinks common shares for each Big Horn share. Under the term of an option agreement, EuroGas has further agreed to sell 446,267 Big Horn shares at $0.49 per share.

Nafta-Danube Association - An agreement to resolve the dispute with the Slovakian joint venture partner Nafta Gbely a.s. ("Nafta") regarding the Trebisov property has been completed. On July 4, 2001, EuroGas informed Nafta that EuroGas would agree to withdraw from the Nafta-Danube Association, in exchange for Nafta making full payment of all obligations to Geophysical Services Ltd., Hungary. EuroGas will not have any further legal or financial obligations connected with the Nafta-Danube Association. Nafta agreed to assume and pay all other liabilities owed by the Association.

As a result of the agreement, EuroGas evaluated the carrying value of the gas properties and equipment in the Association, determined they were impaired and recognized an impairment loss of $1,154,444 at June 30, 2001. EuroGas recorded the sale of the Nafta-Danube Association as of June 30, 2001 and recognized a loss on the sale of $703,251.

NOTE 3 - SIGNIFICANT ACQUISITIONS

Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65%interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o.

On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont
Resources, Inc. ("Belmont") in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash and modifying the exercise price of existing stock options, as explained below. EuroGas agreed to register the common shares issued. EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue up to an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, EuroGas has agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont.

In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty to Belmont and agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002. If not in commercial production within one year, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc. board of directors for not less than one year.

In connection with the acquisition, EuroGas further modified the options held by Belmont for the purchase of 2,500,000 common shares at $0.82 per share to being exercisable at $0.40 per share. The modification to the options increased their fair value on January 4, 2001, the date modified, by $143,560. The fair value of the options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.0%; expected dividend yield of 0%; volatility of 111% and an expected life of 1.5 years.

On May 1, 2001, the Company completed the purchase of the additional 57% direct interest in Rozmin s.r.o. by issuing the 12,000,000 common shares. The purchase was recorded at $3,843,560, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options and the cash advance royalty to be paid. If additional common shares are issued in the future under the guarantee of the future market value of the Company's common shares, no additional cost will be recognized. EuroGas accounted for the acquisition as a purchase and allocated the purchase price to the assets acquired, primarily the interest in mineral property. No goodwill was recognized in the purchase transaction. The operations of Rozmin s.r.o. have been included in the consolidated results of operations from March 27, 2001.

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in Rima Muran s.r.o. whose principal asset is a 43% investment in Rozmin s.r.o. EuroGas has an obligation to fund 33% to 39% of the projected $5,000,000 capital cost requirements by virtue of its 55% ownership of Rima Muran. Rima Muran s.r.o. does not have the assets necessary to meet this obligation, and it is anticipated that the necessary funding will need to be provided by EuroGas. In addition, EuroGas has the obligation to provide 57% of the capital cost requirements as a result of the purchase of the 57% interest from Belmont.

Epic Energy Inc. and HHO Ltd. - In May 2001, EuroGas signed a binding Memorandum of Understanding ("MOU") with Epic Energy Inc. ("Epic") in Calgary, Canada, regarding participation in the development of oil and gas projects owned by Epic in the Ukraine, held by Epic's wholly-owned subsidiary, HHO Ltd. Among other things, the MOU provided that (1) EuroGas would acquire a 5% equity interest in Epic for cash from an affiliate of Epic; (2) EuroGas would loan HHO $1,000,000 secured by assets and equipment to further develop the Ukraine projects; (3) EuroGas would invest $1,000,000 for a 50% interest in HHO's first well, and (4) EuroGas would acquire a further 14.9% equity interest in Epic by exchanging shares with an affiliate of Epic. On July 30, 2001, EuroGas received a notice of default under the MOU.

Management intends to continue to pursue a strategic investment in Epic. However, due to the change from the original negotiated and announced 19.9% equity investment down to a 5% equity investment by EuroGas in Epic as demanded by the Canadian Venture Exchange, where Epic's shares are listed, management has not yet decided if the smaller investment continues to meet the Company's overall investment strategy. Any liability to EuroGas from default under the MOU has not been determined nor recorded in the accompanying condensed financial statements.

NOTE 4 - INVESTMENT IN SECURITIES

Investment in Securities Available for Sale - Investments in equity securities are classified as available for sale and are recorded at their estimated fair value. Information with respect to securities available for sale at June 30, 2001 is as follows:

     Cost                                  $1,247,278
     Gross unrealized gains                   282,150
     Gross unrealized losses                  (29,609)
                                           ----------
     Estimated Fair Value                  $1,499,819
                                           ==========

Investment in fixed-maturity securities - The investment in Westlinks mandatorily redeemable preferred stock is accounted for at amortized cost. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem the preferred shares by May 29, 2002. The preferred shares are not marketable and are carried at amortized cost.

NOTE 5 - OTHER RECEIVABLES

As of June 30, 2000 EuroGas has receivables from trust funds in the amount of $1,087,000. There are no restrictions as to the use of these trust funds. EuroGas has a receivable in Poland for approximately $320,000 related to the disposal and sale of equipment.

NOTE 6 - ACCRUED SETTLEMENT OBLIGATIONS

FCDC Settlement Agreement and Contingently Issuable Common Shares
- On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd., an Ireland Corporation ("FCDC"), in the amount of $19,773,113. On June 16, 2000, EuroGas entered into a memorandum of understanding with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, EuroGas agreed in a memorandum of understanding to do the following:

 .    issue to FCDC 3,700,000 common shares,

 .    grant FCDC options to purchase 3,000,000 common shares at an exercise price of $0.65 per share during the 30 day period commencing June 30, 2001,

 .    guarantee  that  the  market  value  of  the  common  shares issuable upon exercise of the options would be $3.00 per share on the date of exercise by compensating FCDC in cash or common shares in an amount equal to the difference between $3.00 and the market price per share on the date of exercise,

 .    guarantee  that the common shares issuable upon exercise  of the options will retain a value of $3.00 per share throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or common shares, with respect to 400,000 shares FCDC would be permitted to sell every month, in an amount equal to the difference between $3.00 per share and 90% of the highest quoted market price per share during each month,

 .    cause  EuroGas GmbH, a wholly-owned, Austrian subsidiary  of
     EuroGas, to back up the guarantee by pledging its stock in Rima Muran s.r.o., which indirectly holds a 23.65% interest in a talc deposit in Slovakia,

 .    consider nominating a designee of FCDC to serve on the board of directors of EuroGas, and

 .    register for resale all of the common shares issued to  FCDC pursuant to the settlement agreement.

Pursuant to the memorandum of understanding, in June 2000, the Company issued to FCDC 3,700,000 common shares and options to purchase 3,000,000 common shares exercisable at $0.65 per share from June 30, 2001 through July 29, 2001. The Company obtained effectiveness of a registration statement in September 2000 relating to the resale by FCDC of the common shares issued and the common shares underlying the options granted.

FCDC did not exercise any of the options to purchase up to 3,000,000 shares of common stock by July 30, 2001; accordingly, the options expired on July 30, 2001. As a result, the cash or common shares that would have been payable or issuable under the guarantee of the stock price underlying the options will no longer be payable or issuable. Management of EuroGas believes that the settlement with FCDC has been fully performed and that the Rima Muran lien is no longer enforceable. The value of the contingently issuable common shares was recognized as a litigation settlement expense and as additional paid-in capital during the year ended December 31, 2000. No amount remains accrued at June 30, 2001 relating to the FCDC settlement obligation.

Winzer-Maurer Claim and Proposed Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. The Company also agreed to issue warrants to
purchase  5,200,000  common  shares  at  $1.00  per  share.   The
warrants, when issued, will expire on January 15, 2002. The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares to be issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, expected volatility of 136%, and expected life of 1.2 years. The accrued settlement obligation was reduced upon the issuance of 877,983 of the required 3,800,000 common shares at the date of the settlement agreement. The shares issued were valued at $298,514, or $0.34 per share. The balance of the accrued settlement obligation relating to the settlement with Winzer-Maurer at December 31, 2000 was $1,566,358.

Other - An accrued liability payable to a law firm for legal services, in the amount of $122,053 at June 30, 2001, is secured by 1,000,000 shares of Teton Petroleum Company.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties were as follows:
                                                        June 30,   December 31,
                                                            2001          2000
                                                       ---------    ----------
  10% Notes payable to a former officer, due
    June 30, 2001, unsecured                           $ 210,000    $  100,000
  Loans from companies associated with a director,
    due in 1999  and  2000  with  interest at 7%
    to  10%,  unsecured                                  352,051       352,051
   Loan  from  a  director, due in 2001, interest
     7.5%  to  10%, unsecured                              5,549         5,549
   Non-interest  bearing loans from significant
     shareholder  and director                                 -     1,392,789
                                                       ---------    ----------

  Total Notes Payable to Related Parties               $ 567,600   $ 1,850,389
                                                       =========    ==========

NOTE 8 - NOTES PAYABLE

Loans and notes payable were as follows:

                                                        June 30,   December 31,
                                                            2001          2000
                                                       ---------    ----------


  Loans  due 1999 and 2000, interest at 10%,
     unsecured                                         $  29,531   $    29,531
  Line of credit with a bank                                   -     3,204,480
                                                       ---------   -----------

  Total Notes Payable                                  $  29,531   $ 3,234,011
                                                       =========   ===========

NOTE 9 - RELATED PARTY TRANSACTIONS

A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as accrued liabilities payable to related parties in the amount of $1,179,571as of June 30, 2001 and notes payable to related parties in the amount of $1,392,789 as of December 31, 2000.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock - There are 2,391,968 shares of 1995 Series Preferred Stock (the "1995 Series preferred stock") issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Annual dividend requirements of the 1995 Series preferred stock are $119,598. Each share of the 1995 Series preferred shares are convertible into two common shares upon lawful presentation of the share certificates. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends.

On May 29, 1997, EuroGas authorized the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997
Series  preferred  stock is non-voting and accrues  dividends  at
$60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus  unpaid dividends before liquidation payments applicable  to common shares but after liquidation payments to the 1995 series preferred stock outstanding. The 1997 Series preferred stock, along  with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or  82%  of  the average closing bid price for five trading  days prior to conversion. From December 31, 1997, there have been  260
shares  of  1997  Series  preferred  stock  outstanding  with   a
liquidation preference of $260,000. The following is a summary of the preferred stock outstanding at June 30, 2001:
                                                          Annual
                                     Liquidation         Dividend
                                      Preference        Requirement
                       Shares      -----------------  -----------------
                     Outstanding   Per Share   Total  Per Share   Total
                      ---------    --------  --------  -------  ---------
Designation
   1995 Series        2,391,968    $   0.10  $ 239,197  $ 0.05   $119,598
   1997   Series  A
     Convertible            260    1,000.00    260,000   60.00     15,600
                      ---------               --------           --------
   Total              2,392,228               $499,197           $135,198
                      =========               ========           ========


Common Stock - During February 2001, the Company issued 100,000 shares of common stock for cash in the amount of $44,310. During April 2001, EuroGas issued 100,000 shares of stock for professional services provided to the Company. The issuance was valued at $48,400, or $0.48 per share.

EuroGas was under commitment to issue a substantial number of shares of common stock to FCDC under a settlement obligation, as described in Note 6, if FCDC had exercised its option on or before July 29, 2001. However, FCDC did not exercise the stock options and they expired on July 30, 2001. During May 2001, EuroGas issued 3,800,000 shares to Winzer-Maurer under a settlement obligation. The shares were valued at $1,864,872.

On May 1, 2001, EuroGas issued 12,000,000 common shares for the purchase of a 57% interest in Rozmin s.r.o. The shares were valued at $3,600,000.

NOTE 11 - STOCK WARRANTS

A finance company and holder of EuroGas warrants is holding as security 750,000 EuroGas common shares, for which certificates have been delivered and which management and legal counsel assert have not been legally issued, pending resolution of a dispute. Accordingly, the EuroGas common shares are not considered issued for financial reporting purposes. The financing company claims EuroGas should issue additional warrants under the anti-dilution clause of a 5,000,000 share warrant agreement issued in September 2000. No shares are currently due under the anti-dilution clause. At such time that EuroGas sells common stock to an affiliate for less than $0.55 per share or other actions occur which would trigger an increase in the number of warrants or a decrease in the exercise price under the anti-dilution clause, the Company will record the modifications or additional warrants.

At June 30, 2001, the Company had warrants outstanding to purchase 40,892,856 common shares.

NOTE 12 - COMPREHENSIVE LOSS

Comprehensive loss for the six months ended June 30, 2001 and 2000 was computed as follows:

                                                         2001             2000
                                                  -----------      -----------
  Net loss                                        $(3,065,696)     $(5,238,944)
                                                  -----------      -----------
  Foreign currency translation adjustments:
   Foreign currency translation adjustments         2,449,898         (748,630)
    Less  reclassification adjustment for
      translation adjustments included in
      operations under net gain on sale of
      investments                                  (2,471,983)               -
                                                  -----------      -----------
    Net foreign currency translation adjustment       (22,085)        (748,630)
                                                  -----------      -----------
    Unrealized  holding  gains  from
     investment  in   securities
     available for sale                               254,457         (140,915)
                                                  -----------      -----------

   Comprehensive Loss                             $(2,833,324)     $(6,128,489)
                                                  ===========      ===========

Accumulated other comprehensive loss consisted of the following at June 30, 2001:

     Cumulative foreign currency translation
      adjustment                                  $(1,216,235)
      Unrealized net holding gains on securities
        available for  sale                           254,541
                                                  -----------

  Accumulated Other Comprehensive Loss           $   (961,694)
                                                 ============

NOTE 13 - CONTINGENCIES AND COMMITMENTS

McKenzie Bankruptcy Claim - A bankruptcy trustee appointed in the McKenzie Methane Corporation Bankruptcy (the "McKenzie Estate") and its shareholders' bankruptcy cases (the "Trustee") (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex Methane, a Polish corporation) has asserted claims based upon their alleged lending activities with the former owner, and to the proceeds that EuroGas was to have received from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex Methane gas concession in Poland, which agreement was subsequently terminated. The Trustee's claim was apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession) from persons who were acting as nominees for the McKenzie Estate, or in fact may be operating as a nominee for the McKenzie Estate, and therefore, the creditors of the McKenzie Estate are the true owners of the proceeds received or to have been received from the sale of the subsidiary to EuroGas and from the exploration and development of the Pol-Tex Methane concession. In addition, the McKenzie Estate claims that the stock or cash received by other defendants arising out of the Pol-Tex transactions, including outstanding preferred stock, should be turned over to the McKenzie Estate. EuroGas had denied the allegations and believes that the claims against it are without merit. In October 1999, the Trustee filed a motion seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action included claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, the Bankruptcy Court approved that motion. This suit was administratively consolidated with the above claims.

In July 1999, the Trustee filed another suit in the same bankruptcy cases seeking damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee, which allowed the Texaco agreement to proceed. EuroGas disputed the allegations and filed a motion to dismiss or alternately, to abate this suit. This suit is currently proceeding before the court.

During October 2000, the Company entered into a mediation settlement agreement with the Trustee to resolve all related disputes and issues. The agreement was subject to execution of a final settlement agreement and Bankruptcy Court approval which never occurred. Trial on the administratively consolidated suits is currently scheduled for October 29, 2001.

On February 9, 2001, James Holbrook filed suit against Steve Smith, Trustee, Kukui Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C. in the McKenzie Bankruptcy cases. Holbrook was a documents escrow agent under the December settlement agreement described below with EuroGas, Kruse Landa, Kukui, the Bishop Estate and the trustee as to the EuroGas files held by Kruse Landa. Through the suit Holbrook, in part, sought clarification of his obligations under the settlement as to the release of the Kruse Landa files. The Trustee answered the suit requesting turnover of the files under the settlement agreement. EuroGas has answered and cross claimed against the Trustee, asserting, in part, that a determination of the parties rights under the settlement must be made before the Kruse Landa files are released, that EuroGas has fully performed under the settlement agreement and, therefore, EuroGas is entitled to enforcement of the release given by the Trustee under the settlement agreement. The Court has given EuroGas until August 31, 2001 to address this issue through the filing of a summary judgment motion.

Management's estimate of the amount due under the claims made by the Trustee have been accrued in the accompanying condensed financial statements.

Kukui, Inc. Claim - In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Bishop Estate, Kukui's parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

In December 1999, EuroGas entered into a settlement agreement with Kukui, the Bishop Estate and the McKenzie Bankruptcy Trustee, which was intended to resolve all claims made by Kukui, the Trustee, and the Bishop Estate against EuroGas. Under the terms of the settlement agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 at December 31, 2000 for the estimated cost of settling the claim includes an estimated default penalty and interest. In June 2001, EuroGas completed its settlement payments and the lawsuit filed by Kukui in Utah Federal District Court was dismissed. In addition, EuroGas is seeking enforcement of a release from the Trustee through the Holbrook litigation described above.

Employment - During April 1999, EuroGas entered into a three-year employment contract with its chief executive officer. The contract provided for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The options vest on January 1, 2000, and expire in April 2009. The officer resigned in January 2001. EuroGas has accrued salary obligations to the officer in the amount of $230,000, which is included in accrued liabilities.

In   addition,  other  former  officers  have  made  claims   for
compensation and for reimbursement of expenses against EuroGas, which amounts have been accrued as accrued liabilities.

NOTE 14 - SUBSEQUENT EVENTS

In July 2001, EuroGas accepted the resignation of Andrew Andraczke as President/CEO and Director. In addition, EuroGas decided not to extend past June 30, 2001, the employment contract of Borre Dahl, CFO. EuroGas appointed Wolfgang Rauball as interim President/CEO and CFO until an alternative person is accepted.

In August 2001, Epic notified EuroGas of default in its investment and joint venture obligation under the MOU signed May 2001. Epic offered no assurances that the terms of the MOU would remain the same if EuroGas seeks to revive its commitments.

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

     When used herein, the terms "we," the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries: EuroGas (UK) Limited, Danube International
Petroleum Company, EuroGas GmbH Austria, and EuroGas Polska Sp.
zo.o., Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas.

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended June 30, 2001 and 2000, respectively.


                                   For the Three                 For the Six
                                       Months                       Months
                                   Ended June 30,               Ended June 30,
                                  2001          2000           2001         2000
                              -----------    ----------     --------     ----------
Oil and Gas Sales             $         -    $1,290,460     $      -     $1,240,698
Operating Expenses
     Oil and gas production             -       369,110            -        624,020
     Impairment of mineral
      interests and equipment   1,154,444             -    1,154,444              -
     Depreciation and
        amortization                3,137       315,372         8,572       730,724
     Litigation settlement
        expense                 1,690,947              -    1,690,947             -
     General and administrative    50,756      1,371,278    1,586,041     3,209,274
          Total Operating       2,899,284      2,055,760    4,414,004     4,564,018

Other Income (Expense)
     Net gain on sale of
        investments             1,086,612              -    1,028,222             -
     Equity income                      -              -      341,843             -
     Interest income               42,840         10,653       47,484        50,642
     Interest expense             102,872       (189,367)     (68,128)   (2,965,462)
     Foreign currency exchange
       gains (losses), net       (188,721)         2,038       (1,113)       49,084
     Other                          1,357          2,551            -        (1,856)
     Minority interest in income
       (loss) of consolidated           -       (180,172)           -      (480,399)
        Subsidiary

Net Loss                       (1,857,038)    (1,119,597)  (3,065,696)   (5,238,944)


Three months ended June 30, 2001, compared with three months ended June 30, 2000

     Revenues. As a result of the Company's sale of its controlling interest in Big Horn, and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales for the three months ended June 30, 2001, compared to oil and gas sales of $1,290,460 for the three months ended June 30, 2000.

     Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment, and impairment of mineral interests and equipment. Due to the non-consolidation of Big Horn, oil and gas production expenses decreased from $369,110 for the three months ended June 30, 2000, to $0 for the three months ended June 30, 2001. General and administrative expenses were $50,756 for the three months ended June 30, 2001, compared to $1,371,278 for the three months ended June 30, 2000. Such decrease in administrative expenses is the result of the resignation of several employees who have not been replaced and the use of fewer consultants and the non-consolidation of Big Horn. Depreciation and amortization expenses were $3,137 for the three months ended June 30, 2001, compared to $315,372 for the three months ended June 30, 2000. Such decrease is primarily attributable to the difference in accounting for Big Horn.

     A known material adjustment in the amount of $143,560 was made during the second quarter for first quarter interest expense that was revised and included as a component of the purchase price for Rozmin s.r.o. As a result, interest expense is recorded as a negative $102,872 for the three months ended June 30, 2001. This is compared to an interest expense of $189,367 during the three months ended June 30, 2000. The primary reason for the decrease in interest expense was the beneficial conversion feature associated with the issuance of $3,000,000 in convertible debentures on January 12, 2000, at a conversion rate that was less than the market value of the underlying common stock on the date of issuance. Due to the non-consolidation of Big Horn, the Company also recognized no adjustment to loss from operations from a minority interest in a consolidated subsidiary during the three months ended June 30, 2001, compared such an adjustment of $180,172 during the three months ended June 30, 2000. The June 30, 2000, oil and gas revenue figures and other figures on the Company's Statement of Operations represent 100% of Big Horn oil and gas revenues. The minority interest loss is included to adjust for the interest of the minority shareholders in Big Horn's operations. Accordingly, the net income figures set forth on the Statement of Operations reflect only EuroGas' approximately 51% interest in Big Horn for the periods prior to the sale of Big Horn by EuroGas.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $132,181,157 as of June 30, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable

     Net Loss. The Company incurred net losses of $1,857,038 for the three months ended June 30, 2001, and $1,119,597 for the three months ended June 30, 2000. These losses were due in large part to the absence of revenues, combined with continued administrative, production, depreciation, and other recurring continuing expenses and increases in accruals for litigation activities. The decrease in net losses for the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, is primarily attributable to some cost cutting activities.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.
The Company recognized a loss of $188,721 in the three months ended June 30, 2001, and a gain of $2,038 in the three months ended June 30, 2000, as a result of currency transactions during such periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2001, compared with six months ended
June 30, 2000

     Revenues. As a result of the Company's sale of its controlling interest in Big Horn and the non-consolidation of Big
Horn thereafter, the Company had no oil and gas sales for the six months ended June 30, 2001, compared to oil and gas sales of $2,673,065 during the six months ended June 30, 2000.

     Operating Expenses. General and administrative expenses were $1,560,041 for the six months ended June 30, 2001, compared to $3,209,274 for the six months ended June 30, 2000, a decrease of 51 percent. The decrease was primarily attributable to a reduction of consulting fees and the non-consolidation of Big Horn. Depreciation and amortization expenses were $8,572 for the six months ended June 30, 2001, compared to $730,724 for the six months ended June 30, 2000. Such decrease is primarily attributable to the difference in accounting for Big Horn. Due to the non-consolidation of Big Horn, the Company's oil and gas production expenses decreased from $624,020 for the six months ended June 30, 2000, to $0 during the six months ended June 30, 2001.

     Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $132,181,157 as of June 30, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

     Net Loss. The Company incurred a net loss of $3,065,696 for the six months ended June 30, 2001, compared to a net loss of $5,238,944 for the six months ended June 30, 2000. The losses for both periods resulted primarily from the absence of revenues, together with the Company's ongoing operating expenses. The increase in net loss for the six-month period ended June 30, 2001, as compared to the six-month period ended June 30, 2000, is primarily attributable to the difference in accounting for Big Horn and extraordinary interest expenses incurred in three months ended March 31, 2000, in connection with the issuance of convertible debentures on January 12, 2000. As indicated above, the Company is subject to fluctuations in currency exchange rates, which may result in recognition of significant gains or losses during any period. The Company recognized net losses of $1,113 and net gains of $49,084 during the six months ended June 30, 2001 and 2000, respectively, as a result of currency transactions.

Capital and Liquidity

     The Company had an accumulated deficit of $132,181,157 at June 30, 2001, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2001, the Company had total current assets of $6,543,807 and total current liabilities of $13,466,730 resulting in negative working capital of $6,902,923. As of June 30, 2001, the Company's balance sheet reflected $12,486,308 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the six months ended June 30, 2001, the Company received $3,518,232 in cash from the sale of 12,553,733 shares of Big Horn, but expended $1,087,000 of such cash in transfer to litigation settlement trust accounts, $340,485 in the purchase of mineral interests, property and equipment, and $204,793 to purchase treasury stock. The balance was used for current operations and to reduce current liabilities. As a result, the Company's financing activities provided net cash of $160,483 during the six-month period ended June 30, 2001, compared to the net cash of $352,438 from financing activities during the six-month period ended June 30, 2000.

     While the Company had cash of $234,602 at June 30, 2001, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the resource properties in which it has an interest and its capital development costs in Rozmin s.r.o., the Slovak Republic talc project. Excluding potential litigation liabilities and contingent commitments (for which the Company cannot reasonably estimate capital needs), the Company estimates its financial commitments for the remaining six months of 2001 will be approximately $2 million, excluding the payment of past due current liabilities. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

     If the Company is unable to establish production or reserves sufficient to justify the carrying value of its assets, to obtain the necessary funding to meet its short and long-term obligations, or to fund its exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

Summary Description of Current Activities

     Activities in Slovakia. The Company is pursuing two projects in Slovakia, including the development of the Gemerska-Poloma Talc Deposit located near Roznava. As of December 31, 2000, we owned a 55% interest in Rima Muran s.r.o., which in turn owned a

43% interest in this talc deposit, with the remaining 57% interest being held by Belmont Resources, Inc. ("Belmont"), a Vancouver, British Columbia, entity. In February 2001, we entered into an agreement to acquire Belmont's 57% interest, in exchange for 12 million shares of EuroGas common stock, with registration rights, and a two percent royalty interest in the project. The construction of the talc mine is scheduled for completion in late 2001. On May 14, 2001, a conditional approval from the Canadian Venture Exchange (CDNX) was given to Belmont. The final approval of the transaction was received following shareholder approval received at Belmont's Annual General Meeting, held July 16, 2001.

     During September 1998, EuroGas acquired a 51% interest in Envigeo Trade s.r.o. ("Envigeo"), a private Slovakian company which owns a 2,300 square kilometer oil and gas concession in Northeast Slovakia. This project is at an exploratory or appraisal stage and will require significant financing to proceed to the drilling stage.

     Regarding further exploration in the Trebisov gas field in eastern Slovakia, the Company has decided to withdraw from the Nafta Danube association in exchange for Nafta Gbely a.s. making the payment of all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary.

     Activities in Canada. We hold a 7.5% interest in the Beaver River natural gas project, which is an attempt to re-establish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Previously we held a 15 % interest, but were threatened with a lawsuit from the former owners represented by Fred Oliver et.al. A settlement was reached in 2000 whereby half of our interest in the Beaver River project was returned in exchange for half of the EuroGas shares that were originally issued to the former owners.

     According to the operator of the Beaver River project, Questerre Energy ("Questerre"), the A5 re-entry well has been in production since March 20, 2001, and Questerre is planning the next re-entry well.

     As of December 31, 2000, we held an equity interest of 50.1% of the capital stock of Big Horn Resources Ltd., a Canadian full-service oil and gas producer ("Big Horn"). Big Horn's business is conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan, and its stock is currently traded on the Toronto Stock Exchange. Through June 2001 the Company sold 4,278,233 shares of Big Horn for approximately $0.54 per share. On May 29, 2001, EuroGas entered into an agreement with Westlinks Resources Ltd. (CDNX:WLX) and sold to Westlinks 8,275,500 Big Horn shares in exchange for $1,198,936 paid in cash and for 6,123,870 shares of Westlinks preferred stock. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem all of the preferred shares by May 29, 2002 at $0.56 per share. As a result of the sales, EuroGas' interest in Big Horn was reduced from 50.1% to approximately 5% at June 30, 2001. EuroGas has agreed to exchange its remaining 1,546,267 Big Horn shares for Westlinks common shares at the exchange rate of 0.1905 Westlinks common shares for each Big Horn share. Under the term of an option agreement, EuroGas has further agreed to sell 446,267 Big Horn shares at $0.49 per share.

     Activities in Poland. On May 19, 1999, EuroGas Polska Sp.zo.o., our wholly owned subsidiary, entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurization plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12-24 month construction process can commence. The decision to start the project was delayed by one year due to increases in gas prices and static prices of electricity. If the ratio between the price of gas and electricity improves, then we may enter into a final agreement by the end of 2001. EuroGas Polska has several oil & gas concessions and projects in Poland, including a 112 square kilometer coal bed methane concession located in the Upper Silesian Coal Basin, a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland, exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and a concession to explore and develop oil and gas on over one million acres in the Carpathian oil fairway. As of July 7, 2001, EuroGas was late in paying a required $35,000 concession payment on one of its Polish oil and gas concessions, which subjects the Company to the risk that it could lose the concession.

     Activities in Sakha Republic. In 1997, we acquired OMV (Jakutien) GmbH (formerly EuroGas Austria GmbH), which held a 50% interest in the TAKT Joint Venture, an entity based in Yakutsk, Sakha Republic, Russia. The TAKT Joint Venture held two oil and gas exploration licenses in Yakutsk. We participated in a program of seismic reprocessing of over 1,700 km of data and its interpretation prior to the expiration of the licenses in October 1998. During 2000, the government of Sakha disfranchised the joint venture. We have entered into negotiations to renew the licenses to allow us to drill a test well. However, the delay in the construction of the pipeline and the disfranchisement of the joint venture may greatly diminish the value of the Sakha project, and the Company may eventually be forced to abandon the project. Accordingly the carrying value has been adjusted to zero.

     Activities in the United Kingdom. In 1999, we entered into an agreement with Slovgold GmbH, an Austrian company with headquarters in Vienna, and an affiliate of a significant shareholder, Chairman and CEO of EuroGas, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. In order to minimize the amount of capital we were required to contribute to the pilot program, we entered into discussions with UK Gas, to permit us to participate in the pilot program by utilizing drilling equipment owned by our Polish subsidiary. We were unable to reach a final agreement with UK Gas, however, and the Company has halted further involvement with this project.

     Activities in Ukraine. In September 2000, the Company decided to suspend all projects in Ukraine, due to uncertain political and economic conditions. The Company is currently in negotiations with an established North American oil and gas company with oil and gas-production in the Ukraine for such company to reevaluate the Company's Ukrainian projects and possibly operate existing and additional joint ventures in the Ukraine for the Company. In May 2001, the Company signed an MOU with Epic for participation in oil and gas projects in the Ukraine owned by a subsidiary of Epic. The Company has since received notice of its default under the MOU and the status of this project is presently uncertain.

     Proposed Merger with Teton Petroleum Company. On December 27, 2000, we ended merger talks with Teton. Through the exercise in 2000 of a convertible debenture, EuroGas now holds 1.7 million Teton shares, along with 1.0 million shares previously issued to EuroGas as a result of an August 2000 standstill agreement with Teton. EuroGas' 2.7 million shares of Teton now comprise 10.8% of Teton's total issued and outstanding shares.

Outlook

     In the past, the Company has focused its resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. The Company believes that its investment in such early-stage projects will prove profitable in the long run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, present management believes that, in order to balance out its holdings, the focus of the Company's acquisition, investment and development strategy should be on hydrocarbon and mining projects that have the potential to generate short-term revenues.

     General. In February 2001, the Company sold 12,553,733 of its shares in Big Horn equaling approximately 44.5% of Big Horn's issued and outstanding shares, which reduced the Company's interest in Big Horn from 50.1% to 5%. As a result of this reduction in the Company's ownership of Big Horn, the financial statements of Big Horn are no longer consolidated with the Company's financial statements. The Company also incurred a substantial write down of assets in 2000.

     As a result of the May 2001 purchase of an additional 57% interest in Rozmin s.r.o., the Company will need to allocate significant management time and financing during 2001 to insure that the decline tunnel development to the mineral deposit proceeds in a timely manner to place the talc deposit into commercial production in 2002.

Inflation

     The amounts presented in the Company's consolidated financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant, and equipment and for costs and expenses reflect historical costs and do not necessarily represent replacement costs or charges to operations based on replacement costs. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments. Due to inflationary problems in Eastern Europe that are seen in currency exchange losses, the Company has seen losses on its asset values in those countries.

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

     The Company's activities also carry with them certain risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or is obtaining concessions (Poland and Slovakia) is in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself or in government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of the countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

     The Company conducts business in many foreign currencies. As a result of the effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows which it receives from its foreign operations, the Company is subject to foreign exchange rate risks. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in US dollars, in interest-bearing accounts, until payments in foreign currency are required, but the Company does not reduce this risk by utilizing hedging activities.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Kukui Litigation - The principal portion of the Company's active litigation involves matters relating to Kukui and the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). In 1996, Kukui, Inc. ("Kukui"), acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with alleged lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. Details of the proceedings since 1996 have been disclosed in previous filings made by the Company with the Securities and Exchange Commission, including its annual report on Form 10-K/A for the year ended December 31, 2000.

     In October 2000, the Company attended mediation with the Trustee, Kukui, the McKenzies, and Wolfgang and Reinhard Rauball to address resolution of all disputes and issues arising out of the Steve, Tim, & Mike McKenzie bankruptcy cases. A mediation settlement agreement was reached but was subject to execution of a final settlement agreement and Bankruptcy Court approval which never occurred. Since the final settlement agreement was never drafted and no further action was taken in connection with the mediated settlement agreement, a global settlement was never achieved. Trial on the Trustee's claims is currently scheduled for October 29, 2001.

     The FCDC Settlement - Details of this matter have been reported previously in reports filed with the Securities and Exchange Commission and in Note 3 of the Notes to Financial Statements included elsewhere in this Report. Subsequent to June 30, 2001, in a letter dated July 5, 2001, FCDC requested a six-month extension of the option period from EuroGas without offering any consideration therefore. EuroGas denied this request, and FCDC failed to exercise its option on July 31, 2001. As a result, the option expired according to its terms. EuroGas does not intend to issue additional shares or options to FCDC. The lien on the Company's 55% interest in Rima Muran s.r.o. pledged as security for the price guarantee under the agreement with FCDC has been released.

     Netherlands Tax Appeal - For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000 even though Globe Gasit had significant operating losses. The tax assessment fluctuates on our financial statements due to adjustments in exchange rates. As of December 31, 2000, the income tax liability recorded in our financial statements was $692,431. EuroGas has appealed the assessment and proposed a settlement that would result in a reduction in the tax to $42,000. However, we may not be successful in our appeal. Pending final resolution, a liability for the total amount assessed will continue to be reflected on EuroGas' financial statements.

     Geocon Litigation - On April 13, 2001, Geocon Group Services, Ltd. filed suit against EuroGas styled Geocon Group Services, Ltd. v. EuroGas, Inc., Civil No. 010404108, in the Salt Lake County Court, Sandy Department, Third District Court, State of Utah. The suit seeks $45,163.44 for services allegedly performed by Geocon. The Company has filed an answer in the case denying the claims of Geocon for lack of specificity and knowledge.

Item 2.  Changes in Securities and Use of Proceeds

     During the six months ended June 30, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

       *    January 22, 2001: 2,000,000 common shares to Arkledun Drive
            LLC ("Arkledun") pursuant to the October 2, 2000, Stock Purchase Agreement and resulting shortfall from the share resale by Arkledun. The shares have piggy-back registration rights to be included in any further public offering conducted by the Company.

       * April 20, 2001: 100,000 common shares to Asentech Ltd. of Zurich, Switzerland for professional services provided to the Company. The issuance was valued at $48,440 or $0.48 per share.

       * May 15, 2001: 3,800,000 common shares to Roland Winzer & Hermann Maurer pursuant to an October 27, 2000, agreement relating to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the SEC by the submission of a Form S-3 no later than January 15, 2001, which did not occur.

Item 5.  Other Information

     In July 2001, EuroGas accepted the resignation of Andrew K.
Andraczke as President/CEO and Director. Furthermore, EuroGas decided not to extend past June 30, 2001, the employment contract of Borre Dahl, CFO.

     Mr. Wolfgang Rauball was appointed as interim President/CEO and CFO until an alternative person is accepted.

     As part of the Rozmin s.r.o. share purchase agreement with Belmont, the Company appointed Mr. Vojtech Agyagos of Vancouver, British Columbia, Canada, as a member of the Company's Board of Directors. Mr. Agyagos is the President and a Director of Belmont and the Managing Director of Rozmin s.r.o. This appointment took effect May 17, 2001.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.

Exhibit
Number         Title of Document                       Location
--------  ----------------------------                 --------

 2.1      Exchange Agreement between                  Report on Form
          Northampton, Inc., and Energy Global, A.G.  8-K dated August 3,
                                                      1994, Exhibit No. 1*

 2.2      Agreement and Plan of Merger                Report on Form 8-K
          dated July 12, 1996                         Exhibit No. 5*
          between EuroGas, Inc., and Danube
          International Petroleum Company, Inc.,
          dated July 3, 1996, as amended

 2.3      English translation of Transfer             Report on Form 8-K, dated
          Agreement between EuroGas and               June 11, 1997
          OMV, Inc. for the Acquisition               Exhibit No. 1*
          of OMV(Yakut)Exploration GmbH
          dated June 11, 1997

 2.4      Asset Exchange Agreement between            Report on Form
          EuroGas, Inc., and Beaver River             S-1, dated July 23, 1998
          Resources, Ltd.,                            Exhibit 2.03*
          dated April 1, 1988

 3.1      Articles of Incorporation                   Registration Statement
                                                      on Form S-18, File
                                                      No. 33-1381-D Exhibit No.
                                                      1*

 3.2      Amended Bylaws                              Annual Report on Form 10-
                                                      K for the fiscal year
                                                      ended September 30, 1990,
                                                      Exhibit No. 1*

 3.3      Designation of Rights, Privileges,          Quarterly Report on
          and Preferences of 1995 Series              10-QSB dated March 31,
          Preferred Stock                             1999, Exhibit No. 1*


 3.4      Designation of Rights, Privileges,          Report on Form 8-K
          and Preferences of 1996 Series Preferred    dated July 12, 1996
          Stock                                       Exhibit No. 1*

 3.5      Designation of Rights, Privileges, and      Report on Form 8-K dated
          Preferences of 1997 Series A Convertible    May 30, 1997
          referred Stock                              Exhibit 1*

 3.6      Designation of Rights, Privileges, and      Report on Form S-1 dated
          Preferences of 1998 Series B Convertible    July 23, 1998
          Preferred Stock                             Exhibit No. 3.06*


 3.7      Articles of Share Exchange                  Report on Form 8-K,
                                                      dated August 3, 1994,
                                                      Exhibit No. 6*

 3.8      Designation of Rights, Privileges,          Registration Statement on
          and Preferences of 1999 Series C 6%         Form S-1, File No.
          Convertible Preferred Stock                 333-92009, filed on
                                                      December 2, 1999

 4.1      Subscription Agreement between EuroGas,     Report on Form S-1 dated
          Inc., and Thomson Kernaghan & Co.,          July 23, 1998
          Ltd., dated May 29, 1998                    Exhibit No. 4.01*

 4.2      Warrant Agreement dated July 12, 1996,      Report on Form 8-K dated
          with Danube Shareholder                     July 12, 1996
                                                      Exhibit No. 2*

 4.3      Registration Rights Agreement between       Report on Form S-1 dated
          EuroGas, Inc., and Thomson Kernaghan        July 223, 1998
          & Co., Ltd. dated May 29, 1998              Exibit No. 4.02*


 4.4      Registration Rights Agreement dated         Report on Form 8-K dated
          July 12, 1996, with Danube Shareholder      July 12, 1996
                                                      Exhibit No. 3*

 4.5      Registration Rights Agreement by and among  Registration Statement on
          EuroGas, Inc., and Finance Credit &         Form S-1 dated July 23,
          Development Corporation, Ltd., dated        1998 Exhibit No. 4.06*
          June 30, 1997

 4.6      Option granted to the Trustees of the       Annual Report on Form
          Estate of Bernice Pauahi Bishop             10-KSB for the fiscal
                                                      year ended December 31,
                                                      1995, Exhibit No. 10*

 4.7      Registration Rights Agreement by and among   Annual Report on Form
          EuroGas, Inc., and Kukui, Inc., and the      10-KSB for the fiscal
          Trustees of the Estate of Bernice Pauahi     year ended December 31,
                                                       1995 Exhibit No. 11*

 4.8      Option issued to OMV Aktiengesellschaft to   Annual Report on Form
          acquire up to 2,000,000 shares of restricted 10KSB for the fiscal
          common stock                                 year ended December 31,
                                                       1996, Exhibit No. 13*

 4.9      Form of Convertible Debenture                Annual Report on
          issued on January 12, 2000.                  Form 10-K for the year
                                                       ended December 31, 2000,
                                                       Exhibit 4.9

 10.1     English translation of Mining Usufruct       Quarterly Report on Form
          Contract between The Minister of Environ-    10-Q for the period
          mental Protection, Natural Resources and     ended September 30,
          Forestry of the Republic Poland and          1997, Exhibit No. 1*
          Pol-Tex Methane dated October 3, 1997

 10.2     Agreement between Polish Oil and Quarterly   Report on Form 10-Q for
          Gas Mining Joint Stock Company Report and    the period ended
          EuroGas, Inc., dated October 23, 1997        September 30, 1997,
                                                       Exhibit No. 2*

 10.3     1996 Stock Option and Award Plan             Annual Report on Form
                                                       10-KSB for the
                                                       fiscal year ended
                                                       December 31, 1995,
                                                       Exhibit No. 14*

 10.4     Settlement Agreement by and among            Annual Report on Form
          Kukui, Inc., and Pol-Tex Methane,            10-KSB for the fiscal
          McKenzie Methane Rybnik, McKenzie Methane    year December 31, 1995,
          Jastrzebie, GlobeGas, B.V. (formerly known   Exhibit 15*
          as McKenzie Methane Poland, B.V.), and the
          Unsecured Creditors' Trust of the Bankruptcy
          Estate of McKenzie Methane Corporation

 10.5 Acquisition Agreement between EuroGas, Inc. Registration Statement and Belmont Resources, Inc., dated July 22, on Form S-1, dated
          1998                                         July 23, 1998, Exhibit
                                                       No. 10.20*

 10.6     General Agreement governing the operation    Report on Form 8-K,
          of McKenzie Methane Poland, B.V.             dated August 3, 1994
                                                       Exhibit No. 2*

 10.7     Concession Agreement between Ministry of     Annual Report on Form
          Ministry of Environmental Protection,        10-KSB for the year
          Natural Resources, and Forestry and          ended December 31,
          Pol-Tex Methane Ltd.                         1995, Exhibit 18*

 10.8     Association Agreement between NAFTA a.s.     Annual Report on Form
          Gbely and Danube International Petroleum     10-KSB for the fiscal
          Company                                      year ended December 31,
                                                       1995, Exhibit No. 19*

10.9      Agreement between Moravske' Naftove' Doly    Annual Report on Form
          a.s. and Danube International Petroleum      10-KSB for the fiscal
          Company                                      year ended December 31,
                                                       1995, Exhibit No. 20*

10.10     Form of Convertible Debenture                Report on Form 8-K
                                                       dated August 3, 1994,
                                                       Exhibit No. 7*

10.11     Form of Promissory Note, as amended, with    Annual Report on Form
          attached list of shareholders                10-KSB for the year
                                                       ended December 31,
                                                       1995, Exhibit No. 23*

10.12      Amendment #1 to the Association Agreement   Annual Report on Form
           Entered into 13 July 1995, between NAFTA    10-KSB for the year
           a.s. Gbely and Danube International         ended December 31, 1996
           Petroleum Company                           Exhibit No. 25*

10.13      Acquisition Agreement by and among Belmont  Form 10-Q for the period
           Resources, Inc., EuroGas Incorporated,      ended September 30,
           dated October 9, 1998                       1998, Exhibit 1*

10.14      Letter of Intent by and between Polish Oil  Annual Report on Form
           and Gas Company and Pol-Tex Methane,        10-KSB for the year
           dated April 8, 1997                         ended December 31,
                                                       1996, Exhibit 27*

10.15 Purchase and Sale Agreement between Texaco Report on form 8-K Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. dated March 24,
           and GlobeGas B.V.                           1997 Exhibit No. 1*

10.16      English translation of Articles of Associa- Report on Form 8-K/A
           tion of the TAKT Joint Venture dated        dated June 11, 1997
           June 7, 1991, as amended April 4, 1993      Exhibit No. 3*

10.17      English translation of Proposed Explora-    Report on Form 8-K/A
           tion and Production Sharing Contract for    dated June 11, 1997,
           Hydrocarbons between the Republic of Sakha Exhibit No. 4* (Yakutia) and the Russian Federation and the TAKT Joint Venture

10.18      English translation of Agreement on Joint   Registration Statement
           Investment and Statement on Production      on Form S-1, dated
           Activities between EuroGas, Inc., and       July 23, 1998, Exhibit
           Zahidukrgeologia, dated May 14, 1998        No. 10.21*

10.19      English translation of Statutory Agree-     Registration Statment on
           ment of Association Limited Liability       Form S-1, dated July 23,
           Company with Foreign Investments between 1998, Exhibit No. 10.22* EuroGas, Inc., and Makyivs'ke Girs'ke
           Tovarystvo, dated June 17, 1998

10.20      Partnership Agreement between EuroGas,      Amendment No. 1 to
           and and RWE-DEA Aktiengesellschaft for      Registration Statement
           Mineraloel and Chemie AG, dated July        on Form S-1, dated
           22, 1998                                    August 3, 1998, Exhibit
                                                       No. 10.23*

10.21      Mining Usufruct Contract between The        Quarterly Report on Form
           Minister of Environmental Protection,       10-Q for the September
           Natural Resources and Forestry of the       30, 1997, Exhibit No. 1
           Republic of Poland and Pol-Tex Methane,
           dated October 3, 1997

10.22      Agreement between Polish Oil and Gas        Quarterly Report on
           Mining Joint Stock Company and EuroGas,     Form 10-Q for the
           Inc., dated October 23, 1997                period ended September
                                                       30, 1997, Exhibit No. 2*

10.23      Agreement for Acquisition of 5% Interest    Quarterly Report on
           in a Subsidiary by and between EuroGas,     Form 10-Q for the
           Inc., B. Grohe, and T. Koerfer, dated       period ended September
           November 11, 1997                           30, 1997 Exhibit No. 3*

10.24      Option Agreement by and between             Quarterly Report on
           EuroGas, Inc., and Beaver River Resources,  Form 10-Q for the
           Ltd., Dated October 31, 1997                period ended September
                                                       30, 1997, Exhibitr No.
                                                       4*

10.25      Lease Agreement dated September 3, 1996     Registration Statement
           between Potomac Corporation and EuroGas,    on Form S-1, file no.
           Inc. Letter of Amendment dated September    333-92009, filed
           30, 1999                                    December 2, 1999*

10.26      Sublease dated November 2, 1999, between    Registration Statement
           Scotdean Limited and EuroGas, Inc.          on Form S-1, file no.
                                                       333-92009, filed on
                                                       December 2, 1999*

10.27      Securities Purchase Agreement dated         Registration Statement
           November 4, 1999, between EuroGas, Inc.     on Form S-1, file no.
           and Arkledun Drive LLC                      333-92009, filed
                                                       December 2, 1999*

10.28      Registration Rights Agreement dated         Registration Statement
           November 4, 1999, between EuroGas, Inc.     on Form S-1, file no.
           and Arkledun                                333-92009, filed
                                                       December 2, 1999*

10.29      Supplemental Agreement dated November 4,    Registration Statement
           1999, between EuroGas, Inc. and Arkledun    on Form S-1, file no.
           Drive                                       333-92009, filed
                                                       December 2, 1999*

10.30      Executive Employment Agreement dated        Registration Statement
           April 20, 1999 between EuroGas, Inc.        on Form S-1, file no.
           and Karl Arleth                             333-92009, filed on
                                                       December 2, 1999*

10.31      Share Purchase Agreement dated March 27,
           2001, among EuroGas and Belmont
           Resources, Ltd., Rozmin s.r.o.

10.32      Consent to Agreement of March 27, 2001, dated
           April 9, 2001, among EuroGas and Belmont
           Resources, Ltd., Rozmin s.r.o., and Rima Muran s.r.o.

10.33 Memorandum of Understanding between EuroGas and Epic Energy Inc.

10.34 Agreement dated May 29, 2001, between EuroGas and Westlinks Resources Ltd.

*Incorporated by reference

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              EUROGAS, INC.



Dated:  September 12, 2001    By: /s/Wolfgang Rauball
                              --------------------------------
                              Wolfgang Rauball, Chief Financial
                              Officer and and Acting
                              Chief Financial Officer