Form 10QSB
period 2001-09-30
EUROGAS INC
filed 2001-12-28
CIK 783209

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________.

                                  EUROGAS, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

   Utah                      0-24781                   87-0427676
----------------       ---------------------       -------------------
(State or other        (Commission File No.)          (IRS Employer
 jurisdiction of                                   Identification No.)
 incorporation)

                               Kaerntner Ring 5-7
                                     Top 4 D
                             A-1015 Vienna, Austria
                             ----------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (43) 1 5132148

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                       141,796,460
-------------------------------                      -----------
     (Title of Class)                      (Number of Shares Outstanding at
                                                  December 27, 2001)




                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          4

     Item 2.  Management's Discussion and Analysis of Financial Condition  16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   23

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                               23

  Item 2.  Changes in Securities and Use of Proceeds                       25

  Item 6.  Exhibits and Reports on Form 8-K                                26

     Signatures                                                            29



PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

                           EUROGAS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                    September 30,  December 31,
                                                         2001          2000
                                                     ------------  ------------
                                      ASSETS
Current Assets
Cash                                                 $    264,450  $     57,745
Investments in securities available-for-sale            1,285,160       137,948
Investments in fixed-maturity securities                3,082,814             -
Trade accounts receivables, no allowance provided           2,012     2,715,089
Value added tax receivables                                38,383       111,033
Other receivables                                         575,080       139,025
Other current assets                                       21,670       228,420
                                                     ------------  ------------
  Total Current Assets                                  5,269,569     3,389,260
                                                     ------------  ------------
Drilling Advances                                               -       321,240
                                                     ------------  ------------
Property and Equipment - full cost method
 Talc mineral properties and mining equipment           6,408,958     2,216,308
 Oil and gas properties subject to amortization         3,937,500    16,499,982
 Oil and gas properties not subject to amortization     2,342,249     9,461,039
 Furniture and office equipment                           194,648     1,006,517
                                                     ------------  ------------
   Total Property and Equipment                        12,883,355    29,183,846
                                                     ------------  ------------
 Less: accumulated depletion, depreciation
  and amortization                                       (188,330)   (3,979,057)
 Total Property and Equipment                          12,695,025    25,204,789
                                                     ------------  ------------
Investments, at cost                                      358,857       877,014
Other Assets                                                    -       544,703
                                                     ------------  ------------
Total Assets                                         $ 18,323,451  $ 30,337,006
                                                     ============  ============

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
 Accounts payable                                    $          -  $  3,520,433
 Accrued liabilities                                    4,254,796     7,025,554
 Accrued liabilities payable to related parties           449,530             -
 Accrued settlement obligations                         6,345,766     6,619,691
 Accrued income taxes                                     756,728       646,993
 Notes payable                                             29,531     3,234,011
 Notes payable to related parties                         397,101     1,850,389
                                                     ------------  ------------
   Total Current Liabilities                           12,233,452    22,897,071
                                                     ------------  ------------
Deferred Income Tax Liability                                   -     2,442,081
                                                     ------------  ------------
Minority Interest                                               -     3,787,343
                                                     ------------  ------------
Stockholders' Equity
 Preferred stock, $.001 par value; 3,661,968
  shares authorized; 2,392,228 shares outstanding;
  liquidation preference: $980,469                        350,479       350,479
 Common stock, $.001 par value; 325,000,000 shares
  authorized; 141,796,460 shares and 126,996,460
  shares issued, respectively                             141,797       126,997
 Additional paid-in capital                           138,774,026   133,447,684
 Accumulated deficit                                 (131,759,551) (129,048,600)
 Accumulated other comprehensive loss                  (1,211,959)   (3,666,049)
 Treasury stock, at cost; 655,000 shares                 (204,793)            -
                                                     ------------  ------------
   Total Stockholders' Equity                           6,089,999     1,210,511
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity           $ 18,323,451  $ 30,337,006
                                                     ============  ============

          The accompanying notes are an integral part of these
                       condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  For the Three Months        For the Nine Months
                                                   Ended September 30,         Ended September 30,
                                                -------------------------  ---------------------------
                                                   2001         2000          2001            2000
                                                -----------  ------------  ------------  -------------

Oil and Gas Sales                               $    33,787  $  1,478,090  $     33,787  $   4,151,155
                                                -----------  ------------  ------------  -------------
Costs and Operating expenses
Oil and gas production                                    -       175,606             -        799,626
Impairment of mineral interests                    (360,000)            -       794,444              -
Depreciation, depletion, and amortization             7,529       109,519        16,101        840,243
Litigation settlement expense (adjustment)         (271,929)    6,343,696     1,419,018      6,343,696
General and administrative                           74,069     2,258,721     1,883,498      5,467,995
                                                -----------  ------------  ------------  -------------
Total Costs and Operating Expenses                 (550,331)    8,887,542     4,113,061     13,451,560
                                                -----------  ------------  ------------  -------------
Income (Loss) from Operations                       584,118    (7,409,452)   (4,079,274)    (9,300,405)

Net gain on sale of investments                           -             -     1,028,222             -
Equity income                                             -             -       341,843             -
Interest income                                      83,713        26,164       131,197        76,806
Interest expense                                   (111,443)   (3,848,540)     (179,571)   (6,814,002)
Foreign exchange net gains (losses)                (204,187)       91,121      (205,300)      140,205
Gain (loss) on sale of equipment                    103,389        (3,070)      352,777        (4,926)
Minority interest in income of subsidiary                 -       109,868             -      (370,531)
                                                -----------  ------------  ------------  ------------
Income (Loss) Before Provision for Income Taxes     455,590   (11,033,909)   (2,610,106)  (16,272,853)

Provision for Income Taxes                                -    (1,398,162)            -    (1,398,162)
                                                -----------  ------------  ------------  ------------
Net Income (Loss)                                   455,590   (12,432,071)   (2,610,106)  (17,671,015)

Preferred Dividends                                 (33,984)      (55,581)     (100,845)     (105,946)
                                                -----------  ------------  ------------  ------------
Income (Loss) Applicable to Common Shares       $   421,606  $(12,487,652) $ (2,710,951) $(17,776,961)
                                                ===========  ============  ============  ============
Basic Income (Loss) Per Common Share            $         -  $     (0.12)  $      (0.02) $      (0.18)
                                                ===========  ============  ============  ============
Diluted Income (Loss) Per Common Share          $         -  $      (0.12) $      (0.02) $      (0.18)
                                                ===========  ============  ============  ============
Weighted-Average Number of Common
Shares Used In Per Share Calculation            141,141,460   105,641,055   134,732,687    99,640,871
                                                ===========  ============  ============  ============
Diluted Weighted-Average Number of Common
Shares Used In Per Share Calculation            191,018,252   105,641,055   134,732,687    99,640,871
                                                ===========  ============  ============  ============

          The accompanying notes are an integral part of these
                       condensed financial statements.

                                        5



                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         2001         2000
                                                      ------------  ------------
Cash Flows From Operating Activities
Net Income (loss)                                     $ (2,610,106) $(17,671,015)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation depletion and amortization                  16,101       840,243
   Impairment of mineral interests and equipment           794,444             -
   Net gain on sale of investments                      (1,028,222)            -
   Minority interest in income of subsidiary                     -       370,531
   Allowance provided against note receivable                    -       500,000
   Undistributed equity income                            (341,843)            -
   Common shares issued for services                        48,400       365,000
   Interest expense related to grant of warrants                 -     2,639,038
   Amortization of discount on fixed-maturity
    securities                                            (114,896)            -
   Interest expense from beneficial conversion
    feature of debentures                                        -     1,689,429
   Expenses paid by issuance of notes payable
    to related  party                                      110,000       986,376
   Compensation related to detachable warrants                   -     1,898,138
   Accrued settlement obligations                                -     6,448,696
   Foreign exchange (gain) loss                            205,300      (140,205)
   Deferred tax liability                                        -     1,315,799
   Loss on sale of equipment and securities
    available for-sale                                           -         1,856
 Changes in assets and liabilities, net of
  acquisitions and dispositions:
   Trade and other receivable                             (377,344)   (1,702,799)
   Prepaid expenses                                        616,763      (118,171)
   Accrued liabilities                                     823,750      4,008,728
                                                      ------------  -------------
Net Cash Used in Operating Activities                   (1,857,653)     1,431,644
                                                      ------------  -------------
Cash Flows From Investing Activities
  Purchase of mineral interests, property
   and equipment                                          (239,305)    (4,381,716)
  Proceeds from sale of subsidiaries,
   net of cash disposed                                  3,467,795              -
  Payment made in exchange for note receivable                   -       (400,000)
  Payment to purchase other investments                          -       (300,000)
  Proceeds from sale of property and equipment             210,881      2,291,978
  Payment to purchase interest in Rozmin s.r.o.           (100,000)             -
                                                      ------------  -------------
Net Cash Used in Investing Activities                    3,339,371     (2,789,738)
                                                      ------------  -------------
Cash Flows From Financing Activities
  Proceeds from the issuance of common stock                44,310        195,000
  Payments to purchase treasury stock                     (204,793)             -
  Payments on accrued liabilities to related party      (1,113,758)             -
  Principal payments on notes payable                            -       (696,879)
  Proceeds from issuance of debentures                           -      1,591,336
  Proceeds from notes payable to related parties                 -        142,614
                                                      ------------  -------------
Net Cash Provided by (Used in) Financing Activities     (1,274,241)     1,232,071
                                                      ------------  -------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                         (772)       (59,186)
                                                      ------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents       206,705       (185,209)

Cash and Cash Equivalents at Beginning of Period            57,745      1,047,141
                                                      ------------  -------------
Cash and Cash Equivalents at End of Period            $    264,450  $     861,932
                                                      ============  =============
Supplemental Disclosure of Cash Flow Information
 Cash paid for interest                               $     68,128  $      57,462
                                                      ============  =============

          The accompanying notes are an integral part of these
                       condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


Supplemental Disclosure of Noncash Investing and Financing Activities

During the nine months ended September 30, 2001, EuroGas accumulated $108,845 of cumulative preferred dividends. The investment in Big Horn Resources Ltd. was previously accounted for as a consolidated subsidiary. On January 1, 2001, the accounting for the investment was changed to the equity method of accounting with the investment valued at $5,232,659. The reclassification resulted in a $18,369,998 reduction in assets and a $13,137,339 reduction in liabilities. During 2001, a majority of the investment in Big Horn Resources Ltd. was sold. The proceeds from the sales consisted of $3,085,530 in mandatorily redeemable preferred stock of Westlinks Resources Ltd. and $3,518,232 in cash. The remaining investment in Big Horn Resources Ltd. of $601,020 and other investments of $518,157 were reclassified as investment in securities available-for-sale.

During the nine months ended September 30, 2001, EuroGas sold its investment in the Nafta-Danube Association to Nafta, the prior joint venture partner. The investment had a carrying value of $2,475,248, after recognition of $1,154,444 of impairment. The interest in the association was sold for relief and assumption of $1,771,997 in liabilities. A 57% interest in Rosmin s.r.o. was acquired with a fair value of $3,843,560 by modification of stock warrants valued at $143,560, the issuance of 12,000,000 common shares valued at $3,600,000 and cash payments of $100,000. Notes payable to related parties of $1,392,789 were reclassified to accrued liabilities to related parties. During the period, 3,800,000 shares of common stock were issued in satisfaction of a $1,864,872 settlement obligation.

During the nine months ended September 30, 2000, accrued liabilities in the amount of $87,216 were converted to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock at $0.35 per share. The Company issued 3,800,000 shares of common stock in satisfaction of accrued settlement obligations of $3,097,000, or $0.82 per share. Preferred shareholders converted 1,800 shares of Series C preferred stock together with $21,599 of accrued preferred dividends into 5,329,713 common shares at a weighted-average price of $0.54 per common share. An option to purchase 3,000,000 shares of the Company's common stock was granted in satisfaction of an accrued settlement obligation of $1,560,000. The options granted vested in one year and were exercisable at $0.65 per share for a period of 30 days. The options were not exercised and expired. The Company issued a note payable to a shareholder who advanced, on behalf of EuroGas, $100,000 to Teton Petroleum Company as a note receivable.

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

Business Condition - EuroGas has accumulated a deficit of $131,721,786 through September 30, 2001. EuroGas has had very limited revenue, losses from operations and negative cash flows from operating activities during the year ended December 31, 2000 and the nine months ended September 30, 2001. At September 30, 2001, the Company had a working capital deficiency of $6,929,467. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration of unproved properties is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through borrowing and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. From January 1, 2001 through May 29, 2001, the investment in Big Horn Resources Ltd. was accounted for by the equity method of accounting, based upon the weighted-average ownership percentage that is held by EuroGas during the period. Since May 30, 2001, the remaining investment in Big Horn Resources (now Westlink Resources Ltd.) is accounted for as an investment in securities available-for-sale.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Talc Mineral Properties -Costs incurred to acquire and develop talc mineral properties and to acquire related plant and equipment are capitalized. Once production begins, depreciation and depletion of total estimated cost and estimated restoration costs will be computed using the units-of-production method based on the estimated minerals that are likely to be recovered.

Long-Lived Assets - EuroGas follows Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. The impairment is measured based on the excess of cost over an estimate of future discounted cash flows.

As of July 7, 2001, EuroGas was late in paying a required $35,000 concession payment on one of its Polish oil and gas concessions, which subjects the Company to the risk that it could lose the concession. No impairment loss has been recognized for this gas property carried at approximately $720,000.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was 1 July 2001 or later. The Company had no significant acquisitions during 2001. The Company does not believe this Statement will have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Statement provides that goodwill and some intangibles will no longer be amortized on a recurring basis. Goodwill and intangible assets with an indefinite life will be subject to testing for impairment at least annually. The Statement also requires disclosure of certain information about goodwill and other intangible assets subsequent to their acquisition. The Company will adopt SFAS No. 142 as of the beginning of 2002. The Company is evaluating the impact of adopting this Statement.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation long-lived assets. The Statement is effective for years beginning after 15 June 2002, with earlier adoption permitted. The Company is evaluating the impact of adopting this Statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement also supersedes Accounting Principles Board Opinion (APB) No. 30, provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after 15 December 2001, with earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144.

Reclassification - Certain December 31, 2000 balances have been reclassified in order to conform with current presentation.

NOTE 2 - SALE OF INVESTMENTS IN SUBSIDIARIES

Big Horn Resources Ltd. - Through December 31, 2000, EuroGas owned 14,100,000 common shares, or 50.1%, of Big Horn Resources Ltd. ("Big Horn"). From February through June 2001, EuroGas sold 4,278,233 of its Big Horn shares for $2,319,296, at an average price of $0.54 per share. In addition, on May 29, 2001, EuroGas entered into an agreement with Westlinks Resources Ltd. ("Westlinks") whereby EuroGas sold Westlinks 8,275,500 Big Horn shares in exchange for $1,198,936 paid in cash and for 6,123,870 shares of Westlinks preferred stock. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem all of the preferred shares by May 29, 2002 at $0.56 per share. EuroGas discounted the future cash payment to be received at the redemption date by 10% and recorded the redeemable preferred stock at $3,085,530. EuroGas recognized a $1,731,473 gain from the sale of the Big Horn shares.

As a result of the sales, EuroGas' interest in Big Horn was reduced from 50.1% to 42.5% at March 31, 2001 and to less than 5% at September 30, 2001. These decreases in ownership resulted in the investment in Big Horn being accounted for on the equity method from January 1, 2001 through May 29, 2001 and at fair value thereafter. EuroGas' equity in the income from Big Horn through May 29, 2001 was $341,843. On September 17, 2001, EuroGas exchanged its remaining 1,546,267 Big Horn shares for 294,564 Westlinks common shares at the exchange rate of 0.1905 Westlinks common shares for each Big Horn share. Under the term of an option agreement, EuroGas committed to sell 85,013 Westlinks common shares at $2.57 per share. EuroGas subsequently sold those shares.

Nafta-Danube Association - An agreement was reached to resolve the dispute with the Slovakian joint venture partner Nafta Gbely a.s. ("Nafta") regarding the Trebisov property. On July 4, 2001, EuroGas informed Nafta that EuroGas would agree to withdraw from the Nafta-Danube Association, in exchange for Nafta making full payment of all obligations to Geophysical Services Ltd., Hungary. EuroGas will not have any further legal or financial obligations connected with the Nafta-Danube Association. Nafta agreed to assume and pay all other liabilities owed by the Association.

As a result of the agreement, EuroGas evaluated the carrying value of the gas properties and equipment in the Association, determined they were impaired and recognized an impairment loss of $1,154,444 at June 30, 2001. EuroGas recorded the sale of the Nafta-Danube Association as of June 30, 2001 and recognized a loss on the sale of $703,251.

NOTE 3 - SIGNIFICANT ACQUISITIONS

Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o.

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

In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty and agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002. If not in commercial production within one year, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc. board of directors for not less than one year.

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

NOTE 4 - INVESTMENT IN SECURITIES

Investment in Securities Available-for-Sale - Investments in equity securities are classified as available-for-sale and are recorded at their estimated fair value. Information with respect to securities available for sale at September 30, 2001 is as follows:

                Cost                       $ 1,219,622
                Gross unrealized gains         187,524
                Gross unrealized losses       (121,986)
                                           -----------
                Estimated Fair Value       $ 1,285,160
                                           ===========

Investment in fixed-maturity securities - The investment in Westlinks mandatorily redeemable preferred stock is accounted for at amortized cost. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem the preferred shares by May 29, 2002. The preferred shares are not marketable and are carried at amortized cost.

NOTE 5 - OTHER RECEIVABLES

As of September 30, 2000 EuroGas has receivables from trust funds in the amount of $140,000. There are no restrictions as to the use of these trust funds. EuroGas has a receivable in Poland for approximately $372,000 related to the disposal and sale of equipment.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties were as follows:

                                                     September 30, December 31,
                                                         2001         2000
                                                      ----------   ----------
10% Notes payable to a former officer, due June
   30, 2001, unsecured                                $  210,000   $  100,000
Loans from companies associated with a director,
  due in 1999 and 2000 with interest at 7% to 10%,
  unsecured                                              181,552      352,051
  Loan from a director, due in 2001, interest 7.5%
  to 10%, unsecured                                        5,549        5,549
  Non-interest bearing loans from significant
   shareholder and director                                    -    1,392,789
                                                      ----------  -----------
 Total Notes Payable to Related Parties               $  397,101  $ 1,850,389
                                                       ==========  ===========

NOTE 7 - NOTES PAYABLE

Loans and notes payable were as follows:
                                                    September 30, December 31,
                                                         2001        2000
                                                      ----------  -----------
Loans due 1999 and 2000, interest at 10%, unsecured   $   29,531  $    29,531
Line of credit with a bank                                     -    3,204,480
                                                      ----------  -----------
Total Notes Payable                                   $   29,531  $ 3,234,011
                                                      ==========  ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as accrued liabilities payable to related parties in the amount of $449,530 as of September 30, 2001 and notes payable to related parties in the amount of $1,392,789 as of December 31, 2000.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On May 29, 1997, EuroGas authorized the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. From December 31, 1997, there have been 260 shares of 1997 Series preferred stock outstanding with a liquidation preference of $260,000. The following is a summary of the preferred stock outstanding at September 30, 2001:


                                                                         Annual
                                           Liquidation Preference  Dividend Requirement
                                  Shares    --------------------   --------------------
                               Outstanding  Per Share   Total      Per Share   Total
                               -----------  ---------  ---------   ---------  ---------
Designation
    1995 Series                  2,391,968   $    0.10  $ 239,197    $  0.05   $ 119,598
    1997 Series A Convertible          260   $1,000.00    260,000    $ 60.00      15,600
                                                        ---------              ---------
    Total                        2,392,228                499,197              $ 135,198
                                ==========              =========              =========
  Accrued unpaid dividends                                481,272
                                                        ---------
  Liquidation Preference                                $ 980,469
                                                        =========

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

NOTE 10 - STOCK  PURCHASE WARRANTS

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

At September 30, 2001, the Company had warrants outstanding to purchase 40,892,856 common shares.

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the nine months ended September 30, 2001 and 2000 was computed as follows:

                                                     2001           2000
                                                  ------------  ------------
   Net loss                                       $ (2,610,106) $(17,671,015)
   Foreign currency translation adjustments:
     Foreign currency translation adjustments        2,388,636    (1,561,365)
     Less reclassification adjustment for
      translation adjustments included in
      operations under net gain on sale of
      investments                                   (2,471,983)            -
                                                  ------------  ------------
     Net foreign currency translation adjustment       (83,347)   (1,561,365)
                                                  ------------  ------------
   Unrealized holding gains from investment in
    securities available-for-sale                       65,454      (173,536)
                                                  ------------  ------------
   Comprehensive Loss                             $ (2,627,999) $(19,405,916)
                                                  ============  ============

Accumulated other comprehensive loss consisted of the following at September 30, 2001:

   Cumulative foreign currency translation
    adjustment                                    $ (1,277,497)
   Unrealized net holding gains on securities
    available-for-sale                                  65,538
                                                  ------------
   Accumulated Other Comprehensive Loss           $ (1,211,959)
                                                  ============

NOTE 12 - ACCRUED SETTLEMENT OBLIGATIONS

FCDC Settlement Agreement and Contingently Issuable Common Shares - On March 16, 2000, the United States District Court, District of Utah, Central Division entered a default judgment against EuroGas, and in favor of Finance & Credit Development Corporation, Ltd., an Ireland Corporation ("FCDC"), in the amount of $19,773,113. On June 16, 2000, EuroGas entered into a memorandum of understanding with FCDC in satisfaction of its default judgment. In consideration for FCDC's stipulation to vacate its default judgment, EuroGas agreed in a memorandum of understanding to do the following:

 .  issue to FCDC 3,700,000 common shares,

 . grant FCDC options to purchase 3,000,000 common shares at an exercise price of $0.65 per share during the 30 day period commencing June 30, 2001,

 . guarantee that the market value of the common shares issuable upon exercise of the options would be $3.00 per share on the date of exercise by compensating FCDC in cash or common shares in an amount equal to the difference between $3.00 and the market price per share on the date of exercise,

 . guarantee that the common shares issuable upon exercise of the options will retain a value of $3.00 per share throughout the period during which FCDC is permitted to liquidate the shares by compensating FCDC in cash or common shares, with respect to 400,000 shares FCDC would be permitted to sell every month, in an amount equal to the difference between $3.00 per share and 90% of the highest quoted market price per share during each month,

 . cause EuroGas GmbH, a wholly-owned, Austrian subsidiary of EuroGas, to back up the guarantee by pledging its stock in Rima Muran s.r.o., which indirectly holds a 23.65% interest in a talc deposit in Slovakia,

 . consider nominating a designee of FCDC to serve on the board of directors of EuroGas, and register for resale all of the common shares issued to FCDC pursuant to the settlement agreement.

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

FCDC did not exercise any of the options to purchase up to 3,000,000 shares of common stock by July 30, 2001; accordingly, the options expired on July 30, 2001. As a result, the cash or common shares that would have been payable or issuable under the guarantee of the stock price underlying the options will no longer be payable or issuable. Management of EuroGas believes that the settlement with FCDC has been fully performed and that the Rima Muran lien is no longer enforceable. The value of the contingently issuable common shares was recognized as a litigation settlement expense and as additional paid-in capital during the year ended December 31, 2000. No amount remains accrued at September 30, 2001 relating to the FCDC settlement obligation.

Winzer-Maurer Claim and Proposed Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. However, the Company is of the opinion that Winzer-Maurer may be able to sell its common shares under rule 144. The Company also agreed to issue warrants to purchase 5,200,000 common shares at $1.00 per share. The warrants, when issued, will expire on January 15, 2002. The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares to be issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, expected volatility of 136%, and expected life of 1.2 years. The accrued settlement obligation was reduced upon the issuance of 877,983 of the required 3,800,000 common shares at the date of the settlement agreement. The shares issued were valued at $298,514, or $0.34 per share. The balance of the accrued settlement obligation relating to the settlement with Winzer-Maurer at December 31, 2000 was $1,566,358.

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

Other - An accrued liability, payable to a law firm for legal services in the amount of $122,053 at September 30, 2001, is secured by 1,000,000 shares of Teton Petroleum Company. The Teton shares are included in the accompanying financial statements as securities available-for-sale. During the third quarter of 2001, the law firm filed suit against for collection of the amount due. EuroGas and the law firm reached a settlement on October 26, 2001, whereby EuroGas agreed to pay the amount due in three installments of $40,000 and the law firm agreed to return the Teton shares to as it received EuroGas' payments. Neither EuroGas nor the law firm have performed under the terms of the settlement, which provides that should EuroGas default on the settlement terms the law firm has the right to sell the Teton shares and apply the proceeds against the accrued liability.

NOTE 13 - CONTINGENCIES AND COMMITMENTS

McKenzie Bankruptcy Claim - A bankruptcy trustee (the "Trustee") appointed in the bankruptcy cases of the shareholders of McKenzie Methane Corporation Bankruptcy (the "McKenzie Estates") (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex Methane, a Polish corporation) has asserted claims based upon their alleged lending activities with the former owner, and to the proceeds that EuroGas was to have received from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex Methane gas concession in Poland, which agreement was subsequently terminated. The Trustee's claim was apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession) from persons who were acting as nominees for the McKenzie Estates, or in fact may be operating as a nominee for the McKenzie Estates, and therefore, the creditors of the McKenzie Estate are the true owners of the proceeds received or to have been received from the sale of the subsidiary to EuroGas and from the exploration and development of the Pol-Tex Methane concession. In addition, the McKenzie Estates claims that the stock or cash received by other defendants arising out of the Pol-Tex transactions, including outstanding preferred stock, should be turned over to the McKenzie Estates. EuroGas had denied the allegations and believes that the claims against it are without merit. In October 1999, the Trustee filed a motion seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action included claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, the Bankruptcy Court approved that motion. This suit was administratively consolidated with the above claims. Trial on the administratively consolidated suits is currently scheduled for March 18, 2002.

In July 1999, the Trustee filed another suit in the same bankruptcy cases seeking damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee, which allowed the Texaco agreement to proceed. EuroGas disputed the allegations and filed a motion to dismiss or alternately, to abate this suit. This suit is currently proceeding before the court.

On  February  9,  2001, James Holbrook filed suit against Steve Smith,  Trustee,
Kukui  Inc.,  EuroGas, Inc. and Kruse Landa & Maycock, L.L.C.  in  the  McKenzie
Bankruptcy cases. Holbrook was a documents escrow agent under the December settlement agreement described below with EuroGas, Kruse Landa, Kukui, the Bishop Estate and the trustee as to the EuroGas files held by Kruse Landa. Through the suit Holbrook, in part, sought clarification of his obligations under the settlement as to the release of the Kruse Landa files. The Trustee answered the suit requesting turnover of the files under the settlement agreement. EuroGas has answered and cross claimed against the Trustee, asserting, in part, that a determination of the parties' rights under the settlement must be made before the Kruse Landa files are released, that EuroGas has fully performed under the settlement agreement and, therefore, EuroGas is entitled to enforcement of the release given by the Trustee under the settlement agreement. The Trustee counterclaimed asserting that EuroGas has not performed its obligations under the settlement agreement. Both the Trustee and EuroGas filed motions for summary judgment in support of their respective positions. On December 17, 2001, the Court entered its Order granting the Trustee's Motion for Summary Judgment. EuroGas intends to appeal this Order.

Management's  estimate of the amount due under the claims made  by  the  Trustee
have   been   accrued  in  the  accompanying  condensed  consolidated  financial statements.

Employment - During April 1999, EuroGas entered into a three-year employment contract with its chief executive officer. The contract provided for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The options vested on January 1, 2000, and expire in April 2009. The officer resigned in January 2001. EuroGas has accrued salary obligations to the officer in the amount of $230,000; however, EuroGas believes there may be offsets against that amount available to EuroGas. However, $230,000 continues to be included in accrued liabilities.

In addition, other former officers have made claims for compensation and for reimbursement of expenses against EuroGas, which amounts have been accrued as accrued liabilities.

NOTE 14 - SUBSEQUENT EVENTS

On November 23, 2001, EuroGas finalized an agreement with Falcon Energy Holding Corp., a Delaware corporation "Falcon Holding" for the acquisition of 100% of the issued and outstanding shares of its subsidiary, Falcon Energy Overseas Inc. "Falcon", also a Delaware corporation. The November agreement was an amendment to a former agreement entered into on September 17, 2001. Falcon has entered in a joint venture with First International Oil Corporation FIOC called First Falcon LLP that holds the license to explore and develop proven shallow oil fields of the Pre Caspian Basin 3.2 million acres Sagiski Block in Kazakhstan. As the purchase price for the Falcon shares, EuroGas agreed to transfer 10,000,000 of its common shares to Falcon Holding and to provide $10,000,000 funding to Falcon by December 31, 2001. EuroGas also agreed to transfer an additional 500,000 shares to Falcon Holding for each 200 barrels per day of proven production, issued on a quarterly basis, up to a total of 20,000,000 common shares. All shares will have been earned when proven production by the joint venture is 8,000 barrels per day.

Under the terms of the agreement, Falcon Holding will retain managerial control over Falcon for the period of three years, and EuroGas agrees to provide all the further funds required by Falcon to fund its 50% interest in the joint venture. Because EuroGas will not maintain control over Falcon management or board of directors for three years, the investment in Falcon will be accounted for as an investment in Falcon under the equity method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in several planning-stage co-generation and mineral reclamation projects. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

     When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries: EuroGas (UK) Limited, Danube International Petroleum Company, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas.

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively.

                               For the Three Months    For the Nine Months
                                Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  2001       2000         2001       2000
                               ----------  ----------  ----------  ----------
Oil and Gas Sales              $   33,787  $1,478,090  $   33,787  $4,151,155
Operating Expenses
 Oil and gas production                 -     175,606            -     799,626
 Impairment of mineral
  interests and equipment        (360,000)          -      794,444           -
 Depreciation and amortization      7,529     109,519       16,101      840,243
 Litigation settlement expense   (271,929)  6,343,696    1,419,018    6,343,696
 General and administrative        74,069   2,258,721    1,883,498    5,469,995
    Total Operating Expenses     (550,331)  8,887,542    4,113,061   13,451,560

Other Income (Expense)
 Net gain on sale of investments        -           -    1,028,222            -
 Equity income                          -           -      341,843            -
 Interest income                   83,713      26,164      131,197       76,806
 Interest expense                (111,443) (3,848,540)    (179,571)  (6,814,002)
 Foreign currency exchange
  gains (losses), net            (204,187)     91,121     (205,300)     140,205
 Gain (loss) on sale of equipment 103,389      (3,070)     352,777       (4,926)
 Minority interest in income
  (loss) of consolidated
   Subsidiary                           -     109,868            -     (370,531)

Net Profit (Loss) Before
 Provision for Income Taxes       455,590 (11,033,909)  (2,610,106) (16,272,853)

 Provision for Income Taxes             -  (1,398,162)           -   (1,398,162)
                               ----------  ----------  -----------  -----------
  Net Income (Loss)               455,590 (12,432,071)  (2,610,106) (17,671,015)


Three months ended September 30, 2001, compared with three months ended September 30, 2000

     Revenues. As a result of the Company's sale of its controlling interest in Big Horn, and the non-consolidation of Big Horn thereafter, the Company had $33,787 in oil and gas sales for the three months ended September 30, 2001, compared to oil and gas sales of $1,478,090 for the three months ended September 30, 2000.

     Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment, and impairment of mineral interests and equipment. Due to the non-consolidation of Big Horn, oil and gas production expenses decreased from $175,606 for the three months ended September 30, 2000, to $0 for the three months ended September 30, 2001. General and administrative expenses were $74,069 for the three months ended September 30, 2001, compared to $2,258,721 for the three months ended September 30, 2000. The decrease in administrative expenses is the result of the resignation of several employees who have not been replaced and the use of fewer consultants, as well as the non-consolidation of Big Horn. Depreciation and amortization expenses were $7,529 for the three months ended September 30, 2001, compared to $109,519 for the three months ended September 30, 2000. This decrease is primarily attributable to the difference in accounting for Big Horn.

     Interest expense was $111,443 for the three months ended September 30, 2001. This is compared to an interest expense of $3,848,540 during the three months ended September 30, 2000. The primary reason for the decrease in interest expense was the beneficial conversion feature associated with the issuance of $3,000,000 in convertible debentures on January 12, 2000, at a conversion rate that was less than the market value of the underlying common stock on the date of issuance. Due to the non-consolidation of Big Horn, the Company also recognized no adjustment to loss from operations from a minority interest in a consolidated subsidiary during the three months ended September 30, 2001, compared a gain of $109,868 during the three months ended September 30, 2000. The September 30, 2000, oil and gas revenue figures and other figures on the Company's Statement of Operations represent 100% of Big Horn oil and gas revenues. The minority interest is included to adjust for the interest of the minority shareholders in Big Horn's operations. Accordingly, the net income figures set forth on the Statement of Operations reflect only EuroGas' approximately 51% interest in Big Horn for the periods prior to the sale of Big Horn by EuroGas.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $131,759,551 as of September 30, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets are not available.

     Net Profit (Loss). The Company incurred net profit of $455,590 for the three months ended September 30, 2001, and a net loss of $12,432,071 for the three months ended September 30, 2000. The losses in 2000 were due in large part to the absence of revenues, combined with continued administrative, production, depreciation, and other recurring continuing expenses and increases in accruals for litigation activities. The net profit for the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, is primarily attributable to some cost cutting activities and initial royalty payments from BRRL operations as described under Summary of description of current activities-Activities in Canada.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $204,187 in the three months ended September 30, 2001, and a gain of $91,121 in the three months ended September 30, 2000, as a result of currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2001, compared with nine months ended September 30, 2000

     Revenues. As a result of the Company's sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had approximately $33,787 in oil and gas sales for the nine months ended September 30, 2001, compared to oil and gas sales of $4,151,155 during the nine months ended September 30, 2000.

     Operating Expenses. General and administrative expenses were $1,883,498 for the nine months ended September 30, 2001, compared to $5,467,995 for the nine months ended September 30, 2000, a decrease of 66% percent. The decrease was primarily attributable to a reduction of consulting fees and the non-consolidation of Big Horn. Depreciation and amortization expenses were $16,101 for the nine months ended September 30, 2001, compared to $840,243 for the nine months ended September 30, 2000. The decrease is primarily attributable to the difference in accounting for Big Horn. Due to the non-consolidation of Big Horn, the Company's oil and gas production expenses decreased from $799,626 for the nine months ended September 30, 2000, to $0 during the nine months ended September 30, 2001.

     Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was $131,759,551 as of September 30, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable.

     Net Profit (Loss). The Company incurred a net loss of $2,610,106 for the nine months ended September 30, 2001, compared to a net loss of $17,671,015 for the nine months ended September 30, 2000. The losses for both periods resulted primarily from the absence of revenues, together with the Company's ongoing operating expenses. The change in net loss for the nine-month period ended September 30, 2001, as compared to the nine-month period ended September 30, 2000, is primarily attributable to the difference in accounting for Big Horn and extraordinary interest expenses incurred in three months ended March 31, 2000, in connection with the issuance of convertible debentures on January 12, 2000. As indicated above, the Company is subject to fluctuations in currency exchange rates, which may result in recognition of significant gains or losses during any period. The Company recognized net losses of $205,300 and net gains of $140,205 during the nine months ended September 30, 2001 and 2000, respectively, as a result of currency transactions.

Capital and Liquidity

     The Company had an accumulated deficit of $131,759,551 at September 30, 2001, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2001, the Company had total current assets of $5,269,569 and total current liabilities of $12,233,452 resulting in negative working capital of $6,963,883. As of September 30, 2001, the Company's balance sheet reflected $6,408,958 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the nine months ended September 30, 2001, the Company received $3,518,232 in cash from the sale of 12,553,733 shares of Big Horn, but expended $1,087,000 of such cash in transfer to litigation settlement trust accounts, $239,305 in the purchase of mineral interests, property and equipment, and $204,793 to purchase treasury stock. The balance was used for current operations and to reduce current liabilities. As a result, the Company's financing activities used net cash of $1,274,241 during the nine-month period ended September 30, 2001, compared to the net cash of $1,232,071 provided by financing activities during the nine-month period ended September 30, 2000.

     While the Company had cash of $264,450 at September 30, 2001, it has substantial short-term and long-term financial commitments with respect to exploration and drilling obligations related to the resource properties in which it has an interest and its capital development costs in Rozmin s.r.o., the Slovak Republic talc project. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Summary Description of Current Activities

     Activities in Slovakia. The Company is pursuing two projects in Slovakia, including the development of the Gemerska-Poloma Talc Deposit located near Roznava. As of December 31, 2000, EuroGas owned a 55% interest in Rima Muran s.r.o., which in turn owned a 43% interest in this talc deposit, with the remaining 57% interest being held by Belmont Resources, Inc. ("Belmont"), a Vancouver, British Columbia, entity. In March 2001, EuroGas entered into an agreement to acquire Belmont's 57% interest, in exchange for 12 million shares of EuroGas common stock, with registration rights, and a two percent royalty interest in the project. The construction of the talc mine is scheduled for completion in 2002. On May 14, 2001, a conditional approval from the Canadian Venture Exchange (CDNX) was given to Belmont. The final approval of the transaction was received following shareholder approval received at Belmont's Annual General Meeting, held July 16, 2001.

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

     Activities in Canada. EuroGas held a 15% interest in the Beaver River natural gas project, through its wholly owned subsidiary Beaver River Resources Ltd. "BRRL" which is an attempt to re-establish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. With the settlement of a lawsuit with the former owners represented by Fred Oliver et.al, an agreement was reached during 2000 whereby 50% of the one-third interest held by BRRL, in the Beaver River project was returned in exchange for half of the EuroGas shares that were originally issued to the former owners. The former owners returned 1,200,000 common shares to EuroGas.

     According to the operator of the Beaver River project, Questerre Energy ("Questerre"), the A5 re-entry well was producing gas with production as high as 17 million cubic feet per day in March of 2001. The well was in production from March through April 2001 when it was shut in. Due to drilling of a new well and and lower pressure in the field pipe line, production was shut down since August of 2001, pending enhancement of the field pipeline pressure through installation of additional compressor pumping and gas lift systems.

     Preparations for the compressor pumping and gas lift systems have been finalized waiting for freeze up to allow installation. The compressor pumping and gas lift systems are due to be installed and be operational in early January of 2002, after which sustained gas production from the field is expected.

     Since mid-March of 2001 BRRL received one-sixth of a 4% overriding royalty from gas production, under its agreement with Questerre. The property owners including BRRL are receiving an overriding royalty of 4% until Questerre has recovered its investment. The total royalties received are expected to substantially increase until Questerre has received up to 600% of its investment. Thereafter the ownership interest will change to a 6.7% working interest.

     As of December 31, 2000, EuroGas held an equity interest of 50.1% of the capital stock of Big Horn, a Canadian full-service oil and gas producer. Big Horn's business was conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan. Through June 2001, the Company sold 4,278,233 shares of Big Horn for approximately $0.54 per share. On May 29, 2001, EuroGas entered into an agreement with Westlinks and sold to Westlinks 8,275,500 Big Horn shares in exchange for $1,198,936 paid in cash and for 6,123,870 shares of Westlinks preferred stock. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem all of the preferred shares by May 29, 2002 at $0.56 per share. As a result of the sales, EuroGas' interest in Big Horn was reduced from 50.1% to less than 5%, prior to an exchange of 446,267 Big Horn shares for Westlinks common shares at the exchange rate of 0.1905 Westlinks common shares for each Big Horn share.

     Activities in Poland. On May 19, 1999, EuroGas Polska Sp.zo.o., a wholly owned subsidiary of the Company, entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurization plant owned by Polish Oil. The project is at a conceptual stage, and EuroGas must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12-24 month construction process can commence. The decision to start the project was delayed by one year due to increases in gas prices and static prices of electricity. EuroGas Polska has several oil & gas concessions and projects in Poland, including a 112 sq. kilometer coal bed methane concession located in the Upper Silesian Coal Basin, a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland, exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and a concession to explore and develop oil and gas on over 1,000,000 acres in the Carpathian oil fairway. As of
July 7, 2001, EuroGas  was  late  in  paying  a required  $35,000  concession
payment  on  one  of  its  Polish  oil  and   gas concessions,  which  subjects
the Company to the risk that  it  could  lose  the concession.

     Activities in the United Kingdom. In 1999, EuroGas entered into an agreement with Slovgold GmbH, an Austrian company with headquarters in Vienna, and an affiliate of a significant shareholder, Chairman and CEO of EuroGas, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. In order to minimize the amount of capital EuroGas was required to contribute to the pilot program, the Company entered into discussions with UK Gas, to permit it to participate in the pilot program by utilizing drilling equipment owned by its Polish subsidiary. EuroGas was unable to reach a final agreement with UK Gas, however, and has discontinued further involvement with this project.

     Activities in Ukraine. In September 2000, EuroGas decided to suspend all projects in Ukraine, due to uncertain political and economic conditions. The Company is currently in negotiations with an established North American oil and gas company with oil and gas production in the Ukraine to reevaluate the Company's Ukrainian projects and possibly operate existing and additional joint ventures in the Ukraine for the Company. In May 2001, the Company signed an MOU with Epic for participation in oil and gas projects in the Ukraine owned by a subsidiary of Epic. The Company has since received notice of its default under the MOU and the status of this project is presently uncertain, although EuroGas and Epric are currently renegotiating the MOU.

      Activities in Kazakhstan. By an amended agreement dated November 22, 2001, EuroGas agreed to acquire all of the issued and outstanding shares of Falcon. Falcon is a 50% shareholder of Houston-based First International Oil Corporation ("FIOC"), which holds the license to explore and develop proven shallow oil fields in Kazakhstan on an area of approximately 3.2 million acres known as the Sagiski Block. The agreement will require EuroGas to issue a total of 30,000,000 shares of EuroGas common stock and staged cash commitments of $10,000,000. Funding for this project is expected to be provided through Oxbridge Limited. The terms of that funding have not been finalized. Any funding arrangement that would require the issuance of equity securities of the Company or instruments or securities convertible into or exchangeable for equity securities of the Company could result in substantial dilution to existing shareholders. In addition, the terms of such financing would likely be more unfavorable to the Company and more expensive than conventional bank or other institutional financing. There is no assurance that funding will be available or that it will be available on terms that will be acceptable to the Company.

Outlook

     In the past, the Company has focused its resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. The Company believes that its investment in early-stage projects will prove profitable in the long run and may continue to invest in additional early-stage projects from time to time in the future. Nonetheless, management believes that, in order to balance out its holdings, the focus of the Company's acquisition, investment and development strategy should be on hydrocarbon and mining projects that have the potential to generate short-term revenues.

     As a result of the May 2001 purchase of an additional 57% interest in Rozmin s.r.o., the Company will need to allocate significant management time and financing during 2001 to insure that the decline tunnel development to the mineral deposit proceeds in a timely manner to place the talc deposit into commercial production in 2002. Similarly, the Company's commitments to Falcon are significant.

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

Warning Regarding Forward-looking Statements, and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business that are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as amended, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and
permits   for   the exploitation of any reserves located; the success of
exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company's business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

     The Company's activities are subject to risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or seeking to obtain concessions is in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself or in government personnel, or the development of new policies and practices may adversely effect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of these countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions  and  licenses  to be forfeited. Many of  the  areas  in  which  the
Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

     The Company did not suffer the loss of any employees or assets as a result of the terrorist attacks of September 11, 2001, and the subsequent anthrax attacks. Future terrorist activity or government action against perceived terrorist threats in the United States or in areas of the world in which the Company does business or owns property may, however, adversely affect the Company's business operations and financial condition.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

   McKenzie Bankruptcy Claim - As reported in earlier quarterly reports and the Annual Report on Form 10-K/A for the year ended December 31, 2000, the Company is involved in litigation regarding the consolidated claims of creditors and others in the matter of the bankruptcy of the McKenzie Estates, and a related action filed by the Trustee against EuroGas in July 1999. Trial on the administratively consolidated suits is currently scheduled for March 18, 2002, and the other lawsuit is currently proceeding before the court.

   On February 9, 2001, James Holbrook filed suit against Steve Smith, Trustee, Kukui Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C. in the McKenzie
Bankruptcy cases. Holbrook was a documents escrow agent under the December settlement agreement described below with EuroGas, Kruse Landa, Kukui, the Bishop Estate and the trustee as to the EuroGas files held by Kruse Landa. Through the suit Holbrook, in part, sought clarification of his obligations under the settlement as to the release of the Kruse Landa files. The Trustee answered the suit requesting turnover of the files under the settlement agreement. EuroGas has answered and cross claimed against the Trustee, asserting, in part, that a determination of the parties rights under the settlement must be made before the Kruse Landa files are released, that EuroGas has fully performed under the settlement agreement and, therefore, EuroGas is entitled to enforcement of the release given by the Trustee under the settlement agreement. The Trustee counterclaimed asserting that EuroGas has not performed its obligations under the settlement agreement. Both the Trustee and EuroGas filed motions for summary judgment in support of their respective positions. On December 17, 2001, the Court entered its Order granting the Trustee's Motion for Summary Judgment. EuroGas intends to appeal this Order.

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

     In October 2000, the Company attended mediation with the Trustee, Kukui, the McKenzies, and Wolfgang and Reinhard Rauball to address resolution of all disputes and issues arising out of the Steve, Tim, & Mike McKenzie bankruptcy cases. A mediation settlement agreement was reached but was subject to execution of a final settlement agreement and Bankruptcy Court approval which never occurred. Since the final settlement agreement was never drafted and no further action was taken in connection with the mediated settlement agreement, a global settlement was never achieved. Trial on the Trustee's claims is currently scheduled for March 18, 2002 .

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

     Netherlands Tax Appeal - For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000 even though Globe Gas had significant operating losses. On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000. The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets of GlobeGas in satisfaction of the assessment. To date no formal proceedings have been brought to execute against the assets of GlobeGas or to otherwise collect the amount of the final assessment. EuroGas recognized an additional $119,945 as a charge to operations for the excess in the liability over what had been previously accrued. The tax assessment fluctuates on the Company's financial statements due to adjustments in exchange rates.

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

     Parr Waddoups et.al - On October 3, 2001 Parr Waddoups et. al ("Parr") a Utah professional corporation filed a claim against EuroGas, Civil No. 010908739, in the Salt Lake County Court. The claim seeks $135,124.45 for legal services performed from approximately March 1999 to October 2000. The accrued liability to Parr is secured by 1,000,000 shares of Teton Petroleum Company. EuroGas and Parr reached a settlement on October 26, 2001, whereby EuroGas agreed to pay the amount due in three installments of $40,000 and Parr agreed to return the Teton shares to as it received EuroGas' payments. Neither EuroGas nor Parr have performed under the terms of the settlement, which provides that should EuroGas default on the settlement terms Parr has the right to sell the Teton shares and apply the proceeds against the accrued liability.

Item 2.  Changes in Securities and Use of Proceeds

      During the nine months ended September 30, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

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

     May 15, 2001: 3,800,000 common shares to Roland Winzer & Hermann Maurer pursuant to an October 27, 2000, agreement relating to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of the agreement, the Company agreed to issue 3,800,000 common shares, which were required to be registered with the SEC by the submission of a Form S-3 no later than January 15, 2001. The Company is of the opinion that the above mentioned shares do not require registration. The Company received payment for these shares in 1997 and 1998, therefore these shares should be transferable.

     May 1 2001: 12,000,000 common shares to Belmont Resources Inc. pursuant to a March 27, 2001 shares purchase agreement to acquire Belmont's 57% equity interest in Rozmin s.r.o.

   In connection with each issuance of restricted securities in the absence of registration described above, the Company relied upon exemptions from registration pursuant to rules and regulations promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, for offers and sales of securities not involving a public offering, including, without limitation, the exemptions provided by Regulation D and Regulation S, for offers and sales of securities in private placements to accredited investors and to foreign investors. The shares issued in these transactions are restricted securities and their resale is limited pursuant to applicable Federal securities laws. The holders of these securities were made aware that they would be required to hold the securities for a period before reselling them and that any resale or further distribution of the securities in the absence of an effective registration statement under the Securities Act, or pursuant to an available exemption from registration, would be unlawful. The certificates evidencing these securities were marked with a legend identifying them as restricted securities and informing the holder and others that their resell is restricted as described above.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.


Exhibit
Number  Title of Document                                        Location
 2.1    Exchange Agreement between                               Report on Form
        Northampton, Inc., and Energy Global, A.G.               8-K dated August 3,
                                                                 1994, Exhibit No. 1*

 2.2    Agreement and Plan of Merger                             Report on Form 8-K
        between EuroGas, Inc., and Danube International          dated July 12, 1996
        Petroleum Company, Inc., dated July 3, 1996,             Exhibit No. 5*
        as amended

 2.3    English translation of Transfer                          Report on Form 8-K,
        Agreement between EuroGas and OMV, Inc. for              dated June 11, 1997
        the Acquisition of OMV(Yakut)Exploration GmbH            Exhibit No. 1*
        dated June 11, 1997

 2.4    Asset Exchange Agreement between                         Report on Form S-1,
        EuroGas, Inc., and Beaver River Resources, Ltd.,         dated July 23, 1998
        dated April 1, 1988                                      Exhibit 2.03*

 3.1    Articles of Incorporation                                Registration
                                                                 Statement on Form S-18,
                                                                 File No. 33-1381-D
                                                                 Exhibit No. 1*

 3.2    Amended Bylaws                                           Annual Report on
                                                                 Form 10-K for the
                                                                 fiscal year ended
                                                                 September 30, 1990,
                                                                 Exhibit No. 1*

 3.3    Designation of Rights, Privileges, and                   Quarterly Report on
        Preferences of 1995 Series Preferred Stock               Form 10-QSB
                                                                 dated March 31, 1995,
                                                                 Exhibit No. 1*

 3.4    Designation of Rights, Privileges, and                   Report on Form 8-K
        Preferences of 1996 Series Preferred Stock               dated July 12, 1996
                                                                 Exhibit No. 1*

 3.5    Designation of Rights, Privileges, and Preferences       Report on Form 8-K dated
          of 1997 Series A Convertible referred Stock            May 30,1997
                                                                 Exhibit No. 1*

 3.6      Designation of Rights, Privileges, and Preferences     Report on Form S-1 dated
          of 1998 Series B Convertible Preferred Stock           July 23, 1998
                                                                 Exhibit No.
3.06*

 3.7      Articles of Share Exchange                             Report on Form 8-K, dated
                                                                 August 3, 1994,
                                                                 Exhibit No. 6*

 3.8      Designation of Rights, Privileges, and Preferences     Registration Statement on Form S-1, File
          of 1999 Series C 6% Convertible Preferred Stock        No. 333-92009, filed on December
                                                                 2, 1999

 4.1      Subscription Agreement between EuroGas, Inc.,          Report on Form S-1 dated July 23, 1998
          and Thomson Kernaghan & Co., Ltd., dated May Exhibit   No. 4.01*
          29, 1998

 4.2      Warrant Agreement dated July 12, 1996, with            Report on Form 8-K dated July 12, 1996
          Danube Shareholder                                     Exhibit No. 2*

 4.3      Registration Rights Agreement between                  Report on Form S-1 dated July 23, 1998
          EuroGas, Inc., and Thomson Kernaghan & Co.,            Exhibit No. 4.02*
          Ltd., dated May 29, 1998

 4.4      Registration Rights Agreement dated July 12,           Report on Form 8-K dated July 12,
          1996, with Danube Shareholder                          1996 Exhibit No. 3*

 4.5      Registration Rights Agreement by and among             Registration Statement on Form S-1
          EuroGas, Inc., and Finance Credit & Development        dated July 23, 1998 Exhibit No. 4.06*
          Corporation, Ltd., dated June 30, 1997

 4.6      Option granted to the Trustees of the Estate of        Annual Report on Form 10-KSB
          Bernice Pauahi Bishop                                  for the fiscal year ended December 31,
                                                                 1995, Exhibit No. 10*

 4.7      Registration Rights Agreement by and among             Annual Report on Form 10-KSB for the
          EuroGas, Inc., and Kukui, Inc., and the Trustees       fiscal year ended December 31, 1995
          of the Estate of Bernice Pauahi                        Exhibit No. 11*

 4.8      Option issued to OMV Aktiengesellschaft to             Annual Report on Form 10-KSB
          acquire up to 2,000,000 shares of restricted           for the fiscal year ended December 31,
          common stock                                           1996, Exhibit No. 13*

 4.9      Form of Convertible Debenture                         Annual Report on Form 10-K for the year
          issued on January 12, 2000.                           ended December 31, 2000, Exhibit
4.9

10.1      English translation of Mining Usufruct Contract       Quarterly Report on Form 10-Q for the
          between The Minister of Environmental                 period ended September 30, 1997, Exhibit
          Protection, Natural Resources and Forestry            No. 1*
          of the Republic Poland and Pol-Tex Methane
          dated October 3, 1997

10.2      Agreement between Polish Oil and Quarterly            Report on Form 10-Q for the period ended
          Gas Mining Joint Stock Company Report and             September 30, 1997,
          EuroGas, Inc., dated October 23, 1997                 Exhibit No. 2*


10.3      1996 Stock Option and Award Plan                      Annual Report on Form 10-KSB for the
                                                                fiscal year ended December 31, 1995,
                                                                Exhibit No. 14*

10.4      Settlement Agreement by and among                     Annual Report on Form 10-KSB for the
          Kukui, Inc., and Pol-Tex Methane, Sp. zo.o.,          fiscal year December 31, 1995, Exhibit 15*
          McKenzie Methane Rybnik, McKenzie Methane
          Jastrzebie, GlobeGas, B.V. (formerly known as
          McKenzie Methane Poland, B.V.), and the
          Unsecured Creditors' Trust of the Bankruptcy
          Estate of McKenzie Methane Corporation

10.5      Acquisition Agreement between EuroGas, Inc.           Registration Statement on Form S-1, dated
          and Belmont Resources, Inc., dated July 22,           July 23, 1998, Exhibit No. 10.20*
          1998

10.6      General Agreement governing the operation             Report on Form 8-K, dated August 3, 1994
          of McKenzie Methane Poland, B.V.                      Exhibit No. 2*

10.7      Concession Agreement between Ministry of              Annual Report on Form 10-KSB for the year
          Ministry of Environmental Protection, Natural         ended December 31, 1995, Exhibit 18*
          Resources, and Forestry and Pol-Tex Methane Ltd.

10.8      Association Agreement between NAFTA a.s.              Annual Report on Form 10-KSB for the
          Gbely and Danube International Petroleum              fiscal year ended December 31, 1995,
          Company                                               Exhibit No. 19*

10.9      Agreement between Moravske' Naftove' Doly             Annual Report on Form 10-KSB for the
          a.s. and Danube International Petroleum Company       fiscal year ended December 31, 1995,
                                                                Exhibit No. 20*

10.10     Form of Convertible Debenture                         Report on Form 8-K dated August 3, 1994,
                                                                Exhibit No. 7*

10.11     Form of Promissory Note, as amended, with             Annual Report on Form 10-KSB for the
          attached list of shareholders                         year ended December 31, 1995,
                                                                Exhibit No. 23*

10.12     Amendment #1 to the Association Agreement             Annual Report on Form 10-KSB
          Entered into 13 July 1995, between NAFTA              for the year ended December 31, 1996
          a.s. Gbely and Danube International Petroleum         Exhibit No. 25*
          Company

10.13     Acquisition Agreement by and among Belmont            Form 10-Q for the period ended September
          Resources, Inc., EuroGas Incorporated, dated          30, 1998, Exhibit No. 1*
          October 9, 1998

10.14     Letter of Intent by and between Polish Oil and        Annual Report on Form 10-KSB for the
          Gas Company and Pol-Tex Methane, dated April          year ended December 31, 1996, Exhibit 27*
          8, 1997

10.15     Purchase and Sale Agreement between Texaco            Report on Form 8-K dated March 24, 1997
          Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and        Exhibit No. 1*
          GlobeGas B.V.

10.16     English translation of Articles of Association        Report on Form 8-K/A dated June 11, 1997,
          of the TAKT Joint Venture dated June 7, 1991,         Exhibit No. 3*
          as amended April 4, 1993

10.17     English translation of Proposed Exploration           Report on Form 8-K/A dated June 11, 1997,
          and Production Sharing Contract for                   Exhibit No. 4*
          Hydrocarbons between the Republic of Sakha
          (Yakutia) and the Russian Federation and the
          TAKT Joint Venture

10.18     English translation of Agreement on Joint             Registration Statement on Form S-1, dated
          Investment and Statement on Production                July 23, 1998, Exhibit No. 10.21*
          Activities between EuroGas, Inc., and
          Zahidukrgeologia, dated May 14, 1998

10.19     English translation of Statutory Agreement            Registration Statement on Form S-1, dated
          of Association Limited Liability Company with         July 23, 1998, Exhibit No. 10.22*
          Foreign Investments between EuroGas, Inc., and
          Makyivs'ke Girs'ke Tovarystvo, dated June
          17, 1998

10.20     Partnership Agreement between EuroGas, Inc.           Amendment No. 1 to Registration
          and RWE-DEA Aktiengesellschaft for Mineraloel         Statement on Form S-1, dated
          and Chemie AG, dated July 22, 1998                    August 3, 1998, Exhibit No. 10.23*

10.21     Mining Usufruct Contract between The                  Quarterly Report on Form 10-Q for the
          Minister of Environmental Protection, Natural         September 30, 1997, Exhibit No. 1*
          Resources and Forestry of the Republic of Poland
          and Pol-Tex Methane, dated October 3, 1997

10.22     Agreement between Polish Oil and Gas Mining           Quarterly Report on Form 10-Q for the
          Joint Stock Company and EuroGas, Inc., dated          period ended September 30, 1997, Exhibit
          October 23, 1997                                      No. 2*

10.23     Agreement for Acquisition of 5% Interest in           Quarterly Report on Form 10-Q for the
          a Subsidiary by and between EuroGas, Inc., B.         period ended September 30, 1997
          Grohe, and T. Koerfer, dated November 11,             Exhibit No. 3*
          1997

10.24     Option Agreement by and between                       Quarterly Report on Form 10-Q for the
          EuroGas, Inc., and Beaver River Resources, Ltd.,      period ended September 30, 1997,
          Dated October 31, 1997                                Exhibit No. 4*

10.25     Lease Agreement dated September 3, 1996               Registration Statement on Form S-1, file no.
          between Potomac Corporation and EuroGas, Inc.         333-92009, filed December 2, 1999*
          Letter of Amendment dated September 30, 1999

10.26     Sublease dated November 2, 1999, between              Registration Statement on Form S-1, file no.
          Scotdean Limited and EuroGas, Inc.                    333-92009, filed on December 2, 1999*

10.27     Securities Purchase Agreement dated November          Registration Statement on Form S-1, file no.
          4, 1999, between EuroGas, Inc. and Arkledun           333-92009, filed December 2, 1999*
          Drive LLC

10.28     Registration Rights Agreement dated November          Registration Statement on Form S-1, file no.
          4, 1999, between EuroGas, Inc. and Arkledun           333-92009, filed December 2, 1999*

10.29     Supplemental Agreement dated November 4,              Registration Statement on Form S-1, file no.
          1999, between EuroGas, Inc. and Arkledun Drive        333-92009, filed December 2, 1999*

10.30     Executive Employment Agreement dated April            Registration Statement on Form S-1, file no.
          20, 1999 between EuroGas, Inc. and Karl Arleth        333-92009, filed on December 2, 1999*

10.31     Share Purchase Agreement dated March 27, 2001,        Quarterly Report on Form 10-Q for the
          among EuroGas and Belmont Resources, Ltd.,            period ended June 30, 2001, Exhibit No. 1
          Rozmin s.r.o.

10.32     Consent to Agreement of March 27, 2001, dated         Quarterly Report on Form 10-Q for the
          April 9, 2001, among EuroGas and Belmont              period ended June 30, 2001, Exhibit No. 2
          Resources, Ltd., Rozmin s.r.o., and Rima Muran s.r.o.

10.33     Memorandum of Understanding between EuroGas           Quarterly Report on Form 10-Q for the
          and Epic Energy Inc.                                  period ended June 30, 2001, Exhibit No. 3

10.34     Agreement dated May 29, 2001, between EuroGas         Quarterly Report on Form 10-Q for the
          and Westlinks Resources Ltd.                          period ended June 30, 2001, Exhibit No. 4

10.35     Agreement dated September 17, 2001 between            Filed herewith
          EuroGas, Inc. and Falcon Energy Holding Corp.

10.36     Agreement dated November 22, 2001 between             Filed herewith
          Falcon Energy Holding Corp. and EuroGas, Inc.


*Incorporated by reference

(b)  No current reports on Form 8-K were filed during the reporting quarter.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              EUROGAS, INC.



Dated:  December 27, 2001     By:  /s/ Wolfgang Rauball
                              ---------------------------------------------
                              Wolfgang Rauball, Chief Executive Officer and
                                 Acting Chief Financial Officer




