Form 10KSB
period 2001-12-31
EUROGAS INC
filed 2002-04-17
CIK 783209

______________________________________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          EUROGAS, INC.
                   ----------------------------
                   (Exact name of registrant as
                    specified in its charter)

    Utah                    000-24781                87-0427676
--------------             -----------               ----------
  (State or                (Commission                  (IRS
    other                   File No.)                 Employer
jurisdiction                                         Identifica
     of                                               tion No.)
incorporation)
                      1006-100 Park Royal South
                West Vancouver B.C. Canada V7T 1A2
                ----------------------------------
                 (Address of principal executive
                   offices, including zip code)

        Registrant's telephone number, including area code:  604-913-1462

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value                 None
------------------------------   -------------------------------
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

The aggregate market value of the common stock held by non-affiliates of the Registrant on April 15, 2002, based upon the closing bid price for the common stock of $0.14 per share on April 15, 2002, was approximately $20,571,504. Common stock held by each officer and director and by each other person who may be deemed to be an affiliate of the Registrant has been excluded. As of April 15, 2002, the Registrant had 144,796,460 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------
                                                            PAGE
                                                            ----
                                     PART I
Item 1. Business                                              1
Item 2. Property                                             22
Item 3. Legal Proceedings                                    22
Item 4. Submission of Matters to a Vote of Security Holders  24

                                     PART II

Item 5  Market for the Registrant's Common Stock and Related
         Shareholder Matters                                 25
Item 6. Selected Financial Data                              27
Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 28
Item 7A.Quantitative and Qualitative Disclosures About
         Market Risk                                         32
Item 8. Financial Statements and Supplementary Data          33
Item 9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure              33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant  34
Item 11. Executive Compensation                              36
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                     42
Item 13.         Certain Relationships and Related
         Transactions                                        44

                                     PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                         44
               Documents Filed
               1. Financial Statements
               2. Financial Statement Schedule
               3. Exhibit List
               Reports on Form 8-K
               Exhibits
               Financial Statement Schedules
SIGNATURES                                                   51

                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2001 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries (collectively, "we," "EuroGas" or the "Company") will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words "may," "should," "might," "could," "might," "would," "expect," "believe" and "anticipate." Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "SEC") describing other factors that may affect future results of the Company.

Item 1.   Business
------------------

General
-------

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

                    Summary Description of Current Activities
                    -----------------------------------------

      The following summary is not complete. Additional details about the transactions and relationships summarized in this section are included elsewhere in this report.

     Activities in Slovakia. The Company is pursuing two projects in Slovakia, including the development of the Gemerska-Poloma Talc Deposit located near Roznava. At December 31, 2000, EuroGas owned a 55% interest in Rima Muran s.r.o., which in turn owned a 43% interest in this talc deposit. The remaining 57% interest was owned by Belmont Resources, Inc. ("Belmont"), a Vancouver, British Columbia, entity. In March 2001, EuroGas entered into an agreement to acquire Belmont's 57% interest, in exchange for 12 million shares of EuroGas common stock, with registration rights, and a two percent royalty interest in the project. On May 14, 2001, a conditional approval from the Canadian Venture Exchange (CDNX) was given to Belmont. The final exchange approval of the transaction was received following the vote of the shareholders at Belmont's Annual General Meeting, held July 16, 2001. During April 2002, EuroGas exchanged its 55% interest in Rima Muren for Rima Muren's 43% interest in the talc deposit, giving Eurogas a potential direct interest in 100% of the talc deposit once the Belmont purchase is completed. The construction of the talc mine is scheduled for completion in 2002.

     During September 1998, EuroGas acquired a 51% interest in Envigeo Trade s.r.o. ("Envigeo"), a private Slovakian company which owns a 2,300 square kilometer oil and gas concession in Northeast Slovakia. This project is at an exploratory or appraisal stage and will require significant financing to proceed to the drilling stage.

     The Company has decided to withdraw from the Nafta Danube association in exchange for which Nafta Gbely a.s. agreed to pay all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary. As a result, the Company will not participate in further exploration in the Trebisov gas field in eastern Slovakia.

     Activities in Canada. At December 30, 2000, EuroGas owned a 15% interest in the Beaver River natural gas project, through a wholly owned subsidiary, Beaver River Resources Ltd. ("BRRL"). The Beaver River project is an attempt to re-establish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. During 2001, this interest was reduced to 7.5% in settlement of a lawsuit with the former owners of the Beaver River project, who returned to EuroGas 1,200,000 common shares of EuroGas previously issued to them.

     At December 31, 2000, EuroGas owned 50.1% of the capital stock of Big Horn Resources, Ltd., a Canadian full service oil and gas producer ("Big Horn"). Big Horn's business was conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan. Through June 2001, the Company sold 4,278,233 shares of Big Horn for approximately $0.54 per share. On May 29, 2001, EuroGas entered into an agreement with Westlinks Resources, Ltd. ("Westlinks") and sold 8,275,500 Big Horn shares to Westlinks in exchange for cash of $1,198,936 and 6,123,870 shares of Westlinks preferred stock. Under the terms of the preferred stock designation and the agreement, Westlinks must redeem all of the preferred shares by August 16, 2002 at $0.56 per share. As a result of these transactions, EuroGas' interest in Big Horn was reduced from 50.1% to less than 5%. On May 29, 2001, Westlinks and EuroGas entered into an exchange of shares in which EuroGas exchanged 446,267 Big Horn shares for Westlinks common shares at the rate of 0.1905 Westlinks common shares for one Big Horn share. As a result of this exchange transaction, EuroGas no longer owns any Big Horn shares.

     Activities in Poland. On May 19, 1999, EuroGas Polska Sp.zo.o., a wholly owned subsidiary of the Company, entered into the Energetyka Lubuska joint venture ("Energetyka"). Energetyka executed a letter of intent with the Polish Oil and Gas Company ("Polish Oil") to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurization plant owned by Polish Oil. The project is at a conceptual stage, and EuroGas must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12 to -24-month construction process can commence. The parties mutually agreed to delay the project for one year due to increases in gas prices and static prices of electricity. EuroGas Polska has several oil and gas concessions and projects in Poland, including:


        * a 112 sq. kilometer coal bed methane concession located in the Upper Silesian Coal Basin,

        * a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland,

        * exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and

        * a concession to explore and develop oil and gas on over 1,000,000 acres in the Carpathian oil fairway.


     Activities in the United Kingdom. In 1999, EuroGas entered into an agreement with Slovgold GmbH, an Austrian company with headquarters in Vienna, to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. Slovgold is an affiliate of the Company, controlled by the Chairman and CEO of EuroGas. To minimize the amount of capital EuroGas was required to contribute to the pilot program, the Company entered into discussions with UK Gas to permit it to participate in the pilot program by utilizing drilling equipment owned by its Polish subsidiary. EuroGas was unable to reach a final agreement with UK Gas, however, and has discontinued further involvement with this project.

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

     In May 2001, the Company signed a memorandum of understanding ("MOU") with Epic Energy, Inc. ("Epic") for participation in oil and gas projects in the Ukraine owned by a subsidiary of Epic. The Company defaulted its obligations to make a payment under the MOU and the agreement has been terminated. Should both parties desire to continue a future relationship all terms and agreements would have to be renegotiated.

     Activities in Kazakhstan. By an amended agreement dated November 22, 2001, EuroGas agreed to acquire all of the issued and outstanding shares of Falcon Energy Overseas Inc., a subsidiary of Falcon Energy Holding Corp. ("Falcon"). Falcon is a 50% Joint Venture Partner with Houston based First International Oil Corporation ("FIOC"). The Joint Venture holds the license to explore and develop proven shallow oil fields in Kazakhstan on an area of approximately 3.2 million acres known as the Sagiski Block. Falcon also holds other oil and gas interests in Kazakhstan outside the Joint Venture with FIOC. Under the agreement EuroGas was to issue 30,000,000 shares of EuroGas common stock and pay staged cash commitments of $10,000,000. EuroGas expected to obtain funding for this project through Oxbridge Ltd., but terms of that funding were never finalized due to the company's delisting from the NASD OTC Bulletin Board on December 28, 2001 and Falcon's inability to provide Financial Statements to the company. On February 12, 2002, Falcon notified EuroGas that all agreements between Falcon and EuroGas, both written or verbal were null and void as of February 6, 2002. The company and Falcon are currently in discussions tonegotiate a new agreement; however, any new agreement will contemplate other potential properties rather than the Sagiski Block.


     Proposed Merger with Teton Petroleum Company. On April 5, 2000, EuroGas entered into a Master Transaction Agreement with Teton Petroleum Company, a Delaware corporation ("Teton"), and Goltech Petroleum, LLC ("Goltech"), a Texas limited liability company and wholly owned subsidiary of Teton. The Master Transaction Agreement and accompanying documents contemplated a merger with Teton, the purchase by EuroGas of a 35% membership interest in Goltech, and a EuroGas credit facility to Goltech. During the first half of 2000, we paid a $300,000 deposit toward the purchase of Goltech, and loaned $500,000 to Goltech under the credit facility, which was convertible into equity of Goltech. During the second half of 2000, we advanced Teton $500,000 in exchange for a convertible debenture from Teton.

     On December 27, 2000, EuroGas terminated merger talks with Teton. Through exercise of the convertible debenture, EuroGas now holds 1.7 million Teton shares, along with 1.0 million shares previously issued to EuroGas as a result of an August 2000, standstill agreement with Teton. After December 21, 2001, the Company began selling the 1.700.000 Teton common shares in the public market, while the Company still holds 1.000.000 shares of Teton.


                              Activities in Canada
                              --------------------

Big Horn Resources Ltd. (Enterra Energy Corp.)
---------------------------------------------

     As  of  December 2000, we held 14,000,000 shares of Big Horn common  stock,
representing  a  50.1 % interest in Big Horn.   During 2001,  EuroGas  sold  the
majority of its investment in Big Horn.


Beaver River Natural Gas Field
------------------------------

     EuroGas owns a 7.5% interest in the Beaver River natural gas project.   The
objective of this project is to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Beaver River is the largest existing gas pool in British Columbia. The prior owners shut down the project because of heavy water influx. Before shutting down the project, the prior owner produced substantial amounts of natural gas and reported that peak production reached 350 million cubic feet per day from five wells. Independent reservoir studies and government reports show substantial natural gas reserves at Beaver River, ranging between 1.5 and 3 trillion cubic feet.

     EuroGas originally held a 15% interest in the Beaver River natural gas project, through a wholly owned subsidiary, Beaver River Resources Ltd. ("BRRL"). This interest was reduced to 7.5% in the settlement of a lawsuit with the former owners. In the settlement, the former owners returned 1,200,000 shares of EuroGas common stock to EuroGas in exchange for one-half of BRRL's interest in the Bear River project.

     According to the current operator of the Beaver River project, Questerre Energy ("Questerre"), the A5 re-entry well was reaching gas production levels as high as 17 million cubic feet per day in March of 2001. The well was in production from March through April 2001, when it was shut in. Due to drilling of a new well and lower pressure in the field pipeline, production was shut down since August of 2001, pending enhancement of the field pipeline pressure through installation of additional compressor pumping and gas lift systems.

     Preparations for the compressor pumping and gas lift systems have been finalized waiting for freeze up to allow installation. The compressor pumping and gas lift systems are due to be installed and operational in early 2002, after which sustained gas production from the field is expected.


     Since mid-March of 2001, BRRL received one-sixth of a 4% overriding royalty from gas production, under its agreement with Questerre. The property owners including BRRL are receiving an overriding royalty of 4% until Questerre has recovered its investment. The total royalties received are expected to substantially increase until Questerre has received up to 600% of its investment. Thereafter the ownership interest will change to a 6.7% working interest.

                              Activities in Poland
                              --------------------

Energetyka Lubuska Power Plant
------------------------------

     Energetyka executed a letter of intent with Polish Oil to develop a new power plant near Gorzow in northwestern Poland. The proposed project involves the construction of a five-Megawatt power plant that uses gas produced by a nearby oilfield to produce electricity that will be marketed to a nearby de-sulfurizaation plant owned by Polish Oil. The project is at a conceptual stage, and we must enter into a final agreement with Polish Oil, complete design of the plant, and obtain financing before the 12 - 24 month construction process can commence. In 2001, the parties mutually decided to delay the start of the project by one year due to a rise in gas prices, and the fact that the rise in the price of electricity did not match the price of gas. If the ratio between the price of gas and electricity improves, we expect to enter into a final agreement by the end of 2002.


Polish Methane Gas Concessions
------------------------------

     Coal bed methane gas production has taken place in the United States for some time, and has drawn attention in Poland due to a study funded by the United States Government. Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The heavy hydrocarbons are typically sold separately. The remaining gas constitutes dry gas, composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

     On October 13, 1997, EuroGas received a concession from the Polish Ministry of Environmental Protection of Natural Resources and Forestry to explore and potentially develop a 112 square kilometer coal bed methane concession located in the Upper Silesian Coal Basin. We conducted a feasibility study to explore the possibilities of drilling gas wells for a combined heat and power plant project or other uses. The results of the study suggest that the volume of gas in place can exceed 30 billion cubic meters. Additional work connected with evaluation of the productivity of the wells is under way. Although the property is carried in the books at zero value there is a possibility for success if a proper funding of the project can be obtained.


Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields
--------------------------------------------------------

     On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland. The agreement contemplates total expenditures by EuroGas of $15 million. To date, EuroGas Polska and Polish Oil have conducted and interpreted a $1.5 million, wide-line seismic work and geological exploration program in the Rymanow-Lesko area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on this program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Lesko area. If subsequent feasibility studies indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, further testing, regulatory approvals and construction will be required before commercial production can commence, which would take at least two years, and cost at least $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells, or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

Carpathian New Concession
-------------------------

     On December 20, 1999, we executed a usufruct agreement with the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland. This agreement tentatively secured for EuroGas the exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland.

     On September 7, 2000, the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland granted EuroGas Polska a concession to explore and develop oil and gas on more than one million acres in the Carpathian oil fairway. In May 2000, a report conducted by independent Polish oil and gas experts indicated potentially producing deposits in 12 exploration leads within this area, with the largest one potentially containing 300 million barrels of oil equivalent. On October 27, 2000, EuroGas Polska entered into a Joint Operation Agreement with Polish Oil. The agreement calls for Polish Oil to become the operator in the Carpathian Project. Separately, Polish Oil and the Company have entered into a tentative agreement whereby Polish Oil will acquire 30% of EuroGas Polska.

     Our work on the Carpathian Project is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, obtaining regulatory approvals and construction will be required before commercial production could commence, at an estimated minimum cost of $3,000,000. We are currently negotiating the possibility of forming partnerships with a few major international oil and gas companies.


                             Activities in Slovakia
                             ----------------------

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


Gemerska Talc Deposit
---------------------

     During 1998, we acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. Oxbridge Ltd., a related party, paid $879,000 on behalf of the Company in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, we reimbursed Oxbridge Ltd. for its payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In 2000, Oxbridge Ltd. made a demand for payment of the promissory note. EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment.

     On March 27, 2001, we entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources Inc. ("Belmont"), in exchange for 12,000,000 shares of EuroGas common stock, which carry registration rights. We have the right to repurchase up to 6,000,000 of these common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. We agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares is less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, we agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the 12,000,000 common shares by March 27, 2002, we agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. The registration of the 12,000,000 common shares is expected to be filed during April 2002 and the Company may be required to issue an additional maximum of
4.17 million shares as a result of the decline in share price of the common stock since the agreement was signed.

     We also agreed to pay Belmont a $100,000 non-refundable advanced royalty, and Rozmin s.r.o. granted Belmont a two percent royalty on the gross revenues from any talc sold. We agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002, and if not in commercial production within one year, we agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. We also granted Belmont the right to appoint one member of our Board of Directors for not less than one year. The purchase of the additional 57% interest in Rozmin s.r.o. was recorded at $3,664,000 during 2001, based on the market value of the common shares issued (including the guarantee of the future stock value) and the cash to be paid. If additional common shares are issued in the future under the guarantee of the future market value of EuroGas common stock, no additional cost will be recognized.


     We acquired the original 24% mineral interest in the Gemerska Talc Deposit through the acquisition of a 55% interest in RimaMuran s.r.o. ("RimaMuran"), whose principal asset is the 43% investment in Rozmin s.r.o. ("Rozmin"). During April 2002, we entered into an agreement with the minority owners of RimaMuran to swap all of our interests in Rimamuran in exchange for RimaMuran's interst in Rozmin. In addition, we agreed to pay approximately $107,000 to the minority owners and to pay RimaMuran liabilities. RimaMuran agreed to transfer title in two pieces of heavy mining equipment into Rozmin in connection with the swap agreement. As a result of the agreement, we now have a direct ownership of a 43% interest in Rozmin, and a 53% direct interest that is subject to finalization of the Belmont agreement described in the preceding paragraphs.
As a result of acquiring the interest in Rozmin, we are required to cover development costs to bring the talc mine into commercial production.

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


Slovakian Oil & Gas Joint Venture
---------------------------------

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

     Under the terms of the joint venture agreement, EuroGas was obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase were expended. However, the Company has decided to withdraw from the NAFTA-Danube association and discontinue our involvement in any further exploration in the Trebisov gas field in eastern Slovakia. We agreed to withdraw and NAFTA agreed to pay of all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary.


Envigeo-Carpathian Flysch Concession
------------------------------------

     In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company that owns a 2,300 square kilometer appraisal and survey concession, known as the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, expiring in August 2001. This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries. Since 1998 we have undertaken geological reconnaissance work on the Medzilaborce concession to meet the concession requirements. We are currently negotiating for the participation of a major international independent oil company as our partner in this project.


                              Activities in Ukraine
                              ---------------------

     In September 2000, EuroGas decided to suspend all projects in Ukraine, due to uncertain political and economic conditions. The Company is currently in negotiations with an established North American oil and gas company with production in the Ukraine to reevaluate the Company's Ukrainian projects and possibly operate existing and additional joint ventures in the Ukraine for the Company. In May 2001, we signed the MOU with Epic for participation in oil and gas projects in the Ukraine owned by a subsidiary of Epic. However, we defaulted under the MOU in late 2001 and the agreement has been terminated. Should both parties desire to continue a future relationship all terms and agreements will have to be renegotiated.

                          Activities in the Kazakhstan
                          ----------------------------

     On November 23, 2001, EuroGas finalized an agreement with Falcon Energy Holding Corp., a Delaware corporation "Falcon Holding" for the acquisition of 100% of the issued and outstanding shares of its subsidiary, Falcon Energy Overseas Inc. "Falcon", also a Delaware corporation. The November agreement was an amendment to a former agreement entered into on September 17, 2001. Falcon has entered in a joint venture with First International Oil Corporation "FIOC" called First Falcon LLP that holds the license to explore and develop proven shallow oil fields of the Pre Caspian Basin 3.2 million acres Sagiski Block in Kazakhstan. In payment of the purchase price for the Falcon shares, EuroGas agreed to transfer 10,000,000 of its common shares to Falcon Holding and to provide $10,000,000 funding to Falcon by December 31, 2001. EuroGas also agreed to transfer an additional 500,000 shares to Falcon Holding for each 200 barrels per day of proven production, issued on a quarterly basis, up to a total of 20,000,000 common shares. All shares were to have been earned when proven production by the joint venture is 8,000 barrels per day.

     Under the terms of the agreement, Falcon Holding was to retain managerial control over Falcon for the period of three years, and EuroGas agreed to provide all the further funds required by Falcon to fund its 50% interest in the joint venture. Funding for this project was to be provided through Oxbridge Ltd., however the terms of that were never finalized. On February 17, 2002, Falcon notified EuroGas that all agreements between Falcon and EuroGas were terminated effective February 6, 2002. Falcon and the company are currently in discussions to revive the agreement.

                        Activities in the United Kingdom
                        --------------------------------

      In 1999, EuroGas entered into an agreement with Slovgold to conduct a six-well pilot program on a 500 sq. kilometer (125,000 sq. acre) concession in South Wales held by UK Gas Limited, in order to test for coal bed methane gas. To minimize the amount of capital EuroGas was required to contribute to the pilot program, the Company entered into discussions with UK Gas, to permit it to participate in the pilot program by utilizing drilling equipment owned by its Polish subsidiary. EuroGas was unable to reach a final agreement with UK Gas, however, and has discontinued further involvement with this project.


                      Disclosure of Oil and Gas Operations
                      ------------------------------------

     Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2001 or December 31, 2000.

     Oil and Gas Production and Production Costs. Effective with the sale of our interest in Big Horn Resources, Ltd. in January 2001, we have no proven oil and gas reserves. Accordingly, we are no longer required to present disclosure of oil and gas operations.



                                   Competition
                                   -----------

     In the business of exploration, development, and production of oil and gas resources, we compete with some of the largest corporations in the world, in addition to many smaller entities. Many of the entities that we compete with have access to far greater financial and managerial resources than those available to EuroGas. As a result of the exclusive nature of certain concessions that we hold, to the extent that we are able to successfully find, develop, and produce hydrocarbon resources, we will be able to exclude any competitor from production of the resources located on the concessions, but we cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.


                            Employees and Consultants
                            -------------------------

     As of December 31, 2001, we had two administrative employees. Our two principal consultants (Mr. Wolfgang Rauball and Mr. Andrew Andraczke) work out of Europe. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services.

                        Operational Hazards and Insurance
                        ---------------------------------

     We are engaged in the exploration for methane and natural gas and the drilling of wells and, as such, our operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of activities. We do not have any hazard insurance. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on EuroGas.


                  Certain Developments Since December 31, 2001
                  --------------------------------------------

     In January 2002, the Company sold 1.7 million shares of Teton Petroleum common stock. The Company intends to liquidate the remaining 1.0 million shares of Teton common stock owned by it through an arrangement to settle the outstanding obligations of the Company to its former legal counsel.

     In March 2002, the Company agreed to sell approximately 6,123,870 shares of Westlinks preferred stock to Enterra Energy Corp. (formerly Westlinks Resources Ltd.) for a price of $2.3 million Canadian dollars.

           Financial Information About Foreign and Domestic Operations
     The information set forth as "NOTE 8 - GEOGRAPHIC INFORMATION" of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.


                     Factors That May Affect Future Results
                     --------------------------------------

     This report on Form 10-K contains forward-looking statements. You can identify forward-looking statements by their use of the forward-looking words "anticipate," "estimate," "project," "likely," "believe," "intend," "expect," or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering the forward-looking statements made in this report, you should keep in mind the risks noted in "Factors That May Affect Future Results" below and other cautionary statements throughout this report. You should also keep in mind that all forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If one or more risks identified in this report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.


                       Risks Related To General Activities
                       -----------------------------------

     We have a working capital deficit and will continue to need significant funds to meet our obligations and to pursue our business plan.

     EuroGas has historically been undercapitalized. We had a working capital deficit of approximately $9,421,196 on December 31, 2001, and most of our partially- or wholly-owned projects require significantly more capital than we currently have available to us. Although we are unable to determine at this time the additional amount of outside capital we will need or be able to raise in the future, the interest of our shareholders will continue to be diluted as we seek funding through the sale of additional securities or through joint ventures or industry partnering arrangements.

     We are dependent upon financing activities to fund our operations.

        Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity (Big Horn) in 1998 (which we have significantly divested in 2001 and intend to fully divest), we had not earned any significant cash revenues since our incorporation. Because we divested our interest in Big Horn, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.


     Our projects are highly speculative and generally only at the exploration stage.

     Our assets and interests are primarily in methane gas, natural gas, and crude oil exploration and development projects. These projects are highly speculative, whether we are still at the exploratory stage or have commenced development. We can provide no assurance that any drilling, testing, or other exploration project will locate recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields, even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities of natural gas or other fuel.

     Many of our projects are in locations where the infrastructure is inadequate to support our needs.

     Many of the projects in which we have invested are located in areas of the world, primarily Eastern Europe. In most of these areas the necessary infrastructure for transporting, delivering, and marketing any natural gas, methane gas or other fuels that may be recovered is significantly underdeveloped or, in some cases, nonexistent. Even if we are able to locate natural gas, methane gas, or other valuable fuels in commercial quantities, we may be required to invest significant amounts in developing the infrastructure necessary to support the transportation and delivery of such fuels. We do not currently have a source of funding available to meet these costs.

     Many of our projects are in countries that have fragile and unpredictable political and socio-economic systems.

     Our operations in Poland, Slovakia, and other parts of Eastern Europe carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, these countries continue to be subject to the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

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

     The continuance, completion or renewal of many of our licenses may be subject to the discretion of government authorities and we cannot therefore predict with certainty whether they will be continued or renewed or whether we will be successful in obtaining all permits and licenses required to fully exploit our interests in those countries.

     In general, we have the right to conduct basic exploration on all
concessions or fields in which we have an interest.   However, in order to drill
for, recover, transport or sell any gas or other hydrocarbons, we will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of most such permits and licenses will be contingent upon the consent of national and local governments having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant permits and licenses. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment by us of a development/exploration fee, typically based on the market value of the economically recoverable reserves. The amount of a fee and other terms of any such license, permit, or agreement will affect the commercial viability of any extraction project. We can provide no assurance that we will be able to obtain the necessary licenses, permits, and agreements. Even if we do obtain such items, the associated costs, delays and restrictions may significantly affect our ability to develop the affected project.

     EuroGas has been the subject of an inactive SEC investigation, which could cause the Company to incur significant expense and expose it to the risks associated with an adverse judgment.

     We are presently subject to a formal order of investigation issued by the SEC on August 1, 1995, to investigate whether violations of securities laws may have occurred. In connection with that investigation, EuroGas produced numerous documents for the SEC, and the SEC has questioned current and past officers, directors, former accountants, and other agents. We have not been contacted by the SEC with respect to this matter for several years; however, we cannot currently predict the duration or outcome of this investigation.


     If the SEC concludes that we, or our representatives, have violated the securities laws, it has available a large range of civil, administrative, and criminal remedies. Those remedies could include the suspension of trading in the common stock, the levying of substantial fines, and the exclusion of our current officers and directors from participating in a public company. In addition, we are subject to certain other pending or threatened legal claims. The adverse resolution of the SEC investigation or any pending litigation would have a material adverse effect on our operations and proposed business.

     Our projects may never begin producing valuable hydrocarbons.
     -------------------------------------------------------------

     Other than the production of an average of approximately 560 barrels of oil equivalent per day by Big Horn, in which we have divested or are in the process of divesting ourselves of ownership, none of the projects in which we own an interest is presently producing gas or other hydrocarbons. Texaco drilled and abandoned test wells on the concession in Poland in which we own an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

     We are dependent upon certain officers, key employees, and consultants, the loss of which would adversely affect our ability to continue in business.
-------------------------------------------------------------------------------

     We are dependent on the services of Wolfgang Rauball (Chairman and Chief Executive Officer) and Andrew K. Andraczke, the Chief Operating Officer of EuroGas, Inc. We are also dependent on certain key employees in connection with our business activities. The loss of one or more of these individuals could materially and adversely impact our operations. We have not entered into employment agreements with any of these individuals, and do not maintain key-man life insurance on any EuroGas officers or employees.

     We are thinly staffed.
     ---------------------

     We have numerous projects throughout the world, which we attempt to direct and manage with only a few employees, the Chief Executive Officer and a director who also serves as Managing Director of Rozmin s.r.o. Unless and until additional employees are hired, our attempt to manage our numerous projects and obligations with such a limited staff could have serious adverse consequences, including without limitation, a possible failure to meet a material contractual, court, or SEC deadline, or a possible failure to consummate investment or acquisition opportunities.

     Subsequent evaluation may reveal that our unproved properties are not valuable, and we may need to record an impairment of the value of those properties, which would adversely affect our financial condition.

     We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2001, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately$6,186,606. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionally reduce the recorded value of the respective asset on our balance sheet.

     Severe weather will interrupt, and may adversely affect, our activities in various parts of the world.
--------------------------------------------------------------------------------

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


                Risk Factors Related To The Oil And Gas Industry
                ------------------------------------------------

     The prices of the various hydrocarbons we produce or may produce are volatile and unstable.


     The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

        * changes in the supply and demand for such fuels;

        * political conditions in oil, natural gas, and other fuel-producing and fuel- consuming areas;

        * the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

        * weather conditions;

        * the competitive position of each such fuel as a source of energy as compared to other energy sources;

        * the refining capacity of crude purchasers;

        * the effect of governmental regulation on the production, transportation,and sale of oil, natural gas, and other fuels.

          Low prices or highly volatile prices for any fuel being explored or produced at one of our projects will adversely affect our ability to secure financing or enter into suitable joint ventures or other arrangements with industry participants. In addition, if we commence recovery of fuel at any of our projects, a low or volatile price for the fuel being recovered will adversely affect revenue and other operations.

     Our operations involve numerous hazards, and we maintain no insurance against such risks.

     Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

        * fire,

        * explosions,

        * blowouts,

        * pipe failures,

        * casing collapses,

        * unusual or unexpected formations and pressures, and

        * environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

     If any of these events were to occur we might be forced to cease any or all of our exploration, drilling, or production activities on a temporary or
permanent basis.   In addition, these events might lead to environmental damage, personal injury, and other harm resulting in substantial liabilities to third parties. We do not maintain insurance against these risks. Even if we were to obtain insurance, we might not be insured against all losses or liabilities that might arise from these hazards because the insurance may be unavailable at economic rates, due to limitations in the insurance policies, or other factors. Any uninsured loss would likely have a material adverse impact on our business and operations.

     Our operations are subject to numerous environmental laws, compliance with which may be extremely costly.

     Our operations are subject to environmental laws and regulations in the various countries in which they are conducted. These laws and regulations frequently require completion of a costly environmental impact assessment and government review process prior to commencing exploratory and/or development
activities.   In addition, environmental laws and regulations may restrict, prohibit, or impose significant liability in connection with spills, releases, or emissions of various substances produced in association with fuel exploration and development.

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


                    Other Risks Relating To The Common Stock
                    ----------------------------------------

     Most of our outstanding shares are free trading and, if sold in large quantities, may adversely affect the market price for our common stock.

     Most of the approximately 144,796,460 shares of common stock issued and outstanding as of April 15, 2002 are free trading or are eligible for resale under Rule 144 under the Securities Act. In addition, we have agreed to file a registration statement to register a significant number of shares for resale. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

     As of December 31, 2001, there are outstanding warrants and options to purchase up to 18,150,000 shares of common stock at exercise prices ranging from $0.40 to $11.79 per share. The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2001, there were 144,796,460 shares of common stock and 2,394,028 shares of preferred stock issued and outstanding At December 31, 2001, there were 18,439,594 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The Company may also be obligated to issue approximately 3,830,000 shares of common stock under litigation settlement agreements. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our shareholders and may dilute the book value of the common stock.

     We have not paid any dividends and do not expect to pay dividends in the near future.

     We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders.

Item 2.  Properties
-------------------

     The Company has a month-to-month lease for approximately 2,230 square feet of office space in Warsaw and Prszczyna, Poland. The rental amount is approximately $800 per month. Until March 30, 2001, we maintained an office (approximately 2,500 square feet) at 22 Upper Brook Street, Mayfair, London, UK. That office has now been closed. We sublease office space in Vienna, Austria and West Vancouver, Canada, for use by our administrative officers. Our subsidiary, GlobeGas, maintains office space under an agreement with First Alliance Trust, at Herengracht 466, Amsterdam, The Netherlands. Under this agreement, First Alliance provides office space, accounting and legal functions for GlobeGas. The agreement calls for payment for these services on an as-needed basis.


Item 3.  Legal Proceedings
--------------------------

     McKenzie Bankruptcy Claim. As reported in reports filed in previous periods with the SEC, the Company is involved in litigation regarding the consolidated claims of creditors and others in the matter of the bankruptcy of the McKenzie Estates, and a related action filed by the Trustee against EuroGas
in July 1999.    On March 18, 2002, the court considered motions to dismiss the claim filed by EuroGas and by Wolfgang Rauball, and Reinhard Rauball (two of the other named defendants). These motions are currently pending before the court. No trial date has been set.


     On February 9, 2001, James Holbrook filed suit against Steve Smith, Trustee, Kukui Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C. in the McKenzie Bankruptcy cases. Holbrook was a documents escrow agent under the December settlement agreement described below with EuroGas, Kruse Landa, Kukui, the Bishop Estate and the trustee as to the EuroGas files held by Kruse Landa. In his lawsuit, Holbrook, in part, sought clarification of his obligations under the settlement as to the release of the Kruse Landa files. The Trustee answered the suit, requesting turnover of the files under the settlement agreement. EuroGas has answered and cross claimed against the Trustee, asserting, in part, that a determination of the parties' rights under the settlement must be made before the Kruse Landa files are released, that EuroGas has fully performed under the settlement agreement and, therefore, EuroGas is entitled to enforcement of the release given by the Trustee under the settlement agreement. The Trustee counterclaimed asserting that EuroGas has not performed its obligations under the settlement agreement. Both the Trustee and EuroGas filed motions for summary judgment in support of their respective positions. On December 17, 2001, the Court entered its Order granting the Trustee's Motion for Summary Judgment. EuroGas intends to appeal this Order.

     The Kukui Litigation.   This litigation involved matters relating Kukui
Inc. and the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). In 1996, Kukui, acting separately and on behalf of the Unsecured Creditors Trust of the Bankruptcy Estate of McKenzie Methane Corporation (McKenzie Methane Corporation was an affiliate of the former owner of Pol-Tex), asserted certain claims against Pol-Tex and GlobeGas in connection with alleged lending activities between McKenzie Methane Corporation and the management of GlobeGas prior to its acquisition by the Company. This Litigation was settled between Kukui and the Company and Kukui has released the Company. Details of the proceedings since 1996 have been disclosed in previous filings made by the Company with the Securities and Exchange Commission.

     In October 2000, a mediation was held involving the Trustee, Kukui, the McKenzies, and Wolfgang and Reinhard Rauball to address resolution of all disputes and issues arising out of the McKenzie bankruptcy cases. A mediation settlement agreement was reached, but was subject to execution of a final settlement agreement and Bankruptcy Court approval, neither of which occurred. Since the final settlement agreement was never drafted and no further action was taken in connection with the mediated settlement agreement, a global settlement was never achieved. Trial on the Trustee's claims is currently scheduled for March 18, 2002.

     The FCDC Settlement. Details of this matter have been reported previously in reports filed with the SEC and in Note 3 of the Notes to Financial Statements included elsewhere in this report. In a letter dated July 5, 2001, FCDC requested a six-month extension of the option period from EuroGas without offering any additional consideration. EuroGas denied this request, and FCDC failed to exercise its option by July 31, 2001. As a result, the option expired according to its terms. EuroGas does not intend to issue additional shares or options to FCDC. The lien on the Company's 55% interest in Rima Muran s.r.o. pledged as security for the price guarantee under the agreement with FCDC has been released.

     Netherlands Tax Appeal. For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though Globe Gas had significant operating losses. On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000. The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets of GlobeGas in satisfaction of the assessment. To date no formal proceedings have been brought to execute against the assets of GlobeGas or to otherwise collect the amount of the final assessment. EuroGas recognized an additional $49,621 as a charge to currency exchange loss for the excess in the liability over what had been previously accrued. The tax assessment fluctuates on the Company's financial statements due to adjustments in exchange rates.

     Geocon Litigation. On April 13, 2001, Geocon Group Services, Ltd. filed suit against EuroGas in an action styled "Geocon Group Services, Ltd. v. EuroGas, Inc.," (Civil No. 010404108), in the Salt Lake County Court, Sandy Department, Third District Court, State of Utah. The suit seeks $45,163.44 for services allegedly performed by Geocon. The Company and Geocon are considering a settlement of the case.Parr Waddoups et.al. On October 3, 2001, Parr Waddoups et. al ("Parr"), a Utah professional corporation, filed a claim against EuroGas, (Civil No. 010908739), in the Salt Lake County Court seeking $135,124.45 for legal services performed from approximately March 1999 to October 2000. The accrued liability to Parr was secured by 1,000,000 shares of Teton Petroleum Company common stock. EuroGas and Parr reached a settlement with Parr on October 26, 2001, whereby EuroGas agreed to pay Parr three installments of $40,000 and Parr agreed to return the Teton shares to EuroGas as it received the
payments.   In March 2002, EuroGas paid the amount owing to Parr and Parr returned the 1,000,000 shares of Teton common stock to EuroGas.


Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------

     None


                                     PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters
             Market for Common Stock
--------------------------------------------------------------------------------

    Our common stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded on the Frankfurt and Berlin stock exchanges under the symbols EUG.F and EUG.B respectively. As of April 15, 2002, there were 144,796,460 shares of common stock issued and outstanding, held by approximately 317 holders of record.

     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.



                                      High Bid        Low Bid
     Year Ended December 31, 1999
     -------------------------------  --------        -------
     Quarter ended March 31, 1999       $2.50          $1.03

     Quarter ended June 30, 1999         1.09           0.55

     Quarter ended September 30, 1999    0.94           0.55

     Quarter ended December 31, 1999     0.80           0.45



     Year Ended December 31, 2000
     -------------------------------
     Quarter ended  March 31, 2000       $1.88          $0.42

     Quarter ended June 30, 2000          1.09           0.75

     Quarter ended September 30, 2000     0.91           0.47

     Quarter ended December 31, 2000      0.48           0.25



     Year Ended December 31, 2001
     -----------------------------

     Quarter ended March 31, 2001        $0.48          $0.27

     Quarter ended June 30, 2001          0.33           0.22

     Quarter ended September 30, 2001     0.23           0.11

     Quarter ended December 31, 2001      0.29           0.14



     The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On April 15, 2002, the high and low bids for our common stock on the OTC Bulletin Board were $0.150 and $0.135 respectively.


                                    Dividends
                                    ---------

     We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $139,932 and $1,442,345 in 2001, 2000 and 1999,
respectively. Of this amount, zero was paid in 2001, $21,599 was paid in 2000, $1,301,376 was paid in 1999, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.


                     Recent Sales of Unregistered Securities
                     ---------------------------------------

     During the year ended December 31, 2001, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

     On November 14, 2000, we issued 2,000,000 shares of common stock to Arkledun Drive LLC ("Arkledun") under the terms of a Stock Purchase Agreement dated October 2, 2000, which required the Company to issue additional shares if Arkledun did not realize an agreed upon price from the resale of the shares purchased under the agreement. The shares have piggy-back registration rights to be included in any future public offering conducted by the Company. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act.

     On April 20, 2001, we issued 100,000 shares of common stock to Asentech Ltd. of Zurich, Switzerland for professional services provided to the Company. These shares were valued at $48,440 or $0.48 per share.

     On May 15, 2001, we issued 3,800,000 common shares to Roland Winzer & Hermann Maurer under an agreement dated October 27, 2000, relating to a dispute involving the issuance of common shares upon conversion of notes payable. Under the terms of this agreement, the Company agreed to issue 3,800,000 common shares and to file a registration statement covering the shares no later than January 15, 2001. No registration statement was filed. The Company expects that the holder of these shares may seek to sell them under Rule 144.

      On May 1, 2001, we issued 12,000,000 shares of common stock to Belmont Resources Inc. under a March 27, 2001 agreement to acquire Belmont's 57% equity interest in Rozmin s.r.o.

     On September 17, 2001, we agreed to issue 3,000,000 shares of common stock to Falcon Energy Group as part of a penalty for not providing the required funding for an agreement dated September 17, 2001. The shares are considered issuable during 2001, and are valued at $450,000 or $0.15 per share based upon the measurement date of September 17, 2001.

     These private issuances of securities were affected in reliance upon the exemption for sales of securities not involving a public offering, under Section 4(2) of the Securities Act of 1933, as amended. In each transaction, the Company observed the following practice:

        * the investors confirmed that they were "accredited investors," as defined in Rule 501 of Regulation D under the Securities Act,

        * each investor had the background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities,

        * there was no public offering or general solicitation with respect to the offering,

        * the investors were provided with any and all other information requested by them with respect to the Company,

        * the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and the investors also agreed to transfer the securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act, and

        * legend was placed on the certificates and other documents representing each security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.


Item 6.        Selected Financial Data
--------------------------------------

     The following statement of operations and balance sheet data were derived from our audited consolidated financial statements. Our consolidated financial statements have been audited by our independent certified public accountants. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto included with this report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statement of Operations Data
----------------------------

                                            Year Ended December 31,
                       ----------------------------------------------------------------
                            2001        2000           1999          1998          1997

Net Sales              $   88,937    $ 6,395,037    $ 4,973,58    $  879,404   $          0


Loss from Operations   $5,475,654    $52,433,869    $28,946,667   $11,024,180   $11,501,180


Loss per Common Share  $     0.04    $      0.50    $      0.36   $      0.22    $     0.22





Balance Sheet Data
------------------
                                 At December 31,
                --------------------------------------------------------------------------
                    2001           2000           1999              1998        1997

Total Assets    $16,110,130     $30,337,006    $53,968,578      $65,334,387     $40,754,543


Long-Term
 Obligations    $         0     $         0    $         0      $ 1,788,294     $ 3,157,789


Cash Dividends
   per Common
    Share                       $         0    $         0      $         0     $         0



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

General
-------

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

     Our principal assets consist both of proven and developed properties, as well as unproven and undeveloped properties. All costs incidental to the acquisition, exploration, and development of such properties are capitalized, including costs of drilling and equipping wells and directly-related overhead costs, which include the costs of equipment we own. Because we have limited proven reserves and established production, most of our holdings have not been amortized. If we are ultimately unable to establish production or sufficient reserves on some of these properties to justify the carrying costs, the value of the assets will need to be written down and the related costs charged to operations, resulting in additional losses. We periodically evaluate our properties for impairment and if a property is determined to be impaired, the carrying value of the property is reduced to its net realizable amount.

Recent Developments
-------------------

Outlook
-------

     In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in these early-stage projects will prove profitable in the long run, and we may invest in additional early-stage projects from time to time in the future. Nonetheless, management believes that, in order to balance our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within one to five years of the date of investment. We are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

        * Divest our shareholdings in Teton and Westlinks, in order to raise capital to finance core projects without further diluting our existing shareholders. Proceeds from the sales of our Teton and Westlinks shares will be re-deployed into projects that have the potential to yield substantial and near-term cash flow.

        * Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland and Slovakia), as well as Canada, where the Company has a carried interest in the Beaver River gas project;

        * Bring the Gemerska Poloma Talc Deposit into production.

        * Begin an exploration program on our oil and gas concessions covering approximately 4,300 km2 in southeast Poland; POGC is the operator of this venture. EuroGas, in conjunction with POGC, is currently in discussions with a number of international oil and gas companies who are interested in a possible participation in this project.

        * Enter into a joint venture with large international oil and gas companies on our oil and gas concession in Slovakia.

        * Continue our efforts to reduce corporate overhead, as demonstrated by the closing of our London office, effective March 31, 2001.
           We will continue to manage the Company from our West Vancouver, North American Headquarter and our Warsaw and Vienna Central European Headquarters.

     In summary, the outlook, based on our strategic approach, is simple. We intend to use the proceeds from the Teton and Westlinks divestiture and possibly the sale of other non-core assets to fund development of the Gemerska Poloma Talc project and oil and gas projects in Central and Eastern Europe. Further, we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an asset-rich exploration concern to a significant cash flow-producing resource company.

             Results of Operations-2001, 2000 and 1999, Fiscal Years

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2001 and 1999.



                             For the Years Ended December 31,
                        -------------------------------------------
                            2001            2000            1999
                        -----------     -----------     -----------
Oil and Gas Sales       $    88,937     $ 6,395,037     $ 4,973,508


Oil and gas production            -       1,521,471       1,330,526

Impairment of mineral
interests and equipment     794,444      26,783,790       7,217,426

Depreciation, depletion
and amortization             25,511       2,023,425       1,810,176

Settlement costs           1,690,947      7,200,205      12,527,000

General and
 administrative            1,675,746      8,801,706       8,485,939
                        ------------    -----------     -----------
Total Costs and            4,186,648     46,330,597      31,371,067
 Operating Expenses     ------------    -----------     -----------


Other Income (Expenses)

Interest Income               59,961         89,698         179,538

Other Income                 272,324        455,938         103,878

Interest expense            (240,115)    (8,122,205)       (567,195)

Loss on sale and
 impairment of securities  (1,409,729)   (2,029,916)     (1,682,045)

Foreign exchange net
 gains (losses)              (402,227)     (263,523)        170,315

Equity income                 341,843             -               -

Minority interest in
 income of subsidiary               -      (103,022)       (753,599)
                        -------------   -----------     -----------


Total Other Income
 (Expense)                 (1,377,943)    (9,973,030)     (2,549,108)

Provision for Income                -     (2,528,279)              -
                        -------------   ------------    ------------

Net Loss                $  (5,475,654)  $(52,436,869)   $(28,946,667)
                        -------------   ------------    ------------

Basic and Diluted Loss
 Per Commom Share       $       (0.04)  $      (0.50)   $      (0.36)
                        -------------   ------------    ------------
Weighted Average  Number
of Common Shares Used in
Per Share Calculation     134,732,687    106,145,361      83,368,053
                        -------------   ------------    ------------


     Revenues. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2000 and 1999 reflect oil and gas sales of approximately $6,395,037 and $4,973,508, respectively. As a result of the Company's sale of its controlling interest in Big Horn, and the non-consolidation of Big Horn thereafter, the Company had $33,787 of oil and gas sales in 2001.

     Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $1,521,471 in 2000, and $1,330,526 in 1999. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2001, we had operating expenses of $4,186,648.

     General and administrative expenses were $1,675,746for 2001, compared with $8,801,706 for 2000, representing a decrease of81%. Depreciation, depletion and amortization expenses were $25,511 for 2001, compared to $2,023,425 for 2000.

     Impairment of mineral interests and expenses were $794,444 for 2001, $26,783,790 in 2000, and $7,217,426 in 1999. The principal factor that contributed to the increase in impairment expenses from 1999 to 2000 was the recognition of a $7,701,362 impairment against the TAKT joint venture as of December 31, 2000, based upon our reassessment of estimated future net cash
flows.   Settlement costs for financial statement purposes decreased from
$12,527,000 in 1999 and $7,200,205 in 2000 to $1,690,947 in 2001.  The
settlement costs in 2001 resulted from a change in estimate. Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $134,659,453 at December 31, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     Net Loss. We incurred net losses from operations of approximately $5.5 million, $52.4 million, and $28.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. After preferred dividends, the loss applicable to common shares was approximately $5.6 million, $52.6 million and $30.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth
of our administrative expenses.   In addition, a portion of the recognized net
losses in 2000 resulted from the $7,701,362 impairment of mineral interests recognized against the TAKT joint venture and the default judgment entered against us on March 16, 2000.

     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2001 we recognized a loss of $402,227 because of currency transactions. In 2000, the loss was $263,523. In 1999, we had a gain of $170,315 as a result of currency transactions. We had a cumulative foreign currency translation adjustment of $1,309,610 as of December 31, 2001. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.


                              Capital and Liquidity
                              ---------------------

     We had an accumulated deficit of 134,659,453 as of December 31, 2001, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2001, we had total current assets of approximately $3,093,810 and total current liabilities of approximately $12,515,006 resulting in negative working capital of approximately$9,421,196. As of December 31, 2001, our balance sheet reflected approximately $6.2 million in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.


     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities provided (used) net cash of approximately ($1.2) million, $5.7 million, and $6.5 million during the years ended December 31, 2001, 2000 and 1999, respectively. This net cash has been used principally to fund net operating losses of approximately $5.5 million, $52 million and $29 million during the years ended December 31, 2001, 2000 and December 31, 1999, respectively. Our operating activities provided $0.6 million of net cash during the year ended December 31, 2001, and used net cash of approximately $3.8 million and $8.3 million during the years ended December 31, 2000 and 1999, respectively. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $3.7 million, $(7.3) million, and ($8.9) million provided by (used) in investing activities for the years ended December 31, 2001, 2000 and 1999, respectively, of which approximately $0.1 million, $8.5 million and $7.0 million, respectively, was used in acquiring mineral interests.

     While we had cash on hand of as of December 31, 2001, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

     If we are unable to establish production or reserves sufficient to justify the carrying value of our assets or to obtain the necessary funding to meet our short and long-term obligations or to fund our exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.



                                    Inflation
                                    ---------

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

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


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The consolidated financial statements of the Company and its subsidiaries, together with note and supplementary data related thereto, are set forth following pages F-1 of this Report.


Item  9.   Changes  in  and  Disagreements with Accountants  on  Accounting  and
            Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

 Certain Information Regarding Executive Officers, Directors and Control Persons
 -------------------------------------------------------------------------------

     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2001, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.



            Name            Age    Positions with         Term of Office
                                    the Company
  ----------------------    ---    --------------      --------------------

  Dr. Gregory P. Fontana    42     Director            January 1996 - Present

  Andrew Andraczke          59     Chief Operating     March 2002 - Present
                                    Officer

  Wolfgang Rauball          56     Director, President November 2000 - Present
                                    and Chief Executive

  Vojtech Agyagos           57     Director            May 2001 - Present


Biographical Information
------------------------

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officers:

     Dr. Gregory P. Fontana. Dr. Fontana has been a director of EuroGas since May 2001. He is an attending cardio thoracic surgeon at Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California, followed by ten years of postgraduate training at Duke University, Harvard University and UCLA. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine. Dr. Fontana has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and papers. Dr. Fontana is also a consultant to Edwards Life Science and Venpro Inc. and a member of the Scientific Advisory Board for Genzyme Biosurgery and BioHeart, Inc.

     Andrew K. Andraczke. Mr. Andraczke was appointed a director of the Company in March 2000 and Chief Executive Officer in November 2000. Mr. Andraczke resigned from these potions in July 2001. Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and Ph.D. degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987. Mr. Andraczke was appointed Chief Operating Officer in March 2002.

     Wolfgang Rauball Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas Austria GesmbH and Globegas BV. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.

     Vojtech Agyagos. Mr. Agyagos was appointed director of the Company in May 2001 as the nominee of Belmont. Vojtech Agyagos has served as the President and a director of Belmont since December 1996, and is also a Managing Director of Rozmin s.r.o. Mr. Agyagos has been self-employed as a consultant and manager to companies involved in the acquisition and development of resource properties since July 1991. From 1982 to 1985 and from 1985 to 1991 he served as the President and a Director of Inter-Globe Resources and Stanholm Resources respectively. From May 1993 to January 1995, Mr. Agyagos served as President and a director of Stina Resources Ltd.


        Compliance With Section 16 of the Securities Exchange Act of 1934
        -----------------------------------------------------------------

     Section 16(a) of the Exchange Act requires our officers, directors and certain shareholders to file reports concerning their ownership of our common stock with the SEC and to furnish to us copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to
Section 16(a) of the Exchange Act were filed with the SEC on a timely basis.
Item 11.  Executive Compensation
     The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2001, and other persons serving as executive officers of EuroGas as of December 31, 2001, whose total cash compensation for the 2001 fiscal year exceeded $100,000 (collectively, the "Named Officers").
                           Summary Compensation Table
     The following table sets forth, for our three most recent fiscal years, the


                                                                            Long-Term Compensation

                                                                      -----------------------------
                                     Annual Compensation                     Awards         Payouts
                        -------------------------------------------   --------------------- -------
                                                          Other                  Securities
     Name and                                             Annual      Restricted Underlying               All Other
Principal Position      Year     Salary ($)   Bonus ($)   Compensa-   Stock       Options/  LTIP          Compensa-
                                                           tion ($)   Awards ($)  SARs(#)   Payouts ($)     tion ($)

------------------      ----     ----------   ---------   ---------   ---------   --------  ----------    ---------

Andrew Andraczke        2001     $240,000        Nil        Nil                          -
 President, CEO (1)     2000     $322,900        Nil        Nil                    150,000

Wolfgang Rauball
 President, CEO (2)     2001     $120,000        Nil        Nil                          -
                        2000     $120,000                                           50,000


     (1) Mr. Andraczke commenced serving as a director of EuroGas in March 2000 and Chief Executive Officer ("CEO") in November 2000. He resigned from the Company in July 2001.

     (2) Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.

Option Grants in Last Fiscal Year
---------------------------------

     No options were granted to the Named Officers during 2001.



Executive Employment and Consulting Arrangements
------------------------------------------------

     No employee of EuroGas is employed pursuant to a written agreement.

     We have relied heavily on consultants to identify potential projects, to negotiate the terms of acquisitions, to develop relationships with governmental regulators and industry partners, and to complete business and financing transactions. As a result of services in these areas, we paid $120,000 in 2001, $150,000 in 2000, $200,000 in 1999, and $600,000 in 1998 (including payments in arrears related to services for previous years) to Wolfgang Rauball, the brother of Reinhard Rauball, our former Chairman of the Board. Wolfgang Rauball now serves as the CEO and President of the Company and asits interim CFO. We also paid $240,000 in 2001, $322,900 in 2000, $320,000 in 1999, and $240,000 in 1998
(including payments in arrears related to services for previous years) to Andrew
K. Andraczke, a key employee in Poland and our former director, President and CEO. If we do not continue to make significant acquisitions, and as we develop revenues, we anticipate relying more on the services of employees and amounts paid to consultants will decrease.


Compensation of Directors
-------------------------

     We compensate our outside directors for their services with a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings.
We do not separately compensate our board members who are also our employees for their service on the board.



Compensation Committee Interlocks and Insider Participation in Compensation Decisions
----------------------------------------------------------------------------

     As of December 31, 2001, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2001, included:

        * Gregory Fontana, who is not an employee of the Company;

        * Wolfgang Rauball, who since July 2001 has served as President and CEO andinterim CFO of EuroGas, and who also serves as Managing Director of EuroGas Austria GesmbH since 1998 and as Managing Director of GlobeGas B.V. Amsterdam since 1996; and

        * Vojtech Agyagos who has served as a Director since May 2001.


Compensation Committee Report
-----------------------------

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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2001 fiscal year.

     General. Management compensation is overseen by the Board of Directors (the "Board"). In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer and Mr. Heinz have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2001.

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


     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual's contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 1999, 2000 and 2001, the Board did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board's desire to preserve capital for future growth and development.

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

     Chief Executive Compensation. Mr. Andraczke had a salary of $240,000 per year as President and CEO. He resigned during 2001. Mr. Rauball's salary is $
60.000 per year in the form of Director's Fees received from EuroGas GmbH Austria.. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2000 and 2001 fiscal years.

     Use of Consultants. We anticipate continuing to rely on executive management and outside consultants in connection with the acquisition of additional projects and the initial development of existing projects. However, we anticipate that, if able to establish ongoing revenues from production, we will retain management personnel as employees of EuroGas and compensate them on a salary basis, based on comparable compensation packages offered by employers within our general industry and geographical area.

Respectfully submitted,

Gregory Fontana
Wolfgang Rauball
Vojtech Agyagos


                                Performance Graph
                                -----------------

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 1996 (the date the common stock was first quoted in the over-the-counter market) and ending December 31, 2001, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

     The performance graph assumes that $100 was invested at the market close on December 31, 1996 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

 [Graph]

                                        26
 Total Return Analysis

                12/31/96 12/31/97 12/31/98 12/31/99 12/31/00 12/31/01
                -------- -------- -------- -------- -------- --------

 EuroGas        $100.00  $385.71  $ 89.29  $ 29.46  $ 14.29  $ 12.28
 Dow Jones US
 Oil            $100.00  $ 97.41  $ 75.42  $ 77.46  $121.92  $ 92.03

 Companies
 Secondary
 Index (symbol:
 OIS)
 NASDAQ
 Composite      $100.00  $149.25  $208.40  $386.77  $234.81  $ 78.33

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of April 15, 2002 by:

        * each person or entity that is known by us to own beneficially 5% or more of The outstanding shares of our common stock;

        * each of our directors;

        * each of the Named Executive Officers; and

        * all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of March 31, 2002, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company's principal executive offices.

     The table is based upon information provided by our directors and executive officers.


                               Amount and Nature of Beneficial
                              Ownership as of April 15, 2002(1)
                      ---------------------------------------------------

  Name and            Common       Exercisable     Total
  Address of          Shares       Options &       Ownership    Percent(3)
  Beneficial          (1)          Warrants(2)
  Owner
  ---------------     ---------    -----------     ----------   ----------

  Wolfgang Rauball(4)
  CEO, Chairman &     9,671,429              0      9,671,429      6.68%
  Director


  Dr. Gregory P.
  Fontana,            Nil               250,000       250,000         *
  Director
  2269 Worthing
  Lane
  Los Angeles,
  California
  90077

  Andrew
  Andraczke,          Nil               350,000       350,000         *
  Chief Operating
  Officer
  Warsaw:str.
  Lektykarska 18
  01-687
  Warszawa,
  Poland

  Vojtech             Nil                  Nil          Nil            *
  Agyagos,
  Director
  1365 Dempsey
  Road
  North
  Vancouver, B.C.
  V7K 1S7

  All officers
  and directors       9,671,429         600,000    10,271,429        7.09%
  as a group (4
  persons)

* Less than one percent.
     _________________________

     (1) Unless otherwise indicated, to our best knowledge, all stock is owned beneficially and of record by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

     (2) Represents options or warrants exercisable within 60 days of April 15, 2002, held by the individual or entity.

     (3) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and
          (b) 144,796,460, which is the number of shares of our common stock issued and outstanding as of December 31, 2001.

     (4) Includes shares in which Mr. Rauball disclaims beneficial ownership and which he temporarily holds as a nominee for other persons.


Item 13.  Certain Relationships and Related Transactions

Wolfgang Rauball

  Mr. Rauball currently serves as our CEO, President and interim CFO and is a director and a significant shareholder of the Company. Over the past three years, we have entered into several transactions with Mr. Rauball or with entities controlled by him, as outlined in this Item 13.



        * In 2000, we issued four convertible debentures in the aggregate face amount of $3,000,000 in exchange for $3,000,000 in cash to Mr. Rauball and some of his affiliates. As of April 15, 2000, Mr. Rauball and his affiliates had converted all $3,000,000 in principal amount of convertible debentures in exchange for 8,571,429 shares of common stock and 17,142,858 warrants to purchase common stock.


        $ [Others? What about Oxbridge and other related parties?] Oxbridge is not an affiliate. There are no other related parties anymore.



                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  Documents Filed

     1. Financial Statements. The following Consolidated Financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

          A. Report of Hansen, Barnett & Maxwell, independent certified public accountants, for the years ended December 31, 2001, 2000, and 1999

          B.   Consolidated Balance Sheets at December 31, 2001 and 2000

          C. Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

          D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001

          E. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

          F.   Notes to Consolidated Financial Statements

     2.   Exhibits.


Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------

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
                                              Exhibit    No.
                                              2.03*

 3.1     Articles of Incorporation            Registration
                                              Statement
                                              on  Form S-18,
                                              File
                                              No. 33-1381-D
                                              Exhibit No. 1*

 3.2     Amended Bylaws                       Annual  Report
                                              on
                                              Form 10-K  for
                                              the
                                              fiscal    year
                                              ended
                                              September  30,
                                              1990,
                                              Exhibit No. 1*


Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------


 3.3     Designation       of       Rights,   Quarterly
         Privileges, and Preferences          Report on
         of 1995 Series Preferred Stock       Form    10-QSB
                                              dated
                                              March      31,
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
                                              1995,
                                              Exhibit    No.
                                              10*

 4.7     Registration  Rights Agreement  by   Annual  Report
         and among                            on
         EuroGas,  Inc., and  Kukui,  Inc.,   Form    10-KSB
         and the Trustees of                  for the
         the   Estate  of  Bernice   Pauahi   fiscal    year
         Bishop                               ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              11*


Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------


 4.8     Option      issued     to      OMV   Annual  Report
         Aktiengesellschaft to acquire up     on
         to  2,000,000 shares of restricted   Form    10-KSB
         common stock                         for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1996,
                                              Exhibit    No.
                                              13*

 4.9     Form   of   Convertible  Debenture   Quarterly
         issued on January 12, 2000.          report on Form
                                              10-Q     dated
                                              March      31,
                                              2000.

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
                                              1995,
                                              Exhibit    No.
                                              19*

 10.9    Agreement     between    Moravske'   Annual  Report
         Naftove' Doly a.s.                   on
         and      Danube      International   Form    10-KSB
         Petroleum Company                    for the
                                              fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              20*


Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------


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

10.21    Mining  Usufruct Contract  between   Quarterly
         The Minister of                      Report on
         Environmental Protection,  Natural   Form      10-Q
         Resources and                        dated
         Forestry   of   the  Republic   of   September  30,
         Poland and Pol-Tex                   1997
         Methane, dated October 3, 1997       Exhibit No. 1*



Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------

10.22    Agreement between Polish  Oil  and   Quarterly
         Gas Mining Joint                     Report on
         Stock  Company and EuroGas,  Inc.,   Form      10-Q
         dated                                dated
         October 23, 1997                     September  30,
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
                                              1999

10.30    Executive Employment Agreement       Registration
         dated April 20, 1999 between the     Statement   on
         Company and Karl Arleth              Form S-1, File
                                              No. 333-92009,
                                              filed       on
10.31                                         December    2,
         Settlement Agreement dated June      1999
         16, 2000, between the Company and
         FCOC                                 Form 10-K  for
                                              year     ended
                                              December   31,
                                              2000


         Securities Purchase Agreement        Form 10-K for
10.32    dated October 2, 2000, between       year ended
         the Company and Arkledun Drive       December 31,
         LLC                                  2000

10.33    Registration   Rights    Agreement   Form 10-K  for
         dated  October  2,  2000,  between   year     ended
         the  Company  and  Arkledun  Drive   December   31,
         LLC                                  2000

10.34    Settlement     Agreement     dated   Form 10-K  for
         November  14,  2000,  between  the   year     ended
         Company and Arkledun Drive LLC       December   31,
                                              2000


Exhibit              Title of Document            Location
Number
-------- ----------------------------------   -----------------

10.35    Consulting     Agreement     dated   Form 10-K  for
         September  18, 2000,  between  the   year     ended
         Company  and  Spinneret  Financial   December   31,
         Systems, Ltd.                        2000

10.36    Securities   Purchase    Agreement   Form 10-K  for
         dated  March 27, 2001 between  the   year     ended
         Company   and  Belmont   Resources   December   31,
         Inc.                                 2000

10.37 Agreement dated April 9, 2001 Form 10-K for between the Company and Belmont year ended
         Resources Inc.                       December   31,
                                              2000
10.38    Warrant  Agreement dated September   Form 10-K  for
         8, 2000 with Oxbridge Limited        year     ended
                                              December   31,
                                              2000
10.39 Warrant Agreement dated September Form 10-K for 8, 2000 with Rockwell year ended
         International Ltd.                   December   31,
                                              2000
10.40 Warrant Agreement dated September Form 10-K for 8, 2000 with Conquest Financial year ended
         Corporation                          December   31,
                                              2000
10.41 Termination and Transfer Form 10-K for Agreement dated June 23, 2000 year ended between the Company and Belmont December 31,
         Resources, Inc.                      2000

10.42    Loan  Agreement  dated  March   3,   Form 10-K  for
         1999  between the Company and  Pan   year     ended
         Asia Mining Corp.                    December   31,
                                              2000
10.43 Agreement dated July 14, 2000 Form 10-K for between the Company and Oxbridge year ended
         Limited                              December   31,
                                              2000
10.44    Amended  Agreement dated July  25,   Form 10-K  for
         2000  between  the  Company,   Pan   year     ended
         Asia  Mining  Corp., and  Oxbridge   December   31,
         Limited                              2000

10.45    Settlement     Agreement     dated   Form 10-K  for
         November  20,  2000  between   the   year     ended
         Company    and    Beaver     River   December   31,
         Resources, Ltd.                      2000

 21.1    Subsidiaries                         Annual  Report
                                              on
                                              Form    10-KSB
                                              for the
                                              Fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              24*
------------------------------------------------------------

*    Incorporated by reference

     (b)   Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2001, we did not file any reports on Form 8K.

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

                                   EUROGAS, INC.
                                   (Registrant)


                                   By: /s/ Wolfgang Rauball
                                   ------------------------------------
                                   Wolfgang Rauball
                                    President, Chief Executive Officer  and
                                    Interim CFO
                                    (Principal Accounting and Financial
                                     Officer)

DATE:   April 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title                       Date
-------------------                       ----


/s/ Wolfgang Rauball                      April 15, 2002
--------------------------------
Wolfgang Rauball, Director



/s/ Gregory P. Fontana                    April 15, 2002
--------------------------------
Dr. Gregory P. Fontana, Director




/s/ Vojtech Agyagos                       April 15, 2002
--------------------------------
Vojtech Agyagos, Director




                 EUROGAS, INC. AND SUBSIDIARIES


                       TABLE OF CONTENTS


                                                                   Page

     Report of Independent Certified Public Accountants             F-2

     Consolidated Balance Sheets as of December 31, 2001
      and 2000                                                      F-3

     Consolidated Statements of Operations for the Years
      Ended December 31, 2001, 2000 and 1999                        F-4

     Consolidated Statements of Stockholders' Equity for
      the Years Ended December 31, 1999, 2000 and 2001              F-5

     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 2001, 2000 and 1999                        F-8

     Notes to Consolidated Financial Statements                     F-10

     Supplemental Information Regarding Oil and Gas
      Producing Activities (unaudited)                              F-34



HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                      (801) 532-2200
Member of AICPA Division of Firms                   Fax (801) 532-7944
      Member of SECPS                           5 Triad Center, Suite 750
  An Independent Member of                      Salt Lake City, Utah 84180
 Baker Tilly International




       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc. and Subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroGas, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities. At December 31, 2001, the Company has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 11, 2002

                         EUROGAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                           December 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
                                        ASSETS

Current Assets
  Cash                                              $    257,831  $     57,745
  Investment in securities available-for-sale            782,908       137,948
  Investment in fixed-maturity securities              1,445,501             -
  Trade accounts receivables, no allowance provided            -     2,715,089
  Value added tax receivables                             23,656       111,033
  Other receivables                                      562,864       139,025
  Other current assets                                    21,050       228,420
                                                    ------------  ------------
    Total Current Assets                               3,093,810     3,389,260
                                                    ------------  ------------

Drilling Advances                                              -       321,240
                                                    ------------  ------------

Property and Equipment - full cost method
  Talc mineral properties and mining equipment         6,300,993     2,216,308
  Oil and gas properties subject to amortization               -    16,499,982
  Oil and gas properties not subject to
   amortization                                        6,186,606     9,461,039
  Furniture and office equipment                         353,142     1,006,517
                                                    ------------  ------------

    Total Property and Equipment                      12,840,741    29,183,846

  Less: accumulated depletion, depreciation
   and amortization                                     (183,278)   (3,979,057)
                                                    ------------  ------------

  Total Property and Equipment                        12,657,463    25,204,789
                                                    ------------  ------------

  Investments, at cost                                   358,857       877,014

Other Assets                                                   -       544,703
                                                    ------------  ------------

Total Assets                                        $ 16,110,130  $ 30,337,006
                                                    ============  ============



                         LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
  Accounts payable                                  $          -  $  7,481,288
  Accrued liabilities                                  4,525,467     3,064,699
  Accrued liabilities payable to related parties         416,858             -
  Accrued settlement obligations                       6,345,766     6,619,691
  Accrued income taxes                                   802,621       646,993
  Notes payable                                           35,718     3,234,011
  Notes payable to related parties                       388,576     1,850,389
                                                    ------------  ------------

    Total Current Liabilities                         12,515,006    22,897,071
                                                    ------------  ------------

Deferred Income Tax Liability                                  -     2,442,081
                                                    ------------  ------------

Minority Interest                                              -     3,787,343
                                                    ------------  ------------

Stockholders' Equity
  Preferred stock, $.001 par value; 3,661,968
   shares authorized; 2,392,228 shares
   outstanding; liquidation preference:
   $980,469                                              350,479       350,479
  Common stock, $.001 par value; 325,000,000
   shares authorized; 144,796,460 shares and
   126,996,460 shares issued, respectively               144,797       126,997
  Additional paid-in capital                         139,314,283   133,447,684
  Accumulated deficit                               (134,659,453) (129,048,600)
  Accumulated other comprehensive loss                (1,336,314)   (3,666,049)
  Treasury stock, at cost; 725,327 and 518,328
   shares, respectively                                 (218,668)            -
                                                    ------------  ------------

    Total Stockholders' Equity                         3,595,124     1,210,511
                                                    ------------  ------------


Total Liabilities and Stockholders' Equity          $ 16,110,130  $ 30,337,006
                                                    ============  ============


   The accompanying notes are an integral part of these consolidated financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                            For the Years Ended December 31,
                                        ----------------------------------------
                                            2001          2000         1999
                                        ------------  ------------  ------------

Oil and Gas Sales                       $     88,937  $  6,395,037  $  4,973,508

Costs and Operating expenses
 Oil and gas production                            -     1,521,471     1,330,526
 Impairment of mineral interests             794,444    26,783,790     7,217,426
 Depreciation, depletion, and
  amortization                                25,511     2,023,425     1,810,176
 Litigation settlement expense             1,690,947     7,200,205    12,527,000
 General and administrative                1,675,746     8,801,706     8,485,939
                                        ------------  ------------  ------------
  Total Costs and Operating Expenses       4,186,648    46,330,597    31,371,067
                                        ------------  ------------  ------------

Loss from Operations                      (4,097,711)  (39,935,560)  (26,397,559)


Net loss on sale of investments           (1,409,729)   (2,029,916)   (1,682,045)
Equity income                                341,843             -             -
Interest income                               59,961        89,698       179,538
Interest expense                            (240,115)   (8,122,205)     (567,195)
Foreign exchange net gains (losses)         (402,227)     (263,523)      170,315
Gain on sale of equipment                    272,324       455,938       103,878
Minority interest in income of
 subsidiary                                        -      (103,022)     (753,599)
                                        ------------  ------------  ------------

Loss Before Provision for Income Taxes    (5,475,654)  (49,908,590)  (28,946,667)

Provision for Income Taxes                         -     2,528,279             -
                                        ------------  ------------  ------------

Net Loss                                  (5,475,654)  (52,436,869)  (28,946,667)

Preferred Dividends                          135,199       139,932     1,442,345
                                        ------------  ------------  ------------

Loss Applicable to Common Shares        $ (5,610,853) $(52,576,801) $(30,389,012)
                                        ============  ============  ============

Basic and Diluted Loss Per Common Share $      (0.04) $      (0.50) $      (0.36)
                                        ============  ============  ============

Weighted-Average Number of Common
Shares Used In Per Share Calculations    134,732,687   106,145,361    83,368,053
                                        ============  ============  ============




   The accompanying notes are an integral part of these consolidated financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                            Accumulated
                                                                                                Other
                          Preferred Stock         Common Stock       Additional             Comprehensive                Total
                       ----------------------  --------------------  Paid-in     Accumulated    Income     Treasury  Stockholders'
                        Shares      Amount      Shares      Amount   Capital       Deficit      (Loss)       Stock       Equity
                       ----------  ----------  ----------  -------- -----------  ------------  ----------  ----------  -----------
Balance - December
 31, 1998               2,393,728  $1,733,027  76,254,630  $ 76,255 $92,833,328  $(46,082,787) $ (836,944) $        -  $47,722,879
                                                                                                                       -----------
Net loss                        -          -            -        -            -   (28,946,667)          -           -  (28,946,667)
Net change in unrealized
 losses on securities
 available for sale             -          -            -        -            -             -  (2,360,980)          -   (2,360,980)
Reclassification adjustment
 for realized losses on
 securities included in
 net loss                       -          -            -        -            -             -   1,671,393           -    1,671,393
Translation adjustments         -          -            -        -            -             -  (2,339,410)          -   (2,339,410)
                                                                                                                       -----------
Comprehensive loss                                                                                                     (31,975,664)
                                                                                                                       -----------
Dividends on preferred
 shares                         -          -            -        -            -    (1,442,345)          -           -   (1,442,345)
Issuance of 1998 Series
 preferred stock, net
 of $487,500 issuance
 costs                      6,500  6,012,500            -        -            -             -           -           -    6,012,500
1998 Series preferred
 shares beneficial
 conversion feature             -          -            -        -      901,875             -           -           -      901,875
Conversion of 1998
 Series preferred
 stock and accrued
 dividends                 (8,000)(7,395,048)  10,576,208    10,576   7,423,973             -           -           -       39,501
Issuance of Series C
 preferred stock, net
 of $148,530 issuance
 costs                      1,800  1,651,470            -         -           -             -           -           -    1,651,470
Series C preferred
 shares beneficial
 conversion feature             -          -            -         -     360,000             -           -           -      360,000
Compensation related
 to grant of stock
 options                        -          -            -         -     487,553             -           -           -      487,553
Issuance as payment
 of interest                    -          -        5,000         5      25,445             -           -           -       25,450
                       ----------  ----------  ----------  -------- -----------  ------------  ----------  ----------  -----------
Balance - December
 31, 1999               2,394,028   2,001,949  86,835,838    86,836 102,032,174   (76,471,799) (3,865,941)          -   23,783,219
                                                                                                                       -----------
Net loss                        -           -           -         -           -   (52,436,869)          -           -  (52,436,869)
Net change in
 unrealized losses on
 securities available
 for sale                       -           -           -         -           -             -    (179,136)          -     (179,136)
Reclassification
 adjustment on
 unrealized loss on
 securities-
 available-for-sale             -           -           -         -           -             -   1,248,073           -    1,248,073
Translation adjustments         -           -           -         -           -             -    (869,045)          -     (869,045)
                                                                                                                       -----------
Comprehensive loss                                                                                                     (52,236,977)
                                                                                                                       -----------
Dividends on preferred
 shares                         -           -           -         -           -      (139,932)          -           -     (139,932)
Conversion of Series C
 preferred stock and
 accrued dividends         (1,800) (1,651,470)  5,329,713     5,330   1,667,739             -           -           -       21,599
Issuance for cash,
 net of $169,500
 offering costs                 -           -   9,400,000     9,400   2,195,600             -           -           -    2,205,000
Issuance of common
 shares and
 3,000,000 options
 under settlement
 agreement with FCDC            -           -   3,700,000     3,700  11,609,300             -           -           -   11,613,000
Issuance for settlement
 agreements                     -           -   1,842,983     1,843   1,031,671             -           -           -    1,033,514
Issuance for assumption
 of lending commitment          -           -     500,000       500     364,500             -           -           -      365,000
Repricing of warrants           -           -           -         -   1,246,718             -           -           -    1,246,718
Warrants and beneficial
 conversion feature
 issued with notes
 payable, net of
 $360,212 offering
 costs                          -           -           -         -   2,669,567             -           -           -    2,669,567
Warrants issued in
 connection with
 default on notes
 payable                        -           -           -         -   2,639,038             -           -           -    2,639,038
Beneficial conversion
 feature of notes
 payable                        -           -           -         -     918,000             -           -           -      918,000
Conversion of
 $1,173,896 of notes
 payable to related
 parties and $502,871
 of accrued interest            -           -   3,891,954     3,892   1,672,875             -           -           -    1,676,767
Conversion of notes
 payable                        -           -  14,331,540    14,331   5,001,705             -           -           -    5,016,036
Issuance for services           -           -   1,164,432     1,165     398,797             -           -           -      399,962
                       ----------  ----------  ----------  -------- -----------  ------------  ----------  ----------  -----------

Balance -
December 31, 2000       2,392,228     350,479 126,996,460   126,997 133,447,684  (129,048,600) (3,666,049)          -    1,210,511
                                                                                                                       -----------

Net loss                        -           -           -         -           -    (5,475,654)          -           -   (5,475,654)
Net change in
 unrealized losses on
 securities available
 for sale                       -           -           -         -           -             -     (26,620)          -      (26,620)
Translation
 adjustments                    -           -           -         -           -             -   2,356,355           -    2,356,355
                                                                                                                       -----------
Comprehensive loss                                                                                                      (3,145,919)
                                                                                                                       -----------
Dividends on preferred
 shares                         -           -           -         -           -      (135,199)          -           -     (135,199)
Modification warrants           -           -           -         -     143,560             -           -           -      143,560
Issued for cash                 -           -     100,000       100      44,210             -           -           -       44,310
Issuance for services           -           -     100,000       100      48,300             -           -           -       48,400
Issuance for additional
 interest in Rozmin
 s.r.o.                         -           -  12,000,000    12,000   3,588,000             -           -           -    3,600,000
Issuance of shares and
 5,200,000 warrants
 as settlement expense          -           -   3,800,000     3,800   1,861,072             -           -           -    1,864,872
Purchase of treasury
 stock                          -           -           -         -           -             -           -    (218,668)    (218,668)
Cancellation of shares
 in settlement                  -           -  (1,200,000)   (1,200)   (358,800)            -           -           -     (360,000)
Issuance of shares as
 contract penalty               -           -   3,000,000     3,000     447,000             -           -           -      450,000
Sale of treasury stock          -           -           -         -      93,257             -           -           -       93,257
                       ----------  ---------- -----------  -------- -----------  ------------  ----------  ----------  -----------

Balance -
 December 31, 2001      2,392,228  $  350,479 144,796,460  $144,797 $139,314,283 $(134,659,453)$(1,336,314)$ (218,668) $ 3,595,124
                       ==========  ========== ===========  ======== ============ ============= =========== ==========  ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                      EUROGAS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     For the Years Ended December 31,
                                                  ----------------------------------------
                                                       2001          2000          1999
                                                  ------------  ------------  ------------
Cash Flows From Operating Activities
  Net loss                                        $ (5,475,654) $(52,436,869) $(28,946,667)
  Adjustments to reconcile net loss
   to cash provided by operating activities:
    Depreciation, depletion and amortization            25,511     2,023,425     1,810,176
    Impairment of mineral interests and
     equipment                                         794,444    26,783,790     7,217,426
    Equity income                                     (341,842)            -             -
    Minority interest in income of
     subsidiary                                              -       103,022       753,599
    Bad debt allowance provided against
     note receivable                                         -       500,000             -
    Interest expense related to grant or
     repricing of warrants and beneficial
     conversion features                                     -     7,473,323             -
    Interest paid by issuance of common
     shares                                                  -       272,490        25,450
    Amortization of discount on notes
     payable                                                 -        12,983        39,074
    Expenses paid by issuance of notes
     payable to shareholder                            110,000       986,376             -
    Common shares issued for services                   48,400       399,962             -
    Shares issued for relief of funding
     obligation                                              -       365,000             -
    Compensation paid by reduction of
     note receivable                                         -             -       200,000
    Compensation from stock options                                        -       487,553
    Net gain on sale of subsidiaries                  (219,997)            -             -
    Loss on sale and impairment of
     securities                                        109,480     2,029,916     1,671,393
    Exchange (gain) loss                               402,227       263,523      (170,315)
    Changes in assets and liabilities,
     net of acquisitions:
       Trade receivables                                          (1,204,539)      (68,235)
       Other receivables                              (336,462)      (67,505)     (238,945)
       Other current assets                                  -        92,657      (125,475)
       Accounts payable                                     -      4,489,571       669,777
       Accrued liabilities                            (171,858)      486,080       346,193
       Deferred income taxes                                 -     2,442,081             -
       Accrued settlement obligations                1,675,747     6,104,205    12,527,000
       Other                                                        (544,703)            -
                                                  ------------  ------------  ------------
         Net Cash Provided by (Used in)
     Operating Activities                           (3,380,004)      574,788    (3,801,996)
                                                  ------------  ------------  ------------

Cash Flows From Investing Activities
  Proceeds from sale of Big Horn, net
   of cash disposed                                  3,447,521             -             -
  Purchases of mineral interests, property
   and equipment                                      (391,714)   (8,524,839)   (7,004,275)
  Drilling advances                                          -      (324,142)            -
  Proceeds from sale of interest in gas
    property and equipment                             326,582     2,773,959       207,509
  Acquisition of subsidiaries, net of
   cash acquired                                             -             -             -
  Net change in deposits and long-term
   prepayments                                               -             -       408,391
  Investment in securities available-
   for-sale                                                  -             -    (1,656,434)
  Proceeds from sale of securities
   available-for-sale                                  299,489             -        66,858
  Expenditure for other investments                          -    (1,200,000)     (358,857)
  Payments for notes receivable                              -             -      (600,000)
                                                  ------------  ------------  ------------

    Net Cash Used In Investing Activities            3,681,878    (7,275,022)   (8,936,808)
                                                  ------------  ------------  ------------

Cash Flows From Financing Activities
  Proceeds from issuance of common shares,
    net of offering costs                               44,310     2,400,000             -
  Proceeds from issuance of notes payable
    to related parties                                       -     3,327,892        57,506
  Proceeds from issuance of notes payable                    -        67,363             -
  Principal payments on notes payable to
   related parties                                           -       (65,974)     (218,355)
  Principal payments on notes payable                        -             -      (981,611)
  Proceeds from issuance of preferred
   shares, net of offering costs                             -             -     7,663,970
  Proceeds from sale of treasury stock                  93,257             -             -
  Acquisition of treaury stock                        (218,668)            -             -
                                                  ------------  ------------  ------------

    Net Cash Provided by (used in)
     Financing Activities                              (81,101)    5,729,281     6,521,510
                                                  ------------  ------------  ------------

Effect of Exchange Rate Changes on Cash                (20,687)      (18,443)     (225,510)
                                                  ------------  ------------  ------------

Net Decrease in Cash                                   200,086      (989,396)   (6,442,369)

Cash at Beginning of Year                               57,745     1,047,141     7,489,510
                                                  ------------  ------------  ------------

Cash at End of Year                               $    257,831  $     57,745  $  1,047,141
                                                  ============  ============  ============



   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-5





                      EUROGAS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)




                                                     For the Years Ended December 31,
                                                  ----------------------------------------
                                                      2001          2000          1999
                                                  ------------  ------------  ------------


Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                          $          -  $    146,222  $    376,700

Supplemental Schedule of Noncash Investing and
 Financing Activities
  Common shares and stock options issued
   to acquire property                            $  3,843,560  $          -  $          -
  Common shares issued upon conversion
   of notes payable and accrued interest                     -     6,415,816        25,450
  Common shares issued as payment of
   preferred dividends                                       -        21,599        39,502
  Common shares and warrants issued in
   satisfaction of accrued settlement
   obligations                                               -    12,451,514             -
  Beneficial conversion feature granted
   in connection with preferred shares                       -             -     1,261,875
  Note receivable in satisfaction of
   note payable                                              -             -       600,000

 Common Stock issued in payment of
  accrued settlement obligation			     1,864,872             -             -

 Cash received from sale of subsidiaries:
   Assets sold                                    $ 18,356,857  $          -   $         -
   Less liabilites relieved                        (14,909,336)            -             -
                                                  ------------  ------------  ------------
   Cash Proceeds                                  $  3,447,521  $          -  $          -
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

                                       F-6






                 EUROGAS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company") are engaged primarily in the evaluation, acquisition, exploration and disposition of mineral interests, and rights to exploit oil, natural gas, coal bed methane gas, talc, and other minerals. EuroGas is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. During 1998, EuroGas acquired a controlling interest in Big Horn Resources Ltd., an exploration and production company operating in Western Canada. During 2001, EuroGas sold that interest. EuroGas' primary mineral property interests are an interest in a joint venture to reclaim a natural gas field in Western Canada, exploration properties in Poland, unproved oil and gas concessions in Slovakia, and an interest in a talc mineral deposit in Slovakia. Other interests in properties acquired prior to 2000 have either been impaired or abandoned.

Business Condition - EuroGas has accumulated a deficit of $134,595,227 through December 31, 2001. EuroGas has had very limited revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company had a working capital deficiency of $9,324,230. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of oil and gas properties not subject to amortization is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through borrowing and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. From January 1, 2001 through May 29, 2001, the investment in Big Horn Resources Ltd. was accounted for by the equity method of accounting, based upon the weighted-average ownership percentage that was held by EuroGas during that period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The critical accounting policies that require management's most significant estimates and judgments include the assessment of recoverability of property and equipment. The actual results experienced by the Company may differ materially from management's estimates.

Mineral Interests in Oil and Gas Properties - The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized on a country-by-country basis. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Proceeds from disposal of properties are applied as a reduction of cost without recognition of a gain or loss except where such disposal would result in a major change in the depletion rate. Capitalized costs are categorized either as being subject to amortization or not subject to amortization. The costs of properties not subject to amortization are assessed periodically and any resulting provision for impairment required is charged to operations. The assessment for impairment is based upon estimated fair value of the properties. Fair value is determined based upon estimated future discounted net cash flows.


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

Talc Mineral Properties and Mining Equipment - Costs incurred to acquire and develop talc mineral properties and to acquire related mining equipment are capitalized. Once production begins, depreciation and depletion of total estimated cost and estimated restoration costs will be computed using the units-of-production method based on estimated minerals likely to be recovered.

Furniture and Office Equipment - Furniture and office equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred and major improvements are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of the equipment of three to five years. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for each of the three years in the period ended December 31, 2001, was $25,511, $117,875, and $238,658,
respectively.

Political Risk - EuroGas has mineral interest property and interests in Eastern Europe, which are subject to political instability, changes in governments, unilateral renegotiation of concessions and contracts, nationalization, foreign exchange restrictions, or other uncertainties.

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

Loss Per Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares the weighted-average common shares outstanding was not increased from 18,439,594, 49,876,792, and 19,079,713 potentially issuable common shares at December 31, 2001, 2000, and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

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

Stock-Based Compensation - EuroGas accounts for stock options granted to employees based on the intrinsic value of the options on the date granted and has accounted for options granted to consultants and other non-employees based on the fair value.

Long-Lived Assets -In the event that facts and circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the excess of cost over an estimate of future discounted cash flows.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations be accounted for by the purchase method of accounting after June 2001. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. The Company does not believe these new accounting standards will have any significant effect on its financial condition or results of operations in the future.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation long-lived assets. The Company has adopted SFAS No. 143 with no material effect on its financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement also supersedes Accounting Principles Board Opinion (APB) No. 30, provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after December 2001 and will not have a material effect on the Company's financial condition or results of operations.

NOTE 2 - SALE OF INVESTMENTS IN SUBSIDIARIES

Big Horn Resources Ltd. - Through December 31, 2000, EuroGas owned 14,100,000 common shares, or 50.1%, of Big Horn Resources Ltd. ("Big Horn"). From February through June 2001, EuroGas sold 4,278,233 of its Big Horn shares for $2,319,081, at an average price of $0.54 per share. In addition, on May 29, 2001, EuroGas entered into an agreement with Enterra Energy Corp. ("Enterra") whereby EuroGas sold Enterra 8,275,500 Big Horn shares in exchange for $1,198,936 paid in cash and for 6,123,870 shares of Enterra's preferred stock. Under the terms of the preferred stock designation and the agreement, Enterra agreed to redeem all of the preferred shares by May 29, 2002 at $0.56 per share. EuroGas transferred $2,279,579 of the cost of the Big Horn common stock to the Enterra preferred stock but did not recognize a gain on the exchange. EuroGas recognized a $932,248 gain from the sale of the investment in Big Horn.

As a result of the sale, EuroGas' interest in Big Horn was reduced from 50.1% to 42.5% at March 31, 2001 and to less than 5% after May 29, 2001. These decreases in ownership resulted in the investment in Big Horn being accounted for by the equity method from January 1, 2001 through May 29, 2001 and as an investment in securities available for sale thereafter. EuroGas' equity in the income from Big Horn through May 29, 2001 was $341,843.

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


NOTE 3 - SIGNIFICANT ACQUISITIONS

Falcon Energy Holding Corp. - On November 23, 2001, EuroGas entered into an agreement with Falcon Energy Holding Corp., a Delaware corporation "Falcon Holding" for the acquisition of 100% of the issued and outstanding shares of its subsidiary, Falcon Energy Overseas Inc. "Falcon", also a Delaware corporation. The November agreement was an amendment to a former agreement entered into on September 17, 2001. As the purchase price for the Falcon shares, EuroGas agreed to issue 10,000,000 common shares to Falcon Holding and to provide $10,000,000 of funding to Falcon by December 31, 2001. The agreement included a penalty provision that if the Companies did not complete the contract, EuroGas would be required to issue Falcon 3,000,000 shares of common stock. On February 12, 2002 Falcon terminated the agreement due to EuroGas not providing the required funding . As a result, the 3,000,000 penalty shares are issuable to Falcon and are included as outstanding at December 31, 2001 in accompanying financial statements. The shares were valued at $450,000 or $0.15 per share based upon the fair value of the stock on the date of the agreement. EuroGas and Falcon have continued to negotiate a suitable replacement program for future investment.

Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont") in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash and modifying the exercise price of existing stock options, as explained below. EuroGas also agreed to register the common shares issued. EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas agreed to issue additional common shares if the ten-day average NASD OTC quoted trading price of the Company's common shares was less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, if Belmont is unable to realize $1,911,700 from the resale of the original 12,000,000 common shares by March 27, 2002, EuroGas has agreed to issue additional common shares to compensate for any shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. EuroGas currently estimates that 3,830,000 additional shares may be issuable under the terms of the guarantee.


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

In connection with the acquisition, EuroGas further modified the options held by Belmont for the purchase of 2,500,000 common shares at $0.82 per share to being exercisable at $0.40 per share. The modification to the options increased their fair value on January 4, 2001, the date modified, by $143,560, which amount was included in the cost of the purchase of Roxmin s.r.o. The fair value of the options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.0%; expected dividend yield of 0%; volatility of 111% and an expected life of 1.5 years.

The purchase was recorded at $3,843,560, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options and the cash advance royalty to be paid. The issuance of additional common shares under the guarantee of the future market value of the Company's common shares will not result in additional cost when issued. EuroGas accounted for the acquisition as a purchase and allocated the purchase price to the assets acquired, primarily the interest in talc mineral properties. No goodwill was recognized in the purchase transaction. The operations of Rozmin s.r.o. have been included in the consolidated results of operations from March 27, 2001.

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in Rima Muran s.r.o. whose principal asset is a 43% investment in Rozmin s.r.o. On April 2, 2002 EuroGas exchanged its 55% interest in Rima Muran s.r.o. for the 43% investment in Rozmin s.r.o. held by Rima Muran. As part of the exchange, EuroGas paid approximately $107,500 to the former minority owners of Rima Murah to pay liabilities of Rima Muran and to compensate the former minority owners. Rima Muran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange EuroGas has a direct 43% ownership in Rozmin S.r.o. free of encumbrances, and another 57% interest in Rozmin once the afore described transaction with Belmont is complete. By virtue of its 100% ownership of Rozmin s.r.o. and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the deposit to commercial production.



NOTE 4 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - The Company's investment in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in other comprehensive income (loss). The cost of securities sold was determined by the average-cost method. The investment in securities consisted of the following at December 31, 2001 and 2000:

                                      2001          2000
                                    ----------   ----------
     Cost                           $  809,612   $  137,864
     Gross unrealized gains                  -           84
     Gross unrealized losses           (26,704)           -
                                    ----------   ----------
     Estimated fair value           $  782,908   $  137,948
                                    ==========   ==========


The Company sold available-for-sale securities for gross proceeds, gross unrealized gains and gross realized losses as shown in the following table. In addition, the Company recognized impairment losses from other-than-temporary declines in the fair value of available-for-sale securities as follows:

                                       2001          2000         1999
                                    ----------   ----------   ----------

     Gross proceeds from sales      $  299,489   $        -   $  100,557
     Gross realized gains                5,002            -            -
     Gross realized losses             (10,880)           -      (71,801)
     Impairment losses recognized     (103,602)  (1,248,073)           -

Investment in Fixed-Maturity Securities - On May 29, 2001, EuroGas exchanged Big Horn common stock for 6,123,870 shares of Enterra Energy Corp. preferred stock. Under the terms of the preferred stock designation and the agreement, Enterra agreed to redeem all of the preferred shares by May 29, 2002 at $0.56 per share. EuroGas valued the Enterra preferred stock at $2,297,579 on the date received. On March 26, 2002, the Company entered into an agreement to sell the Enterra preferred stock to Enterra for $1,445,501, of which $1,100,156 was received on March 26, 2002 and $345,345 is due in December 2002 under the terms of a promissory note. During 2001, the Company recognized a foreign currency transaction loss of $107,203 on the investment in the preferred stock and recognized an impairment loss of $744,875 as a result of the agreement.

Investment in Other Equity Securities at Cost - EuroGas paid a deposit of $300,000 towards a potential acquisition of an interest in a Russian oil and gas company owned by Teton Petroleum Company ("Teton"), and made loans to Teton in the amount of $1,000,000. During October 2000, EuroGas and Teton terminated their merger agreement. EuroGas received 2,700,000 shares of Teton common stock in consideration of its advances to Teton under the termination agreement. Since there were no regular and active market for the Teton common stock and the fair value was not readily determinable it was recorded at its historical cost of $1,300,000 as a long-term investment. During December 2000, management evaluated the investment and determined it to be impaired and recorded an impairment charge of $781,843 against the Teton stock. The investment in Teton stock was carried at $518,157 at December 31, 2000. Due to a market becoming available for the Teton stock, the investment was transferred to available-for-sale securities during 2001.

Other equity securities purchased during 1999 were recorded at cost because their resale was restricted and their fair value was not readily determinable. The investments consisted of $1,000,000 of 20% cumulative convertible preferred stock of Intergold Corporation and $600,000 in share capital of Hansageomyn GmbH, both of which are mining companies. During 1999, EuroGas determined not to further invest in the two companies. The value of the common shares underlying the preferred stock had dropped substantially and management determined there had been an other-than-temporary decline in the fair value of both investments. Accordingly, EuroGas recognized a $1,600,000 impairment of the investments during 1999

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE

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



Polish Tax Refund Receivable - During the year ended December 31, 2001, a wholly owned subsidiary Pol-Tex Methane Sp.zo.o., was assessed a tax obligation of $186,031 by a Polish tax agency. The tax assessed was paid with the proceeds for the sale of drilling equipment. The Company appealed the decision to the Polish tax court. Subsequent to December 31, 2001 the tax court found in favor of the Company and reversed the total obligation. As of December 31, 2001, the Company has recorded a receivable for $190,357, the amount expected to be refunded.


NOTE 6 - MINERAL INTERESTS IN PROPERTIES

Beaver River Project - In March 1998, EuroGas exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 common shares which were valued at $3.16 per share. The acquisition was valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization. During 2000, EuroGas received 1,200,000 shares, of its common stock in return for one-half of its interest in the Beaver River project. An impairment loss of $3,937,500 was recognized on the return

Oil Refinery - During 1999, EuroGas made a $358,857 payment towards the purchase of a 40% interest in an operating oil refinery in Slovenia. Upon governmental approval, EuroGas is obligated to make an additional investment of approximately $500,000 for the interest.

Maseva Gas s.r.o. - During October 1998, EuroGas acquired a 90% interest in Maseva Gas s.r.o. ("Maseva"), a Slovak company, from Belmont Resources Inc. ("Belmont"). Maseva holds an 850 square kilometer concession to explore for oil and natural gas. EuroGas purchased Maseva by issuing 2,500,000 common shares and warrants purchasing an additional 2,500,000 shares at $2.50 per share within two years. The purchase price was $6,527,462 based upon the $2.00 per share quoted market value of the EuroGas common shares issued, and the fair value of the warrants on the acquisition date. The fair value of the options was determined by using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0%, expected volatility of 63.2%, risk-free interest rate of 5.0% and an expected life of 2 years. The unproved oil and gas concession is the primary asset acquired. Maseva had no operations prior to the acquisition. The acquisition was considered to be the purchase of properties and the cost of the acquisition was allocated to oil and gas properties not subject to amortization.

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


Talc Mineral Interest - During 1998, EuroGas acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, EuroGas determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of EuroGas in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, EuroGas reimbursed Oxbridge Ltd. for their payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment. As described in Note 3, EuroGas has increased its investment in Rozmin s.r.o. to a 100% direct interest, subject to completion of the Belmont transaction, by exchanging interests with the former minority interest holders.



Impairment of Properties - The Company periodically assesses the capitalized costs of properties for impairment based on estimated future discounted net cash flows. As a result of the assessments, impairment loss of $6,775,114 was recognized during 1999 relating to properties held by Pol-Tex Methane in Poland, and the following losses were recognized during 2000: Trebisov property in Slovakia of $7,306,943, Maseva property in Slovakia of $6,558,230, Beaver River property in Canada of $3,937,500, Ukraine properties of $1,200,310, TAKT properties in Russia of $7,701,362, and other of $79,445. During 2001, impairment loss of $1,154,444 was recognized from the Nafta-Danube Association in Slovakia less $360,000 of recovery from Beaver River in Canada.

The following is a summary of changes to oil and gas properties:

                                             2001        2000         1999
                                         -----------  -----------  -----------
Properties Subject to Amortization
  Cost at beginning of year              $16,499,982  $21,553,571  $18,064,186
  Net reclassification from (to)
   properties not subject to
   amortization                                    -   (1,560,841)     333,465
  Acquisition costs                                -      154,842    1,752,245
  Exploration and development costs                -    6,518,896    2,830,308
  Sale of properties subject to
   amortization                          (16,499,982)  (2,357,901)    (167,371)
  Less ceiling test and valuation
   adjustments                                     -   (7,306,943)           -
  Translation adjustments                          -     (501,642)  (1,259,262)
                                         -----------  -----------  -----------
  Cost at end of year                              -   16,499,982   21,553,571
  Less depreciation, depletion
   and amortization                                -   (3,619,329)  (1,817,371)
                                         -----------  -----------  -----------
  Net Properties Subject to
   Amortization                          $         -  $12,880,653  $19,736,200
                                         ===========  ===========  ===========
Properties Not Subject To Amortization
  Cost at beginning of year              $ 9,461,039  $26,862,072  $32,763,353
  Acquisition costs                            5,773    1,593,776    1,259,696
  Exploration costs                           34,186      139,722    1,327,737
  Net reclassification from (to)
   properties subject to
   amortization                                    -    1,560,841     (333,465)
  Disposal of properties not
   subject to amortization                (2,501,926)    (303,684)     (53,232)
  Less accumulated valuation and
   adjustments                              (794,444) (19,476,847)  (6,775,114)
  Translation adjustment                     (18,022)    (914,841)  (1,326,903)
                                         -----------  -----------  -----------

  Net Property Not Subject to
   Amortization                          $ 6,186,606  $ 9,461,039  $26,862,072
                                         ===========  ===========  ===========

Talc Mineral Property
  Cost at beginning of year              $ 2,216,308  $   755,539  $   709,570
  Property costs                                   -            -       45,969
  Acquisition costs                          408,685    1,460,769            -
                                         -----------  -----------  -----------

  Net Other Mineral Interest
   Property                              $ 6,300,993  $ 2,216,308  $   755,539
                                         ===========  ===========  ===========



NOTE 7 - FURNITURE AND OFFICE EQUIPMENT

Other property and equipment consisted of the following at December 31:


                                             2001        2000          1999
                                         -----------  -----------  -----------

  Buildings                              $         -  $         -  $         -
  Equipment                                  353,142    1,006,517    1,052,098
                                         -----------  -----------  -----------

                                             353,142    1,006,517    1,052,098
  Less:  Accumulated depreciation           (183,278)    (359,728)    (243,015)
                                         -----------  -----------  -----------

  Net Other Property and Equipment       $   169,864  $   646,789  $   809,083
                                         ===========  ===========  ===========

NOTE 8 - GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment and other non-current assets were located in the following geographic areas at December 31:

                                            2001         2000          1999
                                         -----------  -----------  -----------

  Canada                                 $ 3,975,000  $18,861,163  $20,039,572
  Europe and Russia                        9,041,320    6,702,483   28,571,995
                                         -----------  -----------  -----------

  Total Property and Equipment
   and Other Assets                      $13,016,320  $25,563,646  $48,611,567
                                         ===========  ===========  ===========

During the first quarter of 2000, EuroGas moved its corporate and administrative services outside of the United Sates to three European area offices. Sales and net loss were in the following geographic areas during the years ended December 31:

                                          2001          2000         1999
                                      ------------  ------------  ------------

Oil and Gas Sales - Canada            $     88,937  $  6,395,037  $  4,973,508
                                      ============  =============  ===========
Net Loss
  United States (Corporate)           $ (3,573,468) $          -  $(17,687,833)
  Canada                                  (618,949)   (3,833,909)      757,781
  Europe and Russia                     (1,283,237)  (45,711,413)  (12,016,615)
                                      ------------  ------------  ------------

  Net Loss                            $             $(49,545,322) $(28,946,667)
                                      ============  ============  ============

NOTE 9 - OTHER ASSETS

Other assets at December 31, 2000 consisted of a lease deposit in the amount of $544,703 on an office in the United Kingdom. The lease was terminated on March 31, 2001, and the lease deposit was forfeited in exchange for an elimination of the future lease commitment. Operations were charged during March 2001 for the amount of the lease deposit lost.



NOTE 10 - ACCRUED SETTLEMENT OBLIGATIONS

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

FCDC did not exercise any of the options to purchase up to 3,000,000 shares of common stock by July 30, 2001; accordingly, the options expired on July 30, 2001. As a result, the cash or common shares that would have been payable or issuable under the guarantee of the stock price underlying the options will no longer be payable or issuable. Management of EuroGas believes that the settlement with FCDC has been fully performed and that the Rima Muran lien is no longer enforceable. The value of the contingently issuable common shares was recognized as a litigation settlement expense and as additional paid-in capital during the year ended December 31, 2000. No amount remains accrued at December 31, 2001 relating to the FCDC settlement obligation.

McKenzie Bankruptcy Claim - A bankruptcy trustee (the "Trustee") appointed in the bankruptcy cases of the shareholders of McKenzie Methane Corporation Bankruptcy (the "McKenzie Estates") (McKenzie Methane Corporation was an affiliate of the former owner of a EuroGas subsidiary, Pol-Tex Methane, a Polish corporation) has asserted claims based upon their alleged lending activities with the former owner, and to the proceeds that EuroGas was to have received from an agreement with Texaco during 1997 relating to the exploitation of the Pol-Tex Methane gas concession in Poland, which agreement was subsequently terminated. The Trustee's claim was apparently based upon the theory that EuroGas paid inadequate consideration for its acquisition of GlobeGas (which indirectly controlled the Pol-Tex Methane concession) from persons who were acting as nominees for the McKenzie Estates, or in fact may be operating as a nominee for the McKenzie Estates, and therefore, the creditors of the McKenzie Estate are the true owners of the proceeds received or to have been received from the sale of the subsidiary to EuroGas and from the exploration and development of the Pol-Tex Methane concession. In addition, the McKenzie Estates claims that the stock or cash received by other defendants arising out of the Pol-Tex transactions, including outstanding preferred stock, should be turned over to the McKenzie Estates. EuroGas had denied the allegations and believes that the claims against it are without merit. In October 1999, the Trustee filed a motion seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action included claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. In January 2000, the Bankruptcy Court approved that motion. This suit was administratively consolidated with the above claims. The Court considered motions to dismiss filed by EuroGas and an officer and a shareholder (other named defendants). These motions are currently pending before the court. No trial date has been set.

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

Winzer-Maurer Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable and completed the agreement by issuance of 3,800,000 common shares on May 15, 2001. Those shares were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. However, the Company is of the opinion that Winzer-Maurer may be able to sell its common shares under rule 144. The Company also agreed to issue warrants to purchase 5,200,000 common shares at $1.00 per share. The warrants, issued, expired on January 15, 2002. The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, expected volatility of 136%, and expected life of 1.2 years. The accrued settlement obligation satisfied with the issuance of shares on May 15, 2001.

NOTE 11 - CONTINGENCIES AND COMMITMENTS

EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a income tax liability in the Netherlands of an amount equivalent to approximately $803,000 at December 31, 2001. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and disolvement by the Netherlands tax authority.

During 2002 the Company's Leichtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Leichtenstein. As a
result, the Company has lost its $             in net assets of that subsidiary
and may be subject to additional losses in net assets of Energy Global's subsidiaries.

During April 1999, EuroGas entered into a three-year employment contract with a former chief executive officer. The contract provides for annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The options vested on January 1, 2000, and expire in April 2009. The officer resigned in January 2001. EuroGas has accrued salary obligations to the officer in the amount of $230,000, plus certain expenses, which are included in accrued liabilities. EuroGas believes there may be offsets to this amount but has not reduced the accrued amount.

The Company leases office facilities from various lessors in Poland, Vienna, and Vancouver. Rent expenses for the years ended December 31, 2001, 2000 and 1999 were $513,690, and $517,354, respectively. All of the office leases are on month-to-month agreements.



Crawford Settlement - During July 1999, an action was commenced by Crawford, a former consultant, asserting breach of a service agreement related to consulting and engineering services provided to the Company in a prior year. Crawford made an assertion for $159,500 and the right to purchase 284,000 common shares at $1.50 per share as compensation for services provided to the Company. During 2000, the Company reached a settlement agreement in satisfaction of this action. Pursuant to the agreement, the Company received $300,000 from a former officer of EuroGas and issued 250,000 common shares to Crawford. The Company recorded the issuance of the common shares at the fair value of $195,000, or $0.78 per share and settlement income in the amount of $105,000 during the year ended December 31, 2000. The former officer also made payments to Crawford in full satisfaction of his claims.

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

NOTE 12 - NOTES PAYABLE TO RELATED PARTIES

2000 Convertible Debentures - During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 to related parties in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures are convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion, the debenture holders also received warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debentures were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The value of the options was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.2%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 per share were issued as units of two warrants per common share issued concurrent with the conversion.


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

During September 2000, the Company reached a settlement agreement pursuant to the default on repayment of notes payable and notes payable to related parties. Under the terms of the agreement, the Company issued 4,999,998 warrants. The warrants vest immediately, are exercisable at $0.55 per share and expire on December 31, 2003. The Company recorded interest expense in the amount $2,639,038 related to the warrants. The warrants were valued utilizing the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.8%, volatility of 137.3%, and expected life of 3.3 years.

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

Notes payable to related parties were as follows:

                                                 December 31,
                                     -------------------------------------
                                         2001        2000         1999
                                     -----------  -----------  -----------

Loans from companies associated
 with a director, due in 1999 and
 2000 with interest at 7% to 10%,
 unsecured                               388,576      452,051      600,983
Loan from a director, due in 1999
 and 2000, and 2001, interest:
 7.5% to 10%, unsecured                    5,549        5,549      613,221
Non-interest bearing loans from
 significant shareholder and
 director, due on demand, unsecured            -    1,392,789            -
Loans from a former director and
 his affiliates, interest at 7.5%
 to 10%, due on demand, unsecured              -            -      119,284
Less: discount on note                         -            -       (4,327)
                                     -----------  -----------  -----------

Total Notes Payable to
 Related Parties                         394,125    1,850,389    1,329,161
Less: Current Portion
                                                   (1,850,389)  (1,329,161)
                                     -----------  -----------  -----------

Notes Payable to Related Parties
 - Long-Term                         $         -  $         -  $         -
                                     ===========  ===========  ===========


NOTE 13 - NOTES PAYABLE

Current notes payable sustained an increase during 2000 by $8,856, which primarily consisted of a net increase in a line of credit to a bank in Canada.

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



Other loans and notes payable were as follows:

                                                 December 31,
                                     -------------------------------------
                                        2001         2000         1999
                                     -----------  -----------  -----------


Loans due 1999 and 2000, interest
 at 10%, unsecured                   $    29,531  $    29,531  $   329,907
Line of credit with a bank, payable
 by Big Horn on demand with
 interest at 1% above the bank's
 prime, and secured by all of the
 subsidiary's assets                           -    3,204,480    3,314,136
7.5% Notes due in 2000, unsecured              -            -      520,105
Less: Discount on note                         -            -       (8,656)
Total Notes Payable                       29,531    3,234,011    4,155,492
Less: Current Portion                    (29,531)  (3,234,011)  (4,155,492)
                                     -----------  -----------  -----------


Note Payable - Long-Term             $         -  $         -  $         -
                                     ===========  ===========  ===========


NOTE 14 - INCOME TAXES

Deferred tax assets and liabilities are comprised of the following:


                                                December 31,
                                     -------------------------------------
                                         2001        2000         1999
                                     -----------  -----------  -----------


Tax loss carry forwards              $ 2,445,695  $19,884,518  $ 7,424,514
Property and equipment                   133,071   (2,309,010)  (4,298,723)
Impairment losses                      5,823,506    5,823,506    2,997,925
Impairment of investment in
 securities                            1,723,363    1,353,959            -
Accrued settlement obligations         4,326,876    4,326,876    1,496,000
Valuation allowance                  (14,452,511) (31,521,930)  (7,619,716)
                                     -----------  -----------  -----------

Net Deferred Tax Liability           $         -  $(2,442,081) $         -
                                     ===========  ===========  ===========


The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:

                                         2001         2000        1999
                                    -----------  ------------  ------------

Tax at statutory rate (34%)         $(1,861,722) $(17,675,717) $ (9,788,074)
Non-deductible expenses                  98,198        77,177     6,794,233
State taxes, net of federal
 benefit                               (180,696)            -      (227,710)
Deferred tax asset valuation
 change                               1,944,220    20,126,819     2,318,643
Effect of lower tax rates and
 foreign losses with no
 federal benefit                              -             -       902,908
                                     -----------  -----------  -----------

Total Income Tax (Benefit)           $        -   $ 2,528,279  $         -
                                     ==========   ===========  ===========


As of December 31, 2001 EuroGas has operating loss carry forwards of approximately $26,891,435 in various countries which expire from 2001 through 2020.


NOTE 15 - RELATED PARTY TRANSACTIONS

As described in Note 3, EuroGas purchased a 57% interest in Rozmin, s.r.o. from Belmont Resources, Ltd.

Effective October 21, 1999, the Company transferred all its shares of EuroGas Deutschland GmbH to a related party for its fair value of $0. The Company was required to fund EuroGas Deutschland GmbH's deficit of $98,898 before the transfer could be made.

A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as notes payable to related parties in the amount of $388,576 as of December 31, 2001, $1,392,789 as of December 31, 2000.

Related party loans are described in Note 12, Notes Payable To Related Parties.

NOTE 16 - STOCKHOLDERS' EQUITY

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lessor of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000.

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


The following is a summary of the preferred stock outstanding at December 31, 2001:

                                                           Annual
                           Liquidation Preference    Dividend Requirement
                Shares      ---------------------   ----------------------
Designation   Outstanding   Per Share     Total     Per Share     Total
-----------   -----------   ---------   ---------   ---------   ----------

1995 Series     2,391,968   $    0.10   $ 239,197   $    0.05   $  119,598
1997 Series A
 Convertible          260    1,000.00     260,000       60.00       15,600

Total         -----------               ---------               ----------
                2,392,228               $ 499,197               $  135,198
              ===========               =========               ==========

Common Stock

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

NOTE 17 - EMPLOYEE STOCK OPTIONS

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

A summary of the status of stock options as of December 31, 2000, 1999 and 1998 and changes during the years then ended are presented below:


                                     2001                  2000                 1999
                             --------------------  --------------------  --------------------
                                         Weighted-            Weighted-             Weighted-
                                         Average               Average               Average
                                         Exercise              Exercise              Exercise
                               Shares     Price     Shares      Price     Shares      Price
                             ----------  --------  ----------  --------  ----------  --------
Outstanding at beginning
 of year                      4,200,000  $   1.07   2,000,000  $   1.50   2,000,000  $   1.50
Granted                               -      0.73   2,400,000      0.74           -         -
Exercised                             -         -           -         -           -         -
Expired                       1,800,000         -    (200,000)     1.50           -         -
                             ----------            ----------
Outstanding at end
 of year                      2,400,000      1.08   4,200,000      1.08   2,000,000      1.50
                             ==========            ==========            ==========
Exercisable at end of year    2,400,000      1.08   2,950,000      1.12   1,900,000      1.50
                             ==========            ==========            ==========
Weighted-average fair value
 of options granted during
 the year                                $    -                 $  0.71              $      -




 The following table summarizes information about stock options outstanding at December 31, 2001:

                            Outstanding                    Exercisable
              --------------------------------------  ----------------------
                             Weighted-
                              Average     Weighted-                Weighted-
   Range of                  Remaining     Average                 Average
   Exercise     Number      Contractual   Exercise      Number     Exercise
    Prices    Outstanding      Life         Price     Exercisable    Price
 -----------  -----------   -----------  -----------  -----------  ----------
 $ 0.45-1.00   2,400,000    5.79 years    $  0.74       2,400,000    $ 0.68
              ===========                             ===========

EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants prior to 1998 based on the intrinsic value of the options on the date granted. Since 1999, EuroGas has accounted for options granted to consultants according to their fair value as prescribed in SFAS No. 123, Accounting for Stock Based Compensation.

Had compensation cost for stock options been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, EuroGas' loss applicable to common shares and loss per common share for the year ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts shown below.

                                                    December 31,
                                        -------------------------------------
                                           2001         2000          1999
                                        -----------  ------------  -----------
  Net loss applicable to common shares:
     As reported                        $(5,610,853) $(52,576,801) $(30,389,012)
     Pro forma                           (5,676,666)  (52,676,371)  (31,447,876)

  Basic and diluted net loss per
   common share:
     As reported                            $ (0.04)     $ ( 0.51)      $ (0.36)
     Pro forma                                (0.04)       ( 0.50)        (0.38)

The fair value of options granted during 2000 and 1999, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000 and 1999 respectively: average risk-free interest rate of 6.18% and 6.0% and expected volatility of 138.4%, and 126.2% and expected life of 5 years and 5 years.

NOTE 18 - STOCK WARRANTS

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

At December 31, 2001 and 2000, the Company had warrants outstanding to purchase 15,750,000 40,892,856 common shares, respectively.


NOTE 19 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at December 31, 2001 and 2000:

                                              2001             2000
                                          -----------       -----------
 Foreign currency translation
  adjustments                             $(1,309,610)      $(3,666,133)
 Unrealized gain (loss) on investments
  in securities available-for-sale            (26,704)               84
                                          -----------       -----------
 Accumulated Other Comprehensive Loss     $(1,336,314)      $(3,666,049)
                                          ===========       ===========


NOTE 20 - SUBSEQUENT EVENTS

The Company purchased 531,000 shares of treasury stock during January 2002 for $93,086, or $0.22 per share.


On March 12, 2002 EuroGas entered into an employment agreement with a new President of EuroGas. The agreement provides for annual compensation of $400,000, or $33,333 per month.

On April 2, EuroGas entered into an agreement to exchange its interest in RinaMuran s.r.o. for an interest in Rozmin s.r.o. as described in Note 3 to the financial statements.



                      EUROGAS, INC. AND SUBSIDIARIES
     SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES


The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 2001, 2000 and 1999 by geographic area, were as follows:


                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------
 At December 31, 2001
   Unproved oil and gas
    properties                        $ 28,006,150  $  7,875,000  $ 20,131,150
   Proved oil and gas properties                 -             -             -
   Gross capitalized costs              28,000,150    78,750,000    20,131,150
   Less: Ceiling test adjustment
     and impairments                   (21,819,544)   (3,987,500)  (17,882,044)
   Less: Accumulated depreciation,
    depletion, and amortization                  -             -             -
   Future abandonment and
    restoration                                  -             -             -
                                      ------------  ------------  ------------
     Net capitalized costs            $  6,186,606  $  3,937,500  $  2,249,106
                                      ============  ============  ============
   At December 31, 2000
   Unproved oil and gas
    properties                        $ 42,921,154  $  5,738,804  $ 37,182,350
   Proved oil and gas properties        16,499,982    16,499,982             -
   Gross capitalized costs              59,421,136    22,238,786    37,182,350
   Less: Ceiling test adjustment
    and impairments                    (33,460,115)   (3,512,792)  (29,947,323)
   Less: Accumulated depreciation,
    depletion, and amortization         (3,619,329)   (3,619,329)            -
   Future abandonment and
    restoration                           (183,002)     (183,002)            -
                                      ------------  ------------  ------------
   Net capitalized costs              $ 22,158,690  $ 14,923,663  $  7,235,027
                                      ============  ============  ============

   At December 31, 1999
   Unproved oil and gas
    properties                        $ 36,583,835  $  8,875,353  $ 27,708,482
   Proved oil and gas properties        25,066,363    16,198,578     8,867,785
   Gross capitalized costs              61,650,198    25,073,931    36,576,267
   Less: Ceiling test adjustment
    and impairments                    (13,234,555)   (3,512,792)   (9,721,763)
   Less: Accumulated depreciation,
    depletion, and amortization         (1,817,371)   (1,817,371)            -
   Future abandonment and
    restoration                           (140,517)     (140,517)            -
                                      ------------  ------------  ------------


   Net capitalized costs              $ 46,457,755  $ 19,603,251  $ 26,854,504
                                      ============  ============  ============


Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2001, 2000, 1999 were as follows:

                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------

   For the Year Ended December 31, 2001
   Property acquisition costs
      Proved                          $          -  $          -  $          -
      Unproved                               5,773             -         5,773
   Exploration costs                     4,582,695             -        34,186
   Development costs                     2,075,923             -             -
                                      ------------  ------------  ------------
   Total Costs Incurred               $     39,959  $          -  $     39,959
                                      ============  ============  ============


                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------

   For the Year Ended December 31, 2000
   Property acquisition costs
      Proved                          $          -  $          -  $          -
      Unproved                           1,748,618     1,683,266        65,352
   Exploration costs                     4,582,695     4,307,116       275,579
   Development costs                     2,075,923     2,075,923             -
                                      ------------  ------------  ------------

   Total Costs Incurred               $  8,407,236  $  8,066,305  $    340,931
                                      ============  ============  ============

  For the Year Ended December 31, 1999
   Property acquisition costs
      Proved                          $  1,752,246  $  1,752,246  $          -
      Unproved                           1,259,696       469,249       790,447
   Exploration costs                     1,327,737             -     1,327,737
   Development costs                     2,830,308     2,705,268       125,040
                                      ------------  ------------  ------------

   Total Costs Incurred               $  7,169,987  $  4,926,763  $  2,243,224
                                      ============  ============  ============




The results of operations from oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------

  For the Year Ended December 31, 2001
   Oil and gas sales                  $     88,937  $     88,937  $          -
   Production costs                              -             -             -
   Impairment of mineral
    interests                             (794,444)      360,000    (1,154,444)
   Depreciation, depletion, and
    amortization                                 -             -             -
                                      ------------  ------------  ------------

   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)              $   (705,507) $    448,037  $ (1,154,444)
                                      ============  ============  ============


  For the Year Ended December 31, 2000
   Oil and gas sales                  $  6,395,037  $  6,395,037  $          -
   Production costs                     (1,521,471)   (1,521,471)            -
   Impairment of mineral interests     (26,783,790)   (2,661,585)  (24,122,205)
   Depreciation, depletion, and
    amortization                        (1,885,107)   (1,885,107)            -
                                      ------------  ------------  ------------

   Results of operations for oil
    and gas producing activities
   (excluding corporate overhead
    and financing costs)              $(23,795,331) $    326,874  $(24,122,205)
                                      ============  ============  ============

  For the Year Ended December 31, 1999
   Oil and gas sales                  $  4,973,508  $  4,973,508  $          -
   Production costs                     (1,330,526)   (1,330,526)            -
   Impairment of mineral
    interests                           (7,217,426)            -    (7,217,426)
   Depreciation, depletion, and
    amortization                        (1,810,176)   (1,810,176)            -
                                      ------------  ------------  ------------

   Results of operations for oil
    and gas producing activities
    (excluding corporate overhead
    and financing costs)              $ (5,384,620) $  1,832,806  $ (7,217,426)
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

                                      Total                 Canada              Slovak Republic
                             ----------------------  ----------------------  ----------------------
                                 Oil        Gas         Oil         Gas         Oil         Gas
                              (Barrels)    (MCF)     (Barrels)     (MCF)     (Barrels)     (MCF)

                             ----------  ----------  ----------  ----------  ----------  ----------
Proved Developed and
Undeveloped Reserves
  Balance - January 1, 1999     569,730   9,487,435     474,850   3,999,650      94,880   5,487,785
  Purchases of minerals in
   place                              -   2,365,023           -   2,365,023           -           -
  Extensions and discoveries    569,149   2,683,741     569,149   2,683,741           -           -
  Production                    (94,299) (1,049,114)    (94,299) (1,049,114)          -           -
                             ----------  ----------  ----------  ----------  ----------  ----------
Balance - December 31, 1999   1,044,580  13,487,085     949,700   7,999,300      94,880   5,487,785
  Purchases of minerals in
    place                             -     146,000           -     146,000           -           -
  Extensions and discoveries     46,134     504,080      46,134     504,080           -           -
  Production                   (113,100)   (916,089)   (113,100)   (916,089)          -           -
  Sales of minerals in
   place                        (52,819)   (104,891)    (52,819)   (104,891)          -           -
  Revision of estimates        (269,995)  5,549,785    (175,115)    (62,000)    (94,880) (5,487,785)
                             ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2000     654,800  18,665,970     654,800   7,566,400           -           -
  Sale of minerals in place    (654,800)(18,665,970)   (654,800) (7,566,400)          -           -
                             ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2001           -           -           -           -           -           -
                             ==========  ==========  ==========  ==========  ==========  ==========

Proved Developed Reserves -
  December 31, 1999             806,400   7,566,400     806,400   7,772,800           -           -
  December 31, 2000             631,400   6,546,900     631,400     654,900           -           -
  December 31, 2001                   -           -           -           -           -           -
                             ==========  ==========  ==========  ==========  ==========  ==========

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less the tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 2000, 1999 and 1998 were as follows. There were no proved oil and gas reserves at December 31, 1997:

                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------

For the Year Ended December 31, 2001
   Future cash inflows                $          -  $          -  $          -
                                      ============  ============  ============

For the Year Ended December 31, 2000
   Future cash inflows                $ 61,049,083  $ 61,049,083  $          -
   Future production costs and
    development costs                  (10,028,153)  (10,028,153)            -
   Future income tax expenses          (15,219,536)  (15,219,536)            -
                                      ------------  ------------  ------------
   Future net cash flows                35,801,394    35,801,394             -
   10% annual discount for
    estimated timing of cash
    flows                              (12,293,103)  (12,293,103)            -
                                      ------------  ------------  ------------
   Standardized measures of
    discounted future net of
    cash flows relating to proved
    oil and gas reserves              $ 23,508,291  $ 23,508,291  $          -
                                      ============  ============  ============

For the Year Ended December 31, 1999
   Future cash inflows                $ 58,352,415  $ 42,466,594  $ 15,885,821
   Future production costs and
    development costs                  (14,451,638)  (12,946,144)   (1,505,494)
   Future income tax expenses          (10,760,417)   (9,478,107)   (1,282,310)
                                      ------------  ------------  ------------

   Future net cash flows                33,140,360    20,042,343    13,098,017
   10% annual discount for
    estimated timing of cash
    flows                              (13,388,091)   (7,552,584)   (5,835,507)
                                      ------------  ------------  ------------

   Standardized measures of
    discounted future net of
    cash flows relating to proved
    oil and gas reserves              $ 19,752,269  $ 12,489,759  $  7,262,510
                                      ============  ============  ============


The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 2000, 1999 and 1998 were as follows:

                                                                     Europe
                                         Total         Canada      and Russia
                                      ------------  ------------  ------------


For the Year Ended December 31, 2001
   Beginning of year                  $ 23,508,291  $ 23,508,291  $          -
   Sale of minerals in place           (36,780,948)  (36,780,948)            -
   Accretion of discount                   979,554       979,554             -
   Net change in income taxes           12,293,103    12,293,103             -

                                      ------------  ------------  ------------

   End of year                        $          -  $          -  $          -
                                      ============  ============  ============

For the Year Ended December 31, 2000
   Beginning of year                  $ 15,534,137  $  8,271,627  $  7,262,510
   Purchase of minerals in place           473,849       473,849             -
   Extensions and discoveries            2,077,190     2,077,190             -
   Development                           1,398,342     1,398,342             -
   Production                            4,927,526)   (4,927,526)            -
   Sale of minerals in place              (682,295)     (682,295)            -
   Revisions of estimates:
      Sales prices                      18,299,745    18,299,745             -
      Development costs                 (1,024,521)   (1,024,521)            -
      Production costs                   1,160,734     1,160,734             -
      Quantities                        (9,148,314)   (1,885,804)   (7,262,510)
   Accretion of discount                   743,112       743,112             -
   Net change in income taxes             (120,755)     (120,755)            -
   Change in exchange rate                (275,407)     (275,407)            -
                                      ------------  ------------  ------------

   End of year                        $ 23,508,291  $ 23,508,291  $          -

For the Year Ended December 31, 1999
   Beginning of year                  $ 13,662,990  $  6,400,480  $  7,262,510
   Purchase of minerals in place         6,498,276     6,498,276             -
   Extensions and discoveries                    -             -             -
   Development                           1,120,835     1,120,835             -
   Production                             (598,055)     (598,055)            -
   Revisions of estimates:
      Sales prices                               -             -             -
      Development costs                          -             -             -
   Accretion of discount                   188,021       188,021             -
   Net change in income taxes           (5,753,022)   (5,753,022)            -
   Change in exchange rate                 415,092       415,092             -
                                      ------------  ------------  ------------

   End of year                        $ 15,534,137  $  8,271,627  $  7,262,510
                                      ============  ============  ============