Form 10-Q
period 2002-03-31
EUROGAS INC
filed 2002-05-20
CIK 783209

________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________.

                                  EUROGAS, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

          Utah                      0-24781               87-0427676
          -----                     -------               ----------
    (State or other           (Commission File No.)     (IRS  Employer
   jurisdiction of                                    Identification No.)
     incorporation)

                            1006-100 Park Royal South
                        West Vancouver B.C. Canada V7T 1A2
                        ----------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (604) 913-1462

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                  144,796,460
------------------------------                  -----------
     (Title of Class)           (Number of Shares Outstanding at May 20, 2002)



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                          2

     Item 2.  Management's Discussion and Analysis of
       Financial Condition                                 16

     Item 3.  Quantitative and Qualitative Disclosures
       About Market Risk                                   21

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                               22


  Item 5.  Other Information                               23
  Item 6.  Exhibits and Reports on Form 8-K                23

  Signatures                                               28


                                        2


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         EUROGAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 31,       December 31,
                                                2002             2001
                                            -------------    -------------
                                ASSETS
Current Assets
 Cash and cash equivalents                  $     440,002    $     257,831
 Investment in securities available for         1,037,988          782,908
  sale
 Investment in fixed-maturity securities                -        1,455,501
 Note receivable                                  344,655                -
 Value added tax receivables                       21,591           23,656
 Other receivables                                515,604          562,864
 Other current assets                              21,715           21,050
                                            -------------    -------------
    Total Current Assets                        2,381,555        3,093,810
                                            -------------    -------------

Property and Equipment - Full Cost
  Accounting
 Talc mineral properties and mining             6,433,592        6,300,993
  equipment
 Oil and gas properties not subject to
  to amortization                               6,291,825        6,186,606
 Furniture and office equipment                   350,236          353,142
                                            -------------    -------------
Total Property and Equipment                   13,075,653       12,840,741
Less: accumulated depletion
 depreciation and amortization                   (184,496)        (183,278)
                                            -------------    -------------

Net Property and Equipment                     12,891,157       12,657,463
                                            -------------    -------------

Investments at Cost                               358,857          358,857
                                            -------------    -------------

Total Assets                                $  15,631,569    $  16,110,130
                                            =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued liabilities                        $   4,237,568    $   4,525,467
 Accrued liabilities payable to related           282,154          416,858
  parties
 Accrued settlement obligation                  6,345,766        6,345,766
 Accrued income taxes                             802,956          802,621
 Notes payable                                     29,531           35,718
 Notes payable to related parties                 394,125          388,576
                                            -------------    -------------
    Total Current Liabilities                  12,092,100       12,515,006
                                            -------------    -------------

Stockholders' Equity
 Preferred stock, $0.001 par value;
  3,661,968 shares authorized;
  issued and outstanding: March 31,
  2002 and December 31, 2001
  - 2,392,228 shares; liquidation
  preference - $980,469                           350,479          350,479
 Common stock, $0.001 par value;
  325,000,000 shares authorized;
  144,796,460 shares issued                       144,797          144,797
 Additional paid in capital                   139,314,283      139,314,283
 Accumulated deficit                         (135,181,273)    (134,659,453)
 Accumulated other comprehensive loss            (790,403)      (1,336,314)
 Treasury stock, at cost; 1,096,328 and
  725,327 shares, respectively                   (298,414)        (218,668)
                                            -------------    -------------
     Total Stockholders' Equity                 3,539,469        3,595,124
                                            -------------    -------------

Total Liabilities and Stockholders'
  Equity                                    $  15,631,569    $  16,110,130
                                            =============    =============

    The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three Months
                                                    Ended March 31,
                                            ------------------------------
                                                2002             2001
                                            -------------    -------------

Oil and Gas Sales                           $           -    $           -

Costs and Operating Expenses
 Oil and gas production                                 -                -
 Depreciation depletion and amortization           21,837            5,435
 General and administrative                       451,832        1,509,285
                                            -------------    -------------
    Total Costs and Operating Expenses            473,669        1,514,720
                                            -------------    -------------

Other Income (Expense)
 Interest income                                    1,002            6,001
 Interest expense                                  (3,919)        (171,000)
 Foreign exchange net gains (losses)              (25,221)         187,608
 Gain on sale of investment in securities          13,324                -
  available for sale
 Loss on sale of equipment                              -          (58,390)
 Equity in income from unconsolidated                   -          341,843
  subsidiary
                                            -------------    -------------
    Total Other Income (Expense)                  (14,814)         306,062
                                            -------------    -------------

Net Loss                                         (488,483)      (1,208,658)

Preferred Dividends                                33,337           33,246
                                            -------------    -------------

Loss Applicable to Common Shares            $    (521,820)   $  (1,241,904)
                                            =============    =============
Basic and Diluted Loss Per Common Share     $           -    $       (0.01)
                                            =============    =============
Weighted Average Number of Common Shares
Used In Per Share Calculation                 143,761,965       127,059,793
                                            =============    ==============


    The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   For the Three Months
                                                       Ended March 31,
                                               -------------------------------
                                                   2002              2001
                                               -------------     -------------

Cash Flows From Operating Activities
 Net loss                                      $    (488,483)    $  (1,208,658)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation, depletion and amortization           21,837             5,435
   Gain on sale of securities available for
    sale                                             (13,324)                -
   Loss on sale of Big Horn Resources Ltd.
    common stock                                           -           293,250
   Net income of unconsolidated subsidiary                 -          (341,843)
   Interest expense related to grant or
    repricing of warrants and beneficial
    conversion features                                    -           143,560
   Services paid with common stock                         -            48,440
   Foreign currency exchange (gain) loss              25,221          (187,608)
 Changes in assets and liabilities:
   Other receivables                                  60,102          (249,150)
   Other current assets                                    -           (29,937)
   Accounts payable                                        -        (1,891,375)
   Accrued liabilities payable to
    related parties                                 (134,707)         (410,806)
   Accrued liabilities                              (317,712)        1,818,796
                                               -------------     -------------
    Net Cash Used In Operating Activities           (847,066)       (2,009,896)
                                                -------------    -------------

Cash Flows From Investing Activities
 Purchases of mineral interests, property
  and equipment                                      (217,391)          (6,532)
 Purchase of securities available for sale             (5,230)               -
 Proceeds from sale of Big Horn Resources
  Ltd. common stock                                         -        1,135,014
 Proceeds from sale of securities
  available for sale                                  207,751                -
 Proceeds from sale of property and equipment               -          128,360
 Proceeds from sale of investment in fixed-                 -
  maturity securities                               1,100,156                -
                                                -------------    -------------
    Net Cash Provided By Investing Activities       1,085,286        1,256,842
                                                -------------    -------------

Cash Flows From Financing Activities
 Proceeds from sale of treasury stock                   1,850                -
 Purchase of treasury stock                           (81,596)               -
                                                -------------    -------------

Net Cash Used In Financing Activities                 (79,746)               -
                                                -------------    -------------

Effect of Exchange Rate Changes on Cash
and Cash Equivalents                                   23,697          223,359
                                                -------------    -------------

Net Increase (Decrease) In Cash and Cash
Equivalents                                           182,171         (529,695)

Cash and Equivalents at Beginning of Period           257,831          595,335
                                                -------------    -------------

Cash and Equivalents at End of Period           $     440,002    $      65,640
                                                =============    =============

    The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


Supplemental Disclosure of Non cash Investing and Financing Activities

During the three months ended March 31, 2002 and 2001, EuroGas accrued preferred dividends of $33,337 and $33,246, respectively. During March 2002 EuroGas sold its investment in fixed-maturity securities, and received $1,100,156 cash and a note receivable of $345,345.

During the three months ended March 31, 2000, EuroGas converted accrued debt in the amount of $87,216 to debentures. Debentures in the amount of $3,000,000 were converted into 8,571,428 shares of common stock or $0.35 per share. Preferred shareholders converted 1,800 shares of Series C preferred stock together with $2,599 of accrued preferred dividends into 5,329,713 common shares at a weighted -average price of $0.54 per common share.


    The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2001. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Business Condition - EuroGas has accumulated a deficit of $135,207,977 through March 31, 2002. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999. At March 31, 2002, the Company had a working capital deficiency of $9,710,547. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of oil and gas properties not subject to amortization is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through borrowing and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SIGNIFICANT ACQUISITIONS

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

In connection with the acquisition, EuroGas further modified the options held by Belmont for the purchase of 2,500,000 common shares at $0.82 per share to being exercisable at $0.40 per share. The modification to the options increased their fair value on January 4, 2001, the date modified, by $143,560, which amount was included in the cost of the purchase of Rozmin s.r.o. The fair value of the options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: risk free interest rate of 5.0%; expected dividend yield of 0%; volatility of 111% and an expected life of 1.5 years.

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

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in Rima Muran s.r.o. whose principal asset was a 43% investment in Rozmin s.r.o. On April 2, 2002 EuroGas exchanged its 55% interest in RimaMuran s.r.o. for the 43% investment in Rozmin s.r.o. held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000, recorded March 31, 2002, to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas has a direct 43% ownership in Rozmin s.r.o. free of encumbrances, and another direct 57% interest in Rozmin once the afore described transaction with Belmont is complete. By virtue of its 100% ownership of Rozmin s.r.o. and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the deposit to commercial production.

NOTE 3 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - The Company's investment in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in other comprehensive income (loss). The cost of securities sold was determined by the average-cost method. The investment in securities consisted of the following at March 31, 2002 and December 31, 2001:


                                     March 31,    December 31,
                                       2002           2001
                                    -----------    -----------

     Cost                           $   618,151    $   809,612
     Gross unrealized gains             419,837              -
     Gross unrealized losses                  -        (26,704)
                                    -----------    -----------
     Estimated fair value           $ 1,037,988    $   782,908


During the three months ended March 31, 2002, the Company sold available-for-sale securities for $207,751 gross proceeds which resulted in gross realized gains of $13,324 and no gross realized losses.


Investment in Fixed-Maturity Securities -On March 26, 2002, the Company sold its investment in Enterra preferred stock to Enterra for $1,445,501, of which $1,100,156 was received on March 26, 2002 and $345,345 is due in December 2002 under the terms of a promissory note denominated in Canadian dollars. Due to the recognition of an impairment loss during 2001, no additional gain or loss was recognized from the sale during 2002. As adjusted for changes in foreign currency exchange rates, the carrying value of the note was $344,655 at March 31, 2002.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE

Polish Tax Refund Receivable - During the year ended December 31, 2001, Pol-Tex Methane Sp.zo.o., a wholly owned subsidiary, was assessed a tax obligation of $186,031 by a Polish tax agency. The Company appealed the decision to the Polish tax court. Subsequent to December 31, 2001 the tax court found in favor of the Company and reversed the total obligation. As of March 31, 2002, the Company has recorded a receivable for $190,357, the amount of the expected refund.

NOTE 5 - CONTINGENCIES AND COMMITMENTS

The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) as follows:

McKenzie Bankruptcy Claim - This litigation is being brought by Mr. Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

In March, 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, Plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, Defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.


In March of 1997, the Trustee brought a related suit styled W. Steve Smith, Trustee, plaintiff v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., Adv. No. 97-4155 in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter-egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, as amended, and is currently pending before the court.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was approved by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the Court considered motions to dismiss filed by EuroGas and an officer and a shareholder (other named defendants). These motions are currently pending before the Court. No trial date has been set.

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex
Methane, SP. Z.O.O., et al Adversary No. 99-3287.   That suit sought sanctions
against the Defendants for actions allegedly taken by the Defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff, vs. Eurogas, Inc., GlobeGas, B.V.,. Pol-Tex Methane, SP. Z.O.O. Adversary No. 99-3444. This suit seeks damages in excess of $170,000 for the Defendants alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court.

Management's estimate of the amount due under the claims made by the Trustee has been accrued in the accompanying consolidated financial statements as of March 31, 2002.

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


In early December, 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc. and the Trustees of the Estate of Bernice Pauahi Bishop, which had pursued separate claims against EuroGas (the "Settlement Agreement"). The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the Settlement Agreement on May 23, 2000. The claims of Kukui, Inc. and the Trustees of the Estate of Bernice Pauahi Bishop have been dismissed pursuant to the terms of the Settlement Agreement. Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee. The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

Holbrook Claim - On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement styled James R. Holbrook v. W.Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., Adversary No. 01-3064 in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files which he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered its orders granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had also filed. EuroGas has appealed these orders to the United States District Court for the Southern District of Texas, which appeals are currently pending. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

Netherlands Tax Claim - EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of an amount equivalent to approximately $803,000 at December 31, 2001. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to a EuroGas Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolvement by the Netherlands tax authority.

Other Contingencies and Commitments - During 2002, the Company's Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company has lost its $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global's subsidiaries.

During April 1999, EuroGas entered into a three-year employment contract with a former chief executive officer. The contract provided for an annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The options vested on January 1, 2000, and expire in April 2009. The officer resigned in January 2001. EuroGas has accrued salary obligations to the officer in the amount of $230,000, plus certain expenses, which are included in accrued liabilities. EuroGas believes there may be offsets to this amount but has not reduced the accrued amount.

In addition, other former officers have made claims for compensation and for reimbursement of expenses against EuroGas, which amounts have been included as accrued liabilities.

On February 5, 2002 EuroGas entered into an employment agreement with its new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS

A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as notes payable to related parties in the amount of $282,154 and $416,858 as of March 31, 2002 and December 31, 2001, respectively.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000.

The following is a summary of the preferred stock outstanding at March 31, 2002:

                                                                           Annual
                                          Liquidation Preference     Dividend Requirement
                              Shares     ------------------------   ------------------------
Designation                Outstanding   Per Share     Total        Per Share      Total
-----------                -----------  -----------  -----------   -----------  -----------
1995 Series                  2,391,968  $      0.10  $   239,197    $     0.05  $   119,598
1997 Series A Convertible          260     1,000.00      260,000         60.00       15,600
                           -----------               -----------                -----------
Total                        2,392,228               $   499,197                $   135,198
                           ===========               ===========                ===========

Treasury Stock - The Company purchased 381,000 shares of treasury stock during January 2002 for $81,496, or $0.22 per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at March 31, 2002 and December 31, 2001:
                                                March 31,      December 31,
                                                  2002             2001
                                               ------------    ------------
 Foreign currency translation adjustments      $ (1,210,240)   $ (1,309,610)
 Unrealized gain (loss) on investments
   in securities available-for-sale                 419,837         (26,704)
                                               ------------    ------------

 Accumulated Other Comprehensive Loss          $   (790,403)   $ (1,336,314)
                                               ============    ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in a planning-stage co-generation and mineral reclamation project. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

     When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries.

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month periods ended March 31, 2002 and 2001, respectively.

                                         For the Three Months
                                           Ended March 31,
                                        ----------------------
                                          2001        2000
                                        ----------  ----------
Oil and Gas Sales                               --          --

Operating Expenses
     Depreciation and amortization          21,837         5,435
     General and administrative            451,832     1,509,285
          Total Operating Expenses         473,669     1,514,720

Other Income (Expense)
     Other income                           --         1,357
     Net gain (loss) on sale of         13,324     (293,250)
investments
     Interest income                     1,002         4,644
     Interest expense                  (3,919)     (171,000)
     Foreign currency exchange        (25,221)       187,608
gains (losses), net
     Gain (loss) on sale of                 --       234,860
equipment
     Equity in income from                  --       341,843
unconsolidated subsidiary

Net Income (Loss)                    (488,483)   (1,208,658)

Three  months ended March 31, 2002, compared with three months ended  March  31,
2001

     Revenues. As a result of the Company's sale of its controlling interest in Big Horn, and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales for the three months ended March 31, 2002 and 2001.

     Operating Expenses. Operating expenses primarily include oil and gas production, general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment, and impairment of mineral interests and equipment. Due to the non-consolidation of Big Horn, the Company had no oil and gas production expenses for the three months ended March 31, 2002 and 2001. General and administrative expenses were $451,832 for the three months ended March 31, 2002, compared to $1,509,285 for the three months ended March 31, 2001. The decrease in administrative expenses is the result of the resignation of several employees who have not been replaced and the use of fewer consultants, as well as the non-consolidation of Big Horn. Depreciation and amortization expenses were $21,837 for the three months ended March 31, 2002, compared to $5,435 for the three months ended March 31, 2001. This increase is primarily attributable to the Polish subsidiaries.

     Interest expense was $3,919 for the three months ended March 31, 2002. This is compared to an interest expense of $171,000 during the three months ended March 31, 2001. The primary reason for the decrease in interest expense was due to debentures decreasing during 2001 and not being outstanding in 2002.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $35,800,000 as of December 31, 2001, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets are not available.

     Net Loss. The Company incurred a net loss of $488,483 for the three months ended March 31, 2002, compared to a net loss of $1,208,658 for the three months ended March 31, 2001. The losses were due in large part to the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $25,221 in the three months ended March 31, 2002, and a gain of $187,608 in the three months ended March 31, 2001, as a result of currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $135,181,273 at March 31, 2002, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2002, the Company had total current assets of $2,381,555 and total current liabilities of $12,092,100 resulting in negative working capital of $9,710,545. As of March 31, 2002, the Company's balance sheet reflected $6,291,825 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the three months ended March 31, 2002, the Company received $1,100,156 in cash from the sale of its Enterra preferred stock, received $207,751 from the sale of securities available for sale, but expended $217,391 in the purchase of property and equipment and development of mineral interests, $847,066 in operations and $81,596 to purchase treasury stock. As a result, the Company's financing activities used net cash of $79,746during the three-month period ended March 31, 2002.

     While  the  Company  had  cash  of $440,002  at  March  31,  2002,  it  has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements, and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company's business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company conducts business in many foreign currencies. As a result of the effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows, which it receives from its foreign operations, the Company is subject to foreign exchange rate risks. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in US dollars, in interest-bearing accounts, until payments in foreign currency are required, but the Company does not reduce this risk by utilizing hedging activities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The principal portion of the Company's active litigation, as described in the following six paragraphs involve matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). This litigation is being brought by Mr. Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-
H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

      In March, 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, Plaintiff v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, Defendants (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

     In March of 1997, the Trustee brought a related suit styled W. Steve Smith, Trustee, plaintiff v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., Adv. No. 97-4155 in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter-egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, as amended, and is currently pending before the court.

      In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties and assert additional causes of action against Eurogas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was approved by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the Court considered Motions to dismiss filed by EuroGas and Wolfgang and Reinhard Rauball (two of the other named defendants). These motions are currently pending before the Court. No trial date has been set.

      In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al Adversary No. 99-3287. That suit sought sanctions against the Defendants for actions allegedly taken by the Defendants during the bankruptcy cases which the Trustee considered improper. The Defendants filed a motion to dismiss the lawsuit which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, Plaintiff, vs. Eurogas, Inc., GlobeGas, B.V.,. Pol-Tex Methane, SP. Z.O.O. Adversary No. 99-3444. This suit seeks damages in excess of $170,000 for the Defendants alleged violation of an agreement with the Trustee executed in March 1997. Eurogas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit which motion is currently pending before the court.

      In early December, 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc. and the Trustees of the Estate of Bernice Pauahi, Bishop which had pursued separate claims against EuroGas (the "Settlement Agreement"). The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the Settlement Agreement on May 23, 2000. The claims of Kukui, Inc. and the Trustees of the Estate of Bernice Pauahi, Bishop have been dismissed pursuant to the terms of the Settlement Agreement. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee. The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

      On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement styled James R. Holbrook v. W.Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., Adversary No. 01-3064 in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files which he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The
Trustee  filed  a counterclaim requesting specific performance  by  EuroGas  and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered its orders granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had also filed. EuroGas has appealed these orders to the United States District Court for the Southern District of Texas, which appeals are currently pending. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

     Netherlands Tax Assessment. For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though Globe Gas had significant operating losses. On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000. The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets of GlobeGas in satisfaction of the assessment. To date no formal proceedings have been brought to execute against the assets of GlobeGas or to otherwise collect the amount of the final assessment. EuroGas recognized an additional $119,945 as a charge to operations for the excess in the liability over what had been previously accrued. The tax assessment fluctuates on the Company's financial statements due to adjustments in exchange rates.

     Geocon Litigation. On April 13, 2001, Geocon Group Services, Ltd. filed suit against EuroGas in an action styled "Geocon Group Services, Ltd. v. EuroGas, Inc.," (Civil No. 010404108), in the Salt Lake County Court, Sandy Department, Third District Court, State of Utah. The suit seeks $45,163.44 for services allegedly performed by Geocon. The Company and Geocon have entered into a Settlement Agreement. [UPDATE]

     Parr Waddoups et.al. On October 3, 2001, Parr Waddoups et. al ("Parr"), a Utah professional corporation, filed a claim against EuroGas, (Civil No. 010908739), in the Salt Lake County Court, seeking $135,124.45 for legal services performed from approximately March 1999 to October 2000. The accrued liability to Parr was secured by 1,000,000 shares of Teton Petroleum Company common stock. EuroGas and Parr reached a settlement on October 26, 2001, whereby EuroGas agreed to pay Parr three installments of $40,000 and Parr agreed to return the Teton shares to EuroGas as it received the payments. However, in March 2002, EuroGas paid the amount owing to Parr and Parr returned the 1,000,000 shares of Teton common stock to EuroGas.

Item 5.  Other Information

     On May 8, 2002, the Company appointed Hank Blankenstein to serve as a member of the board of directors, to fill one of the vacancies created by the resignations of former directors in 2001. Mr. Blankenstein, age 60, served as a director and as treasurer of the Company from 1995 until 2000. He will also assume the duties of Chief Financial Officer of the Company. Mr. Blankenstein has more than 30 years experience at various levels of management. From April 2000 until his recent appointment to the board and as CFO, Mr. Blankenstein was involved in several real estate development projects. Mr. Blankenstein holds a Bachelor of Science degree in finance and banking from Brigham Young University.

     Effective February 1, 2002, the Company entered into an agreement with Hansen Energy Limited, based in Kent, England, under the terms of which Hansen Energy agreed to provide the services of Dr. Michael J. Slater as a consultant to the Company. Mr. Slater may also serve as President of the Company if appointed by the Company's board of directors. Under the agreement, the Company agreed to pay Hansen for the services of Slater. The annual fee is $400,000, with equal monthly payments to be made on the last day of each month. The Company also agreed to reimburse Mr. Slater for reasonable out-of-pocket costs and expenses, including travel, incurred by Mr. Slater in the course of his performance under the agreement.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.



Exhibi
  t              Title of Document               Location
Number

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

10.20    Partnership   Agreement    between   Amendment  No.
         EuroGas,    Inc.,   and    RWE-DEA   1           to
         Aktiengesellschaft for  Mineraloel   Registration
         and Chemie AG, date July 22, 1998    Statement   on
                                              Form S-1 dated
                                              August 3, 1998
                                              Exhibit    No.
                                              10.23

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
                                              2000


         Securities Purchase Agreement        Form 10-K for
10.32    dated October 2, 2000, between       year ended
         the Company and Arkledun Drive       December 31,
         LLC                                  2000

10.33    Registration   Rights    Agreement   Form 10-K  for
         dated  October  2,  2000,  between   year     ended
         the  Company  and  Arkledun  Drive   December   31,
         LLC                                  2000

10.34    Settlement     Agreement     dated   Form 10-K  for
         November  14,  2000,  between  the   year     ended
         Company and Arkledun Drive LLC       December   31,
                                              2000
10.35 Consulting Agreement dated Form 10-K for September 18, 2000, between the year ended Company and Spinneret Financial December 31,
         Systems, Ltd.                        2000

10.36    Securities   Purchase    Agreement   Form 10-K  for
         dated  March 27, 2001 between  the   year     ended
         Company   and  Belmont   Resources   December   31,
         Inc.                                 2000

10.37 Agreement dated April 9, 2001 Form 10-K for between the Company and Belmont year ended
         Resources Inc.                       December   31,
                                              2000
10.38    Warrant  Agreement dated September   Form 10-K  for
         8, 2000 with Oxbridge Limited        year     ended
                                              December   31,
                                              2000
10.39 Warrant Agreement dated September Form 10-K for 8, 2000 with Rockwell year ended
         International Ltd.                   December   31,
                                              2000
10.40 Warrant Agreement dated September Form 10-K for 8, 2000 with Conquest Financial year ended
         Corporation                          December   31,
                                              2000
10.41 Termination and Transfer Form 10-K for Agreement dated June 23, 2000 year ended between the Company and Belmont December 31,
         Resources, Inc.                      2000

10.42    Loan  Agreement  dated  March   3,   Form 10-K  for
         1999  between the Company and  Pan   year     ended
         Asia Mining Corp.                    December   31,
                                              2000
10.43 Agreement dated July 14, 2000 Form 10-K for between the Company and Oxbridge year ended
         Limited                              December   31,
                                              2000
10.44    Amended  Agreement dated July  25,   Form 10-K  for
         2000  between  the  Company,   Pan   year     ended
         Asia  Mining  Corp., and  Oxbridge   December   31,
         Limited                              2000

10.45    Settlement     Agreement     dated   Form 10-K  for
         November  20,  2000  between   the   year     ended
         Company    and    Beaver     River   December   31,
         Resources, Ltd.                      2000

 21.1    Subsidiaries                         Annual  Report
                                              on
                                              Form    10-KSB
                                              for the
                                              Fiscal    year
                                              ended
                                              December   31,
                                              1995,
                                              Exhibit    No.
                                              24*

*    Incorporated by reference

(b)  No current reports on Form 8-K were filed during the reporting quarter.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              EUROGAS, INC.



Dated:  May 20, 2002         By:   /s/  Hank Blankenstein
                                ---------------------------------------------
                                   Hank Blankenstein, Chief Financial Officer
                              (Principal Financial and Accounting Officer)