Form 10-Q
period 2002-06-30
EUROGAS INC
filed 2002-09-12
CIK 783209

________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2002.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _______________ TO _______________.


                           EUROGAS, INC.
                           -------------
       (Exact name of registrant as specified in its charter)

           Utah                0-24781             87-0427676
           ----                -------            ------------
     (State or other       (Commission File       (IRS Employer
       jurisdiction              No.)            Identification
    of incorporation)                                 No.)

                      1006-100 Park Royal South
                        West Vancouver, B.C.
                            Canada V7T 1A2
                      -------------------------
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
YES [X] NO [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value             158,626,460
------------------------------          ----------------
       (Title of Class)           (Number of Shares Outstanding
                                      at September 6, 2002)

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                    2

     Item 2.  Management's Discussion and Analysis of Financial
               Condition                                             13

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                            16

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                         17

  Item 2.  Changes in Securities and Use of Proceeds                 20

     Item 6.  Exhibits and Reports on Form 8-K                       22

     Signatures                                                      28

     Certifications                                                  29

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 EUROGAS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                June 30,   December 31,
                                                  2002         2001
                                              -----------  ------------
                ASSETS
Current Assets
 Cash and cash equivalents                    $   131,204  $    257,831
 Investment in securities available for sale      527,186       782,908
 Investment in fixed-maturity securities                -     1,445,501
 Note receivable                                  362,082             -
 Other receivables                                317,748       586,520
 Other current assets                              21,991        21,050
                                              -----------  ------------

  Total Current Assets                          1,360,211     3,093,810
                                              -----------  ------------

Property and Equipment - full cost
 accounting
 Talc mineral properties and mining             6,433,592     6,300,993
  equipment
 Oil and gas properties not subject to          2,366,000     6,186,606
  amortization
 Furniture and office equipment                   349,454       353,142
                                              -----------  ------------

  Total Property and Equipment                  9,149,046    12,840,741
                                              -----------  ------------
 Less: accumulated depreication
  and amortization                               (184,554)     (183,278)
                                              -----------  ------------

  Net Property and Equipment                    8,964,492    12,657,463
                                              -----------  ------------

Investments - at cost                             358,857       358,857
                                              -----------  ------------

Total Assets                                  $10,683,560  $ 16,110,130
                                              ===========  ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued liabilities                          $ 4,611,599  $  4,525,467
 Accrued liabilities payable to related                 -       416,858
  parties
 Accrued settlement obligation                  6,345,766     6,345,766
 Accrued income taxes                             802,979       802,621
 Notes payable                                     29,531        35,718
 Notes payable to related parties                 223,834       388,576
                                              -----------  ------------

   Total Current Liabilities                   12,013,709    12,515,006
                                              -----------  ------------
Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value;
   3,661,968 shares authorized;                   350,479       350,479
   2,392,228 shares outstanding:
   liquidation preference - $980,469
 Common stock - $0.001 par value;
   325,000,000 shares authorized;                 158,627       144,797
   158,626,460 shares and 144,796,460
   shares issued, respectively
 Additional paid in capital                   141,542,921   139,314,283
 Accumulated deficit                         (141,952,004) (134,659,453)
 Accumulated other comprehensive loss          (1,131,758)   (1,336,314)
 Treasury stock, at cost; 1,096,327
   shares and 725,327 shares,
   respectively                                  (298,414)     (218,668)
                                              -----------  ------------

Total Stockholders' Equity (Deficit)           (1,330,149)    3,595,124
                                              -----------  ------------

Total Liabilities and Stockholders'
 Equity (Deficit)                             $10,683,560  $ 16,110,130
                                              ===========  ============

      The accompanying notes are an integral part of these condensed financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                For the Three Months         For the Six Months
                                    Ended June 30,              Ended June 30,
                              --------------------------  --------------------------
                                  2002          2001          2002          2001
                              ------------  ------------  ------------  ------------

Oil and Gas Sales             $      2,612  $          -  $      2,612  $          -
                              ------------  ------------  ------------  ------------
Costs and Operating expenses
 Impairment of mineral
  interests and equipment        3,937,500     1,154,444     3,937,500     1,154,444
 Depreciation and
  amortization                         518         3,137        22,355         8,572
 Litigation settlement
  expense                        1,690,893     1,690,947     1,690,893     1,690,947
 General and administrative      1,358,253        50,756     1,810,085     1,560,041
                              ------------  ------------  ------------  ------------

   Total Costs and Operating
    Expenses                     6,987,164     2,899,284     7,460,833     4,414,004
                              ------------  ------------  ------------  ------------

Other Income (Expense)
 Interest income                    20,085        42,840        21,087        47,484
 Interest expense                  (84,360)      102,872       (88,279)      (68,128)
 Foreign exchange net gains
  (losses)                         240,405      (188,721)      215,184        (1,113)
 Net gain on sale of
  investments                      104,788     1,086,612       118,112     1,028,222
 Equity in income from
  unconsolidated subsidiary              -             -             -       341,843
 Other expense                     (33,390)       (1,357)      (33,390)            -
                              ------------  ------------  ------------  ------------

  Total Other Income
   (Expense)                       247,528     1,042,246       232,714     1,348,308
                              ------------  ------------  ------------  ------------
Net Loss                        (6,737,024)   (1,857,038)   (7,225,507)   (3,065,696)


Preferred Dividends                 33,707        33,615        67,044        66,861
                              ------------  ------------  ------------  ------------

Loss Applicable to Common
 Shares                       $ (6,770,731) $ (1,890,653) $ (7,292,551) $ (3,132,557)
                              ============  ============  ============  ============
Basic and Diluted Loss Per
 Common Share                 $      (0.05) $      (0.01) $      (0.05) $      (0.02)
                              ============  ============  ============  ============
Weighted Average Number of
 Common Shares Used In Per
 Share Calculation             149,012,440   136,791,515   146,401,707   131,945,908
                              ============  ============  ============  ============

      The accompanying notes are an integral part of these condensed financial statements.

                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                     For the Six Months
                                                        Ended June 30,
                                                 ---------------------------
                                                     2002           2001
                                                 ------------   ------------

Cash Flows From Operating Activities
 Net loss                                        $  (7,225,507) $ (3,065,696)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
  Depreciation, depletion and amortization              22,355         8,572
  Impairment of mineral interests and
   equipment                                         3,937,500     1,154,444
  Gain on sale of securities available
   for sale                                           (118,112)   (1,028,222)
  Net income of unconsolidated subsidiary                    -      (341,842)
  Amortization of discount on fixed                          -       (31,699)
   maturity securities
  Expenses paid by issuance of notes                         -       110,000
   payable to related party
  Warrants issued for settlement cost                1,690,893             -
  Services paid with common stock                            -        48,400
  Foreign currency exchange (gain) loss                (14,075)        1,113
 Changes in assets and liabilities:
  Other receivables                                    279,549      (305,302)
  Prepaid expenses                                           -       514,489
  Accrued liabilities payable to related              (535,574)            -
   parties
  Accrued liabilities                                  522,094       967,250
                                                  ------------  ------------

   Net Cash Used In Operating Activities            (1,440,877)   (1,968,493)
                                                  ------------  ------------

Cash Flows From Investing Activities
 Purchases of mineral interests,                      (220,172)     (240,485)
  property and equipment
 Purchase of securities available for sale              (5,230)            -
 Proceeds from sale of Big Horn Resources Ltd.
  common stock                                               -     3,511,119
 Payments to litigation settlement
  trust account                                              -    (1,000,000)
 Proceeds from sale of securities
  available for sale                                   503,723             -
 Proceeds from sale of property and equipment            5,642       133,393
 Proceeds from sale of investment in fixed-
  maturity securities                                1,100,156             -
 Payment to purchase Rozmin s.r.o                            -      (100,000)
                                                  ------------  ------------

   Net Cash Provided By Investing Activities         1,384,119     2,304,027
                                                  ------------  ------------


Cash Flows From Financing Activities
 Proceeds from issuance of common stock                      -        44,310
 Proceeds from sale of treasury stock                    1,850             -
 Purchase of treasury stock                            (81,596)     (204,793)
                                                  ------------  ------------
   Net Cash Used In Financing Activities               (79,746)     (160,483)
                                                  ------------  ------------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                    9,877         1,806
                                                  ------------  ------------

Net Increase (Decrease) In Cash and                   (126,627)      176,857
 Cash Equivalents

Cash and Equivalents at Beginning of Period            257,831        57,745
                                                  ------------  ------------

Cash and Equivalents at End of Period             $    131,204  $    234,602
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

                 EUROGAS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED) (CONTINUED)


Supplemental  Disclosure  of  Non cash  Investing  and  Financing
Activities

During the six months ended June 30, 2002 and 2001, EuroGas accrued preferred dividends of $67,044 and $66,861, respectively. During March 2002 EuroGas sold its investment in fixed-maturity securities carried at $1,445,501, and received $1,100,156 cash and a note receivable of $345,345.

On June 10, 2002 EuroGas issued 10,000,000 common shares, valued at $1,000,000, for a note receivable from shareholder of $448,425 and upon conversion of $170,291 notes payable, $500,000 in accrued liabilities for salaries to officers, and $118,716, in receivable from related parties.


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

Business Condition - EuroGas has accumulated a deficit of $141,952,004 through June 30, 2002. EuroGas has had substantially no revenue and has incurred losses from operations and negative cash flows from operating activities during the six months ended June 30, 2002 and 2001 and the year ended December 31, 2001. At
June 30, 2002, the Company had a working capital deficiency of $10,653,498. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of oil and gas properties not subject to amortization is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through borrowing and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

NOTE 2 - SIGNIFICANT ACQUISITIONS

Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During April 2002, EuroGas is obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. The 3,830,000 common shares were included in common shares outstanding at June 30, 2002 in the accompanying condensed financial statements. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize $1,926,420 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency,


                EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares to Belmont under this provision of the agreement.

In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of June 30, 2002 EuroGas has accrued $25,000 in advance royalty due to Belmont because the talc deposit was not in commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc., board of directors for not less than one year.

The purchase of the interest in Rozmin s.r.o. was recorded at $3,843,560, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options, and the cash advance royalty to be paid. The issuance of additional common shares under the guarantee of the future market value of the Company's common shares will not result in additional cost when issued. EuroGas accounted for the acquisition as a purchase and allocated the purchase price to the assets acquired, primarily the interest in talc mineral properties. No goodwill was recognized in the purchase transaction. The operations of Rozmin s.r.o. have been included in the consolidated results of operations from its purchase.

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in RimaMuran s.r.o., whose principal asset was a 43% investment in Rozmin s.r.o. On April 2, 2002, EuroGas exchanged its 55% interest in RimaMuran s.r.o. for the 43% investment in Rozmin s.r.o. held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000 to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas has a 43% ownership in Rozmin s.r.o. and will acquire ownership of the remaining 57% interest in Rozmin if the transaction with Belmont is completed. By virtue of its potential ownership of Rozmin s.r.o. and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the talc deposit to commercial production.

NOTE 3 - IMPAIRMENT OF MINERAL INTERESTS AND EQUIPMENT

During the second quarter of 2002, the Company evaluated its investment in the Beaver River Gas project in British Columbia, Canada. The terms of the related farmout agreement provide that the operator of the project will receive payout of all of its investment prior to any payments to the other interest holders and then the Company would receive 3.33% of the net cash flows, if any. The operator has invested in excess of $16,000,000 in the project at June 30, 2002. Due to the low production from the Beaver River Project and low gas prices currently being paid for the production, management has determined that it is unlikely that the Company will receive any of the cash flows from the project, except for nominal overriding royalty payments. Accordingly, the Company recognized a $3,937,500 charge for impairment, which was the carrying value of the Company's investment in the project, during the second quarter of 2002.


                EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 4 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - The Company's investment in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in other comprehensive income (loss). The cost of securities sold was determined by the average-cost method. The investment in securities consisted of the following at June 30, 2002 and December 31, 2001:

                                  June 30,  December 31,
                                    2002        2001
                                  ---------   ---------

     Cost                         $ 448,833   $ 809,612
     Gross unrealized gains          78,353           -
     Gross unrealized losses              -     (26,704)
                                  ---------   ---------
     Estimated fair value         $ 527,186   $ 782,908
                                  =========   =========

During the six months ended June 30, 2002, the Company sold available-for-sale securities for $503,723 gross proceeds that resulted in gross realized gains of $118,112 and no gross realized losses.

Investment in Fixed-Maturity Securities -On March 26, 2002, the Company sold its investment in Enterra preferred stock to Enterra for $1,445,501, of which $1,100,156 was received on March 26, 2002 and $345,345 is due in December 2002 under the terms of a promissory note denominated in Canadian dollars. Due to the recognition of an impairment loss during 2001, no additional gain or loss was recognized from the sale during 2002. As adjusted for changes in foreign currency exchange rates, the carrying value of the note was $362,082 at June 30, 2002.

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE

Polish Tax Refund Receivable - During the year ended December 31, 2001, Pol-Tex Methane Sp.zo.o., a wholly owned subsidiary, was assessed a tax obligation of $186,031 by a Polish tax agency. The Company appealed the decision to the Polish tax court. Subsequent to December 31, 2001 the tax court found in favor of the Company and reversed the total obligation. As of June 30, 2002, the Company has recorded a receivable for $190,357, the amount of the expected refund.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of $416,858 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer. Additionally, the Chief Financial Officer assigned $200,000 of accrued salary, which accrual arose during his service to the Company during 2000, to the Chief Executive Officer. During June 2002, EuroGas entered into a compensation agreement with its Chief Executive Officer and principal shareholder that provides the officer with $300,000 of compensation for his prior services. The compensation was charged to operations during the three months ended June 30, 2002. The resulting $381,284 payable to the officer was converted into common stock as further described in Note 7 to the financial statements.


                  EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock - There are 2,391,968 shares of 1995 Series Preferred Stock (the "1995 Series preferred stock") issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Each share of the 1995 Series preferred shares is convertible into two common shares upon lawful presentation of the share certificates. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series preferred stock are $119,598.

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

The following is a summary of the preferred stock outstanding at June 30, 2002:


                  Shares       Liquidation Preference   Annual Dividend Requirement
                               ----------------------   ---------------------------
Designation     Outstanding       Per Share     Total     Per Share     Total
-----------     -----------    ------------   -------   -----------   ---------
 1995 Series      2,391,968    $       0.10   $239,197  $      0.05   $ 119,598
 1997 Series A
    Convertible         260        1,000.00    260,000        60.00      15,600
                -----------                   --------                ---------

 Total           2,392,228                    $499,197                $ 135,198
                 =========                    ========                =========



Common Stock and Warrants- On June 10, 2002 the Company issued its Chief Executive Officer and principal shareholder 10,000,000 common shares and warrants to purchase 10,000,000 additional common shares at $0.125 per share through June 9, 2003 and at $0.15 per share through June 10, 2004. The common shares were valued at $0.10 per share based upon the quoted market price of $0.12 per share on the date of the issuance, less a discount for restrictions on the resale of the common stock issued. The common shares and warrants were issued in exchange for the conversion of $170,291 of notes payable to related parties, $381,284 of accrued liabilities to a related party and a note receivable from its Chief Executive Officer in the amount of $448,425. The note receivable is secured by the common shares issued and is due within one year. The note receivable is reflected in the accompanying financial statements as an offset to stockholders' equity (deficit).

The warrants had no intrinsic value on the date of the issuance; accordingly, no compensation was recognized from the issuance of the warrants. The fair value of the warrants granted was $754,448, estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.15%; expected volatility of 171%; dividend yield of 0%; and expected life of 2 years.


                 EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

On May 9, 2002 the Company issued warrants to purchase 5,714,286 common shares at $0.15 per share, principally to the Chief Executive Officer and also to others. The warrants were issued to holders of warrants originally issued in January 2000 in connection with the issuance of $3,000,000 in debentures. Those original warrants expired on March 31, 2002. The new warrants are exercisable through March 31, 2004. The warrants granted have been recorded at their fair value of $1,690,893 and the related settlement expense has been charged to operations in the accompanying condensed consolidated financial statements. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.27%; expected volatility of 174%; dividend yield of 0%; and expected life of 2 years.

Treasury Stock - The Company purchased 371,000 shares of treasury stock during January 2002 for $81,496, or $0.22 per share.

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at June 30, 2002 and December 31, 2001:


   Foreign currency translation
    adjustments                         $(1,210,111)    $(1,309,610)

   Unrealized gain (loss) on
    investments in securities
    available-for-sale                       78,353         (26,704)
                                        -----------     -----------

   Accumulated  Other  Comprehensive
    Loss                                $(1,131,758)    $(1,336,314)
                                        ===========     ===========

NOTE 9 - CONTINGENCIES AND COMMITMENTS

The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) as follows:

McKenzie Bankruptcy Claim - This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and
case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.


                 EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

In March of 1997, the Trustee brought a related suit styled W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-
4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants
should  be accounted for and turned over to the Trustee.   As  to
the  Company,  the  Trustee asserts that as transfer  agent,  the
Company   should   turn  over  the  preferred   stock   presently
outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer
agent   to   the   stock  in  question.   This  suit   has   been
administratively consolidated with 97-4114, as amended, and is currently pending before the Houston bankruptcy court.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was granted by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and an officer and a shareholder (other named defendants). These motions are currently pending before the Court. No trial date has been set.

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-
3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-
3444). This suit seeks damages in excess of $170,000 for the defendants alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit. The motion is currently pending before the court.

Management's estimate of the amount due under the claims made by the Trustee has been accrued in the accompanying consolidated financial statements as of June 30, 2002.

Kukui, Inc. Claim - In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 additional common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Estate of Bernice Pauahi Bishop (the "Bishop Estate"), Kukui's


                  EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

In December 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc., and the Trustees of the Bishop Estate , which had pursued separate claims against EuroGas (the "Settlement Agreement"). The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the Settlement Agreement on May 23, 2000. The claims of Kukui, Inc. and the Trustees of the Bishop Estate have been dismissed pursuant to the terms of the Settlement Agreement. Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee. The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

Holbrook Claim - On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement styled James R. Holbrook v. W. Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas, which appeals are currently pending. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

Netherlands Tax Claim - EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of an amount equivalent to approximately $803,000 at June 30, 2002. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.


                EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Other Contingencies and Commitments - During 2002, the Company's Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company lost $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global's subsidiaries.

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

On February 5, 2002 EuroGas entered into an employment agreement with its new President. The three-year agreement provides for
annual   compensation  of  $400,000  to  be   paid   in   monthly
installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement.
In June 2002, the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month.


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

Recent Events

Investment in the Beaver River Project - During the second quarter of 2002, the Company evaluated its investment in the Beaver River Gas project in British Columbia, Canada. The terms of the related farmout agreement provide that the operator of the project will receive payout of all of its investment prior to any payments to the other interest holders and then the Company would receive 3.33% of the net cash flows, if any. The operator has invested in excess of $16,000,000 in the project at June 30, 2002. Due to the low production from the Beaver River Project and low gas prices currently being paid for the production, management has determined that it is unlikely that the Company will receive any of the cash flows from the project, except for nominal overriding royalty payments. Accordingly, the Company recognized a $3,937,500 charge for impairment, which was the carrying value of the Company's investment in the Project, during the second quarter of 2002.

Polish Tax Refund Receivable - During the year ended December 31, 2001, Pol-Tex Methane Sp.zo.o., a wholly owned subsidiary of the Company, was assessed a tax obligation of $186,031 by a Polish tax agency. The Company appealed the decision to the Polish tax court. Subsequent to December 31, 2001 the tax court found in favor of the Company and reversed the total obligation. As of June 30, 2002, the Company has recorded a receivable for $232,483, the amount of the expected refund.

Employment Agreements - On February 5, 2002 EuroGas entered into an employment agreement with Dr. Michael J. Slater, the Company's new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement. In June 2002 the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month.

Rozmin Acquisition - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. ("Rozmin"), by purchasing a 55% interest in RimaMuran s.r.o. ("RimaMuran"), whose principal asset was a 43% investment in Rozmin. On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas's issuing 12,000,000 common shares to Belmont, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas also agreed to register the resale of the common shares issued. Under the 2001 agreement, EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas further agreed to issue additional common shares if the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares was less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize $1,926,420 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares to Belmont under this provision of the agreement.


In connection with the purchase by EuroGas, Rozmin granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. The Company granted to Belmont the right to appoint one member of the Company's board of directors for not less than one year. In connection with the acquisition, EuroGas further modified the exercise price of options held by Belmont for the purchase of 2,500,000 common shares from$0.82 per share to$0.40 per share.

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in Rima Muran, whose principal asset was a 43% investment in Rozmin. On April 2, 2002, EuroGas exchanged its 55% interest in RimaMuran for the 43% investment in Rozmin held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000 to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas has a direct 43% ownership in Rozmin free of encumbrances, and will acquire direct ownership of the remaining 57% interest in Rozmin once the transaction with Belmont is completed. By virtue of its ownership of Rozmin and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the deposit to commercial production.

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended June 30, 2002 and 2001, respectively.


                                   For the Three Months              For the Six Months
                                       Ended June 30,                   Ended June 30,
                                ---------------------------     ---------------------------
                                    2002            2001            2002            2001
                                -----------     -----------     -----------     -----------
Oil and Gas Sales               $     2,612     $         -     $     2,612     $         -

Operating Expenses
Impairment of mineral             3,937,500       1,154,444       3,937,500       1,154,444
 interest and equipment
Depreciation and
amortization                            518           3,137          22,355           8,572
Litigation settlement             1,690,893       1,690,947       1,690,893       1,690,947
expense
General and administrative        1,358,253          50,756       1,490,085       1,560,041
                                -----------     -----------     -----------     -----------

Total Operating Expenses          6,987,164       2,899,284       7,460,833       4,414,004


Other Income (Expense)
Interest income                      20,085          42,840          21,087          47,484
Interest expense                    (84,360)        102,872         (88,279)        (68,128)
Foreign exchange gains
(losses)                            240,405        (188,721)        215,184          (1,113)
Net gain on sale of
 investments                        104,788       1,086,612         118,112       1,028,222
Other expense                       (33,390)         (1,357)        (33,390)              -
Equity in income from
unconsolidated subsidiary                 -               -               -         341,843
                                -----------     -----------     -----------     -----------

Net Loss                         (6,737,024)     (1,857,038)     (7,225,507)     (3,065,696)



Three months ended June 30, 2002, compared with three months ended June 30, 2001

     Revenues. At December 31, 2000, EuroGas owned 50.1% of the capital stock of Big Horn Resources, Ltd., a Canadian full service oil and gas producer. Big Horn's business was conducted primarily in western Canada,particularly in the provinces of Alberta and Saskatchewan. Through 2001, the Company sold its shares of Big Horn.


     As a result of the Company's sale of its controlling interest in Big Horn, and the non-consolidation of Big Horn thereafter, the Company had substantially no oil and gas sales for the three months ended June 30, 2002 and 2001.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation and amortization,  cost  of  mineral  interests  and  equipment,  and impairment of mineral interests and equipment. General and administrative expenses were $1,358,253 for the three months ended June 30, 2002, compared to $50,756 for the three months ended June 30, 2001. The increase in administrative expenses is the result of several employees accruing salaries and increased costs in the use outside consultants. Depreciation and amortization expenses were $518 for the three months ended June 30, 2002, compared to $3,137 for the three months ended June 30, 2001. This change is primarily attributable to the Polish subsidiaries.

     Interest expense was $84,360 for the three months ended June 30, 2002. This is compared to an interest reversal of $102,872 during the three months ended June 30, 2001. The primary reason for the decrease in interest expense was due to debentures decreasing during 2001 and not being outstanding in 2002.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $141,952,000 as of June 30, 2002, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets are not available.

     Net Loss. The Company incurred a net loss of $6,737,024 for the three months ended June 30, 2002, compared to a net loss of $1,857,038 for the three months ended June 30, 2001. The losses were due in large part to $3,937,500 of impairment of oil property interests, the grant of stock purchase warrants as settlement costs of $1,690,893, and as the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a gain of $240,405 in the three months ended June 30, 2002, compared to a loss of $188,721 in the three months ended June 30, 2001, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six  months  ended June 30, 2002, compared with six months  ended
June 30, 2001

     Revenues. At December 31, 2000, EuroGas owned 50.1% of the capital stock of Big Horn Resources, Ltd., a Canadian full service oil and gas producer. Big Horn's business was conducted primarily in western Canada, particularly in the provinces of Alberta and Saskatchewan. Through 2001, the Company sold its shares of Big Horn. As a result of the Company's sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had substantially no oil and gas sales for the six months ended June 30, 2002 and 2001.

     Operating Expenses. General and administrative expenses were $1,810,085 for the six months ended June 30, 2001, compared to $1,560,041 for the six months ended June 30, 2001, an increase of 16 percent. The increase in administrative expenses is the result of accruing salaries for several employees and increased expenses for outside consultants. Depreciation and amortization expenses were $22,355 for the six months ended June 30, 2002, compared to $8,572 for the six months ended June 30, 2001. This increase is primarily attributable to the Polish subsidiaries.

     Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $141,952,000 as of June 30, 2002, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets are not available.


     Net Loss. The Company incurred a net loss of $7,225,507 for the six months ended June 30, 2002, compared to a net loss of $3,065,696 for the six months ended June 30, 2001. The losses were due in large part to $3,937,500 of impairment of oil property interests, the grant of stock purchase warrants as settlement costs of $1,690,893, and as the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses. As indicated above, the Company is subject to fluctuations in currency exchange rates, which may result in recognition of significant gains or losses during any period. The Company recognized a net gain of $215,184 during the six months ended June 30, 2002 and a net loss of $1,113 during the six months ended June 30, 2001, as a result of exchange rate changes and currency transactions. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $141,952,004 at June 30, 2002, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2002, the Company had total current assets of $1,360,211 and total current liabilities of $12,013,709 resulting in negative working capital of $10,653,498. As of June 30, 2002, the Company's balance sheet reflected $2,366,000 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the six months ended June 30, 2002, the Company received $1,100,156 in cash from the sale of its Enterra preferred stock, received $503,723 from the sale of securities available for sale, but expended $220,172 in the purchase of property and equipment and development of mineral interests, $1,440,877 in operations and $81,596 to purchase treasury stock. As a result, the Company's financing activities used net cash of $79,746 during the six-month period ended June 30, 2002.

      While the Company had cash of $131,204 at June 30, 2002, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The  principal  portion  of the Company's active  litigation,  as
described  in  the  following  six  paragraphs  involve   matters
relating   to  the  Company's  acquisition  of  GlobeGas   (which


indirectly controlled the Pol-Tex Concession in Poland). This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

In March of 1997, the Trustee brought a related suit styled W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-
4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants
should  be accounted for and turned over to the Trustee.   As  to
the  Company,  the  Trustee asserts that as transfer  agent,  the
Company   should   turn  over  the  preferred   stock   presently
outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer
agent   to   the   stock  in  question.   This  suit   has   been
administratively consolidated with 97-4114, as amended, and is currently pending before the Houston bankruptcy court.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was granted by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and an officer and a shareholder (other named defendants). These motions are currently pending before the Court. No trial date has been set.

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-
3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-
3444). This suit seeks damages in excess of $170,000 for the defendants alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit. The motion is currently pending before the court.

Management's estimate of the amount due under the claims made by the Trustee has been accrued in the accompanying consolidated financial statements as of June 30, 2002.

In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 additional common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Estate of Bernice Pauahi Bishop (the "Bishop Estate"), Kukui's parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

In December 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc., and the Trustees of the Bishop Estate , which had pursued separate claims against EuroGas (the "Settlement Agreement"). The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the Settlement Agreement on May 23, 2000. The claims of Kukui, Inc. and the Trustees of the Bishop Estate have been dismissed pursuant to the terms of the Settlement Agreement. Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee. The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement styled James R. Holbrook v. W. Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-
3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas, which appeals are currently pending. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

      Netherlands Tax Assessment. For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though Globe Gas had significant operating losses. On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000. The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets
of  GlobeGas  in  satisfaction of the  assessment.       The  tax
assessment is payable in Euro, and as a result fluctuates on the Company's financial statements due to adjustments in exchange rates. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

     Dissolution of Energy Global A.G. During 2002, the Company's Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company lost $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global's subsidiaries.

     Geocon Litigation. On April 13, 2001, Geocon Group Services, Ltd. filed suit against EuroGas in an action styled Geocon Group Services, Ltd. v. EuroGas, Inc., (Civil No. 010404108), in the Salt Lake County Court, Sandy Department, Third District Court, State of Utah. The suit seeks $45,163 for services allegedly performed by Geocon. The Company and Geocon have entered into a Settlement Agreement, however the Company has not had sufficient funds to make the settlement payment under the agreement.



Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent sales of unregistered Securities.

     In connection with the April 17, 2001, agreement with Belmont Resources, Inc. ("Belmont") to purchase Belmont's interest in Rozmin s.r.o ("Rozmin"), the Company made certain guarantees to Belmont. First, the Company agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. Through April 2002, EuroGas was obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. The Company's obligation to issue these shares matured during the quarter ended June 30, 2002. The Company will issue such shares without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of stock will be issued as restricted securities and the certificates representing the shares will be stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

      Additionally, the Company agreed to issue additional common shares to Belmont if Belmont did not realize at least $1,926,420 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares or any resulting deficiency, the Company's obligation to issue these shares has not matured, and the Company has not issued the shares. Further, the Company is presently not able to calculate the number of shares that it may be obligated to issue, but estimates that the number of shares may be approximately 12,000,000 additional common shares to Belmont under this provision of the agreement.

      In June 2002, the Company sold, in a private placement offering, 10,000,000 units, each unit consisting of one share of its common stock and one Series A two-year common stock purchase warrant with an exercise price ranging from $0.125 to $0.15 per share (depending on the date of exercise), to Wolfgang Rabaull, the Company's Chairman and Chief Executive Officer. The Company issued such shares and warrants without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of stock and the warrants were issued as restricted securities and the warrants and the certificates representing the shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

      On May 9, 2002, the Company issued to Herb Zimmer and Wolfgang Rauball, the Company's Chaiman and Chief Executive
Officer, warrants to purchase up to 5,714,286 shares of the Company's common stock at an exercise price of $0.15 per share, exercisable through March 31, 2004. The Company issued the warrants without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The warrants were issued as restricted securities and were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.

Exhibit
Number           Title of Document               Location
-------- -------------------------------      ---------------

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

2.3      English translation of Transfer      Report on Form
         Agreement between                    8-K
         EuroGas and OMV, Inc. for the        dated June 11,
         Acquisition of                       1997
         OMV (Yakut) Exploration GmbH
         dated June 11, 1997                  Exhibit No. 1*

2.4      Asset Exchange Agreement between     Report on Form
         EuroGas, Inc.,                       S-1 dated July,
          and Beaver River Resources,         23,1998
         Ltd., dated April 1, 1988            Exhibit No. 203*


3.1      Articles of Incorporation            Registration
                                              Statement
                                              on Form S-18,
                                              File
                                              No. 33-1381-D
                                               Exhibit No.
                                              1*

3.2      Amended Bylaws                       Annual Report
                                              on
                                              Form 10-K for
                                              the
                                              fiscal year
                                              ended
                                              September 30,
                                              1990,
                                               Exhibit No.
                                              1*

Number           Title of Document               Location
-------- -------------------------------      ---------------

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
                                              Exhibit No.
                                              3.06*

3.7      Articles of Share Exchange           Report on Form
                                              8-K August
                                              3, 1994,
                                              Exhibit No. 6*

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
                                              Exhibit No.
                                              13*

Number           Title of Document               Location
-------- -------------------------------      ---------------

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

10.6     General Agreement governing the      Report on Form
         operation of                         8-K
         McKenzie Methane Poland, B.V.        dated August
                                              3, 1994,
                                              Exhibit No. 2*

10.7     Concession Agreement between         Annual Report
         Ministry of                          on
         Environmental Protection, Natural    Form 10-KSB
         Resources, and                       for the
         Forestry and Pol-Tex Methane Ltd.    fiscal year
                                              ended
                                              Dec ember 31,
                                              1995,
                                              Exh ibit No.
                                              18*

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
                                              Exhibit No.
                                              23*


Number           Title of Document               Location
-------- -------------------------------      ---------------

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
         Methane, dated October 3, 1997       Exhibit No. 1*

10.22    Agreement between Polish Oil and     Quarterly
         Gas Mining Joint                     Report on

         Stock Company and EuroGas, Inc.,     Form 10-Q
         dated October 23, 1997               dated
                                              September 30,
                                              1997
                                              Exhibit No. 2*

10.23    Agreement for Acquisition of 5%      Quarterly
         Interest in a                        Report on
         Subsidiary by and between            Form 10-Q
         EuroGas, Inc., B. Grohe,             dated
         and T. Koerfer, dated November       September 30,
         11, 1997                             1997
                                              Exhibit No. 3*


Number           Title of Document               Location
-------- -------------------------------      ---------------

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

10.25    Lease Agreement dated September      Registration
         3, 1996, between Potomac             Statement
         Corporation and the Company;         on Form S-1,
         Letter of Amendment dated            File No.
         September 30, 1999.                  333-92009
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

10.31    Settlement Agreement dated June      Form 10-K for
         16, 2000, between the Company and    year ended
         FCOC                                 December 31,
                                              2000


10.32    Securities Purchase Agreement        Form 10-K for
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

10.37    Agreement dated April 9, 2001        Form 10-K for
         between the Company and Belmont      year ended
         Resources Inc.                       December 31,
                                              2000
10.38    Warrant Agreement dated September    Form 10-K for
         8, 2000 with Oxbridge Limited        year ended
                                              December 31,
                                              2000
                                26

Number           Title of Document               Location
-------- -------------------------------      ---------------

10.39    Warrant Agreement dated September    Form 10-K for
         8, 2000 with Rockwell                year ended
         International Ltd.                   December 31,
                                              2000
10.40    Warrant Agreement dated September    Form 10-K for
         8, 2000 with Conquest Financial      year ended
         Corporation                          December 31,
                                              2000
10.41    Termination and Transfer             Form 10-K for
         Agreement dated June 23, 2000        year ended
         between the Company and Belmont      December 31,
         Resources, Inc.                      2000

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

21.1     Subsidiaries                         Annual Report
                                              on
                                              Form 10-KSB
                                              for the
                                              Fiscal year
                                              ended
                                              December 31,
                                              1995,
                                              Exhibit No.
                                              24*
99.1     Certification under Section 906      Attached
         of the Sarbanes-Oxley Act (18
         U.S.C. SECTION 1350)


*    Incorporated by reference

     (b) No current reports on Form 8-K were filed during the reporting quarter.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                              EUROGAS, INC.



Dated:


September 11, 2002         By:    /s/ Wolfgang Rauball
                              -----------------------------------------
                              Wolfgang Rauball, Chief Executive Officer
                              (Principal Executive Officer)



September 11, 2002         By:   /s/ Hank Blankenstein
                              ------------------------------------------
                              Hank Blankenstein, Chief Financial Officer
                             (Principal Financial and Accounting Officer)


                         CERTIFICATIONS


I, Wolfgang Rauball, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EuroGas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


  /s/ Wolfgang Rauball
------------------------
Name: Wolfgang Rauball
Date: September 11, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]

I, Hank Blankenstein, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EuroGas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 /s/  Hank Blankenstein
------------------------
Name: Hank Blankenstein
Date: September 11, 2002

[EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certification as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this quarterly report of Form 10-Q covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.]