Form 10-Q/A
period 2002-06-30
EUROGAS INC
filed 2002-09-12
CIK 783209

________________________________________________________________

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


                 EUROGAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

On May 9, 2002 the Company issued warrants to purchase 17,142,858 common shares at $0.15 per share, principally to the Chief Executive Officer and also to others. The warrants were issued to holders of warrants originally issued in January 2000 in connection with the issuance of $3,000,000 in debentures. Those original warrants expired on March 31, 2002. The new warrants are exercisable through March 31, 2004. The warrants granted have been recorded at their fair value of $1,690,893 and the related settlement expense has been charged to operations in the accompanying condensed consolidated financial statements. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.27%; expected volatility of 174%; dividend yield of 0%; and expected life of 2 years.

Treasury Stock - The Company purchased 381,000 shares of treasury stock during January 2002 for $81,596, or $0.22 per share, and sold 10,000 shares at $0.20 per share.

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

      On May 9, 2002, the Company issued to Herb Zimmer and Wolfgang Rauball, the Company's Chairman and Chief Executive
Officer, warrants to purchase up to 17,142,858 shares of the Company's common stock at an exercise price of $0.15 per share, exercisable through March 31, 2004. The Company issued the warrants without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The warrants were issued as restricted securities and were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.


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

10.46    Agreement dated February 5,          Attached
         2002 between Hansen Energy
         Limited and EuroGas, Inc.

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