Form 10-Q
period 2002-09-30
EUROGAS INC
filed 2002-11-26
CIK 783209

________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
_______________.

                                  EUROGAS, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

     Utah                          0-24781                  87-0427676
     ----                          -------                  ----------
(State or other             (Commission File No.)          (IRS Employer
 jurisdiction of                                        Identification No.)
 incorporation)

                            1006-100 Park Royal South
                               West Vancouver, B.C.
                                  Canada V7T 1A2
                           ---------------------------
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
YES [X] NO [  ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value                     158,626,460
------------------------------           -------------------------------
     (Title of Class)                   (Number of Shares Outstanding at
                                               November 20, 2002)


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements                                          3


              Condensed Consolidated Balance Sheets (Unaudited)             3

              Condensed Consolidated Statements of Operations
               (Unaudited) for the Three and Nine Months Ended
                September 30, 2002 and 2001                                 4

              Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the Nine Months Ended September 30,
               2002 and 2001                                                5

              Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                  7

     Item 2.  Management's Discussion and Analysis of Financial Condition  15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   19

     Item 4.  Controls and Procedures                                      19

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                               19

  Item 6.  Exhibits and Reports on Form 8-K                                22

     Signatures                                                            28

     Certifications                                                        29


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         EUROGAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               September 30,  December 31,
                                                    2002           2001
                                                ------------   ------------
                 ASSETS
Current Assets
 Cash and cash equivalents                      $    265,741   $    257,831
 Investment in securities available for sale         540,428        782,908
 Investment in fixed-maturity securities                   -      1,445,501
 Receivable due from related parties                  83,670              -
 Other receivables                                   137,197        586,520
 Other current assets                                 23,950         21,050
                                                ------------   ------------
     Total Current Assets                          1,050,986      3,093,810
                                                ------------   ------------

Property and Equipment - full cost accounting
 Talc mineral properties and mining equipment      6,433,592      6,300,993
 Oil and gas properties not subject to
  amortization                                     2,365,198      6,186,606
 Furniture and office equipment                      359,051        353,142
                                                ------------   ------------
     Total Property and Equipment                  9,157,841     12,840,741
 Less: accumulated depreciation and
  amortization                                      (184,167)      (183,278)
                                                ------------   ------------
     Net Property and Equipment                    8,973,674     12,657,463
                                                ------------   ------------

Investments - at cost                                358,857        358,857
                                                ------------   ------------

Total Assets                                    $ 10,383,517   $ 16,110,130
                                                ============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accrued liabilities                            $  4,726,939   $  4,525,467
 Accrued liabilities payable to related parties            -        416,858
 Accrued settlement obligation                     6,876,490      6,345,766
 Accrued income taxes                                802,225        802,621
 Notes payable                                        29,531         35,718
 Notes payable to related parties                    223,678        388,576
                                                ------------   ------------
    Total Current Liabilities                     12,658,863     12,515,006
                                                ------------   ------------

Stockholders' Equity (Deficit)
 Preferred stock - $0.001 par value;
  3,661,968 shares authorized;                       350,479        350,479
  2,392,228 shares outstanding:
  liquidation preference - $980,469
 Common stock - $0.001 par value;
  325,000,000 shares authorized;                     158,627        144,797
  160,044,307 shares and 144,796,460
  shares issued, respectively
 Additional paid-in capital                      141,542,921    139,314,283
 Accumulated deficit                            (142,926,465)  (134,659,453)
 Accumulated other comprehensive loss             (1,102,494)    (1,336,314)
 Treasury stock, at cost; 1,096,327 shares
  and 725,327 shares, respectively                  (298,414)      (218,668)
                                                ------------   ------------
    Total Stockholders' Equity (Deficit)          (2,275,346)     3,595,124
                                                ------------   ------------

Total Liabilities and Stockholders'             $ 10,383,517   $ 16,110,130
 Equity (Deficit)                               ============   ============

     The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               For the Three Months         For the Nine Months
                                Ended September 30,         Ended September 30,
                             -------------------------   -------------------------
                                2002          2001           2002         2001
                             -----------   -----------   -----------   -----------
Oil and Gas Sales            $     2,462   $    33,787   $     5,074   $    33,787
                             -----------   -----------   -----------   -----------
Costs and Operating expenses
 Impairment (recovery) of
  mineral interests and
  equipment                            -      (360,000)    3,937,500       794,444
 Depreciation and
  amortization                     5,890         7,529        28,245        16,101
 Litigation settlement
  expense (recovery)             530,724      (271,929)    2,221,617     1,419,018
 General and administrative      509,330        74,069     2,319,415     1,883,498
                             -----------   -----------   -----------   -----------
   Total Costs and Operating
    Expenses                   1,045,944      (550,331)    8,506,777     4,113,061
                             -----------   -----------   -----------   -----------

Other Income (Expense)
 Interest income                  74,637        83,713        95,724       131,197
 Interest expense                 (2,168)     (111,443)      (90,447)     (179,571)
 Foreign exchange net gains
  (losses)                       (20,150)     (204,187)      195,034      (205,300)
 Net gain (loss)on sale of
  investments                   (144,148)            -       (26,036)    1,028,222
 Gain on sale of equipment       140,282       103,389       140,282       352,777
 Equity in income from
  unconsolidated subsidiary            -             -             -       341,843
 Other income (expense)           54,644             -        21,254             -
                             -----------   -----------   -----------   -----------
   Total Other Income
    (Expense)                    103,097      (128,528)      335,811     1,469,168
                             -----------   -----------   -----------   -----------

Net Income (Loss)               (940,385)      455,590    (8,165,892)   (2,610,106)

Preferred Dividends               34,076        33,984       101,120       100,845
                             -----------   -----------   -----------   -----------
Income (Loss) Applicable
 to Common Shares            $  (974,461)  $   421,606   $(8,267,012)  $(2,710,951)
                             ===========   ===========   ===========   ===========

Basic and Diluted Income
 (Loss) Per Common Share     $     (0.01)  $         -   $     (0.06)  $     (0.02)
                             ===========   ===========   ===========   ===========
Weighted Average Number of
 Common Shares Used In Per
 Share Calculation           157,530,132   105,641,055   150,151,945   134,732,687
                             ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of these condensed financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                For the Nine Months
                                                Ended September 30,
                                                2002          2001
                                                ------------    ------------
Cash Flows From Operating Activities
 Net loss                                       $ (8,165,892)   $ (2,610,106)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
  Depreciation, depletion and amortization            21,837          16,101
  Impairment of mineral interests and equipment    3,937,500         794,444
  Gain on sale of property and equipment            (140,282)              -
  Gain on sale of securities available for sale     (118,112)     (1,028,222)
  Loss on sale of notes receivable                   144,148               -
  Net income of unconsolidated subsidiary                  -        (341,843)
  Amortization of discount on fixed maturity
   securities                                              -        (114,896)
  Expenses  paid by issuance of notes  payable
   to related party                                        -         110,000
  Warrants issued for settlement cost              1,690,893               -
  Services paid with common stock                          -          48,400
  Foreign currency exchange (gain) loss             (195,034)        205,300
  Changes in assets and liabilities:
   Other receivables                                 460,100        (377,344)
   Prepaid expenses                                        -         616,763
   Receivable due from related parties               (83,670)              -
   Accrued liabilities payable to related parties   (535,574)              -
   Accrued liabilities and settlement
    obligations                                    1,344,323         823,750
                                                ------------    ------------

    Net Cash Used In Operating Activities         (1,639,763)     (1,857,653)
                                                ------------    ------------

Cash Flows From Investing Activities
 Purchases of mineral interests, property
  and equipment                                     (220,172)       (239,305)
 Purchase of securities available for sale            (5,230)              -
 Proceeds from sale of Big Horn Resources
  Ltd. common stock                                        -       3,467,795
 Proceeds from sale of securities available
  for sale                                           503,723               -
 Proceeds from sale of note receivable               208,213               -
 Proceeds from sale of property and equipment        146,726         210,881
 Proceeds from sale of investment in fixed-
  maturity securities                              1,100,156               -
 Payment to purchase Rozmin s.r.o                          -        (100,000)
                                                ------------    ------------
    Net Cash Provided By Investing Activities      1,733,416       3,339,371
                                                ------------    ------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                    -          44,310
 Proceeds from sale of treasury stock                  1,850               -
 Payment on accrued liabilities to related
  party                                                    -      (1,113,758)
 Payment on notes payable to related party              (156)              -
 Purchase of treasury stock                          (81,596)       (204,793)
                                                ------------    ------------
    Net Cash Used In Financing Activities            (79,902)     (1,274,241)
                                                ------------    ------------

Effect of Exchange Rate Changes on Cash and
 Cash Equivalents                                     (5,841)           (772)
                                                ------------    ------------

Net Increase (Decrease) In Cash and
 Cash Equivalents                                      7,910         206,705

Cash and Equivalents at Beginning of Period          257,831          57,745
                                                ------------    ------------

Cash and Equivalents at End of Period           $    265,741    $    264,450
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

                         EUROGAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)


Supplemental Disclosure of Non cash Investing and Financing Activities

During the nine months ended September 30, 2002 and 2001, EuroGas accrued preferred dividends of $101,121 and $108,845, respectively. During March 2002 EuroGas sold its investment in fixed-maturity securities carried at $1,445,501, and received $1,100,156 cash and a note receivable of $345,345.

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

                    EUROGAS, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2001. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.1

Business Condition - EuroGas has accumulated a deficit of $142,926,465 through September 30, 2002. EuroGas has had substantially no revenue and has incurred losses from operations and negative cash flows from operating activities during the nine months ended September 30, 2002 and 2001 and the year ended December 31, 2001. At September 30, 2002, the Company had a working capital deficiency of $11,607,877. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of oil and gas properties not subject to amortization is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations and acquisitions through borrowing and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. 2

Reclassifications - Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

Recent Accounting Pronouncements- In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE 2 - SIGNIFICANT ACQUISITIONS

Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During April 2002, EuroGas is obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. The 3,830,000 common shares were included in common shares outstanding at September 30, 2002 in the accompanying condensed financial statements. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares, based on recent market prices for the Company's common stock, to Belmont under this provision of the agreement.

In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of September 30, 2002 EuroGas has accrued $55,000 in advance royalty due to Belmont because the talc deposit was not in commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc., board of directors for not less than one year.

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

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in RimaMuran s.r.o., whose principal asset was a 43% investment in Rozmin s.r.o. On April 2, 2002, EuroGas exchanged its 55% interest in RimaMuran s.r.o. for the 43% investment in Rozmin s.r.o. held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000 to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas has a 43% ownership in Rozmin s.r.o. and will acquire ownership of the remaining 57% interest in Rozmin if the contingency for additional stock issuances to Belmont is resolved. By virtue of its potential ownership of Rozmin s.r.o. and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the talc deposit to commercial production.

NOTE 3 - IMPAIRMENT OF MINERAL INTERESTS AND EQUIPMENT

During the second quarter of 2002, the Company evaluated its investment in the Beaver River Gas project in British Columbia, Canada. The terms of the related farmout agreement provide that the operator of the project will receive payout of all of its investment prior to any payments to the other interest holders and then the Company would receive 3.33% of the net cash flows, if any. The operator has invested in excess of $16,000,000 in the project at September 30, 2002. Due to the low production from the Beaver River Project and low gas prices currently being paid for the production, management has determined that it is unlikely that the Company will receive any of the cash flows from the project, except for nominal overriding royalty payments. Accordingly, the Company recognized a $3,937,500 charge for impairment, which was the carrying value of the Company's investment in the project, during the second quarter of 2002.

NOTE 4 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - The Company's investment in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in other comprehensive income (loss). The cost of securities sold was determined by the average-cost method. The investment in securities consisted of the following at September 30, 2002 and December 31, 2001:

                                   September 30,   December 31,
                                       2002           2001
                                    ---------       ---------
     Cost                           $ 429,819       $ 809,612
     Gross unrealized gains           110,638               -
     Gross unrealized losses                -        (26,704)
                                    ---------       ---------
     Estimated fair value           $ 540,457       $ 782,908
                                    =========       =========

During the nine months ended September 30, 2002, the Company sold available-for-sale securities for $503,723 gross proceeds that resulted in gross realized gains of $118,112 and no gross realized losses.

Investment in Fixed-Maturity Securities -On March 26, 2002, the Company sold its investment in Enterra preferred stock to Enterra for $1,445,501, of which $1,100,156 was received on March 26, 2002 and $345,345 was due in December 2002 under the terms of a promissory note denominated in Canadian dollars. Due to the recognition of an impairment loss during 2001, no additional gain or loss was recognized from the sale during 2002. On August 15, 2002 EuroGas received $208,213 in full satisfaction of the promissory note. As adjusted for changes in foreign currency exchange rates, the carrying value of the note was $352,360 immediately prior to the settlement. The difference of $144,148 between the carrying value and the cash received in settlement was charged to operations as a loss on the settlement of the note.

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE

Polish Tax Refund Receivable - During the year ended December 31, 2001, Pol-Tex Methane Sp.zo.o., a wholly owned subsidiary, was assessed a tax obligation of $186,031 by a Polish tax agency. The Company appealed the decision to the Polish tax court. Subsequent to December 31, 2001 the tax court found in favor of the Company and reversed the total obligation. During September, 2002, the Company received $190,357, the expected refund.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of


$416,858 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer. Additionally, the Chief Financial Officer assigned $200,000 of accrued salary, which accrual arose during his service to the Company during 2000, to the Chief Executive Officer. During June 2002, EuroGas entered into a compensation agreement with its Chief Executive Officer and principal shareholder that provides the officer with $300,000 of compensation for his prior services. The compensation was charged to operations during the three months ended June 30, 2002. The resulting $381,284 payable to the officer was converted into common stock as further described in Note 7 to the financial statements. During the three months ended September 31, 2002, EuroGas paid $83,670 in additional expense on behalf of EuroGas resulting in a receivable from the officer.

NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock - There are 2,391,968 shares of 1995 Series Preferred Stock (the "1995 Series preferred stock") issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Each share of the 1995 Series preferred stock is convertible into two common shares upon lawful presentation of the share certificates. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series preferred stock are $119,598.

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

The following is a summary of the preferred stock outstanding at September 30, 2002:
                                                              Annual
                                Liquidation Preference  Dividend Requirement
                       Shares    ---------------------  ---------------------
Designation         Outstanding  Per Share    Total     Per Share    Total
-------------        ----------  ---------  ----------  ---------  ----------
1995 Series           2,391,968  $    0.10  $  239,197  $    0.05  $  119,598
1997 Series A
 Convertible                260   1,000.00     260,000      60.00      15,600
                     ----------             ----------             ----------
Total                 2,392,228             $  499,197             $  135,198
                     ==========             ==========             ==========

Common Stock and Warrants- On June 10, 2002 the Company to issued its Chief Executive Officer and principal shareholder 10,000,000 common shares and warrants to purchase 10,000,000 additional common shares at $0.125 per share through June 9, 2003 and at $0.15 per share through June 10, 2004. The common shares were valued at $0.10 per share based upon the quoted market price of $0.12 per share on the date of the issuance, less a discount for restrictions on the resale of the common stock issued. The common shares and warrants were issued in exchange for the conversion of $170,291 of notes payable to related parties, $371,284 of accrued liabilities to a related party and a note receivable from its Chief Executive Officer in the amount of $448,425. The note receivable is secured by the common shares issued and is due within one year. The note receivable is reflected in the accompanying financial statements as an offset to stockholders' equity (deficit).


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

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following at September 30, 2002 and December 31, 2001:
                                                September 30,  December 31,
                                                    2002           2001
                                                 -----------    -----------

 Foreign currency translation adjustments        $(1,213,132)   $(1,309,610)
 Unrealized gain (loss) on investments
  in securities available-for-sale                   110,638        (26,704)
                                                 -----------    -----------
 Accumulated Other Comprehensive Loss            $(1,102,494)   $(1,336,314)
                                                 ===========    ===========

NOTE 9 - CONTINGENCIES AND COMMITMENTS

The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) as follows:

McKenzie Bankruptcy Claim - This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of "Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7", respectively), pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action: "W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division") (hereafter "97-4114"). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies'


creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

In March of 1997, the Trustee brought a related suit "W. Steve Smith,
Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-4155)" in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, and is currently pending before the Houston bankruptcy court.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties, including Wolfgang and Reinhard Rauball and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was granted by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). These motions are currently pending before the Court. No trial date has been set.

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled "Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Ital. No. 99-3287)". That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled "Steve Smith, Trustee, vs. Eurogas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444)." This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee seeks court approval to file a Third Amended Complaint. Both the Trustee's proposed Second and Third Amended Complaints contain new causes of action against the Defendants, including claims under Title 18 of the United States Code. The Trustee's motions will be heard on January 10, 2003.


Management's estimate of the amount due under the claims made by the Trustee has been accrued in the accompanying consolidated financial statements as of September 30, 2002.

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

Holbrook Claim - On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the in an action settlement styled James R. Holbrook
v. W. Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas, which appeals are currently pending. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.


Netherlands Tax Claim - EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of an amount equivalent to approximately $803,000 at September 30, 2002. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

Other Contingencies and Commitments - During July, 2002 EuroGas reached a verbal settlement with a group of stockholders and agreed to issue 1,417,848 common shares and warrants to purchase 6,000,000 common shares within two years at $0.25 per share. The value of the common stock to be issued was estimated to be $141,785, or $0.10 per share, based upon quoted market prices of the Company's common stock on the day of the verbal agreement. The value of the warrants to be issued were estimated to be $388,939 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.5%; expected volatility of 166%; dividend yield of 0%; and expected life of 2 years. The value of the estimated settlement of $530,724 and was included in accrued settlement obligations and was charged against operations during the current quarter.

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

     Recent Events - During July, 2002, 2002, the Company reached a verbal settlement with a group of stockholders and agreed to issue 1,417,847 shares of the Company's common stock. The Company also agreed to issue warrants to purchase up to 6,000,000 shares of the Company's common stock at an exercise price of $0.25 per share, exercisable through June 30, 2004.

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

     Rozmin Acquisition - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. ("Rozmin"), by purchasing a 55% interest in RimaMuran s.r.o. ("RimaMuran"), whose principal asset was a 43% investment in Rozmin. On March 27, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin from Belmont Resources, Inc. ("Belmont"), in exchange for the issuance by the Company of 12,000,000 common shares to Belmont, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas also agreed to register the resale of the common shares issued. Under the 2001 agreement, EuroGas has the right to repurchase up to 6,000,000 common shares at $2.00 per share for up to one year, upon thirty days written notice to Belmont. EuroGas further agreed to issue additional common shares if the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares was less than $0.30 per share for any ten-trading-day period through March 27, 2002. Under the terms of the guarantee, EuroGas agreed to issue an additional 1,000,000 common shares to Belmont for each $0.05 decrease in the ten-day average quoted market price below $0.30 per share. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares, based on recent market prices for Company's common stock to Belmont under this provision of the agreement.

     In connection with the purchase by EuroGas, Rozmin granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by March 27, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. The Company granted to Belmont the right to appoint one member of the Company's board of directors for not less than one year. In connection with the acquisition, EuroGas further modified the exercise price of options held by Belmont for the purchase of 2,500,000 common shares from $0.82 per share to $0.40 per share.


EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in Rima Muran, whose principal asset was a 43% investment in Rozmin. On April 2, 2002, EuroGas exchanged its 55% interest in RimaMuran for the 43% investment in Rozmin held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000 to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas has a direct 43% ownership in Rozmin free of encumbrances, and will acquire direct ownership of the remaining 57% interest in Rozmin if the contingency for additional stock issuances to Belmont is resolved. By virtue of its ownership of Rozmin and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the deposit to commercial production. The Company is currently in negotiations with several interested parties to sell a minority interest in Rozmin s.r.o to raise these development funds. In addition the Company is also negotiating a long-term delivery contract for talc from Rozmin. There is no assurance that these negotiations will be successful.

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month and nine-month periods ended September 30, 2002 and 2001, respectively.

                               For the Three Months       For the Nine Months
                                Ended September 30,       Ended September 30,
                                 2002         2001         2002         2001
                              ----------   ----------   ----------   ----------

Oil and Gas Sales             $    2,462   $    3,787   $    5,074   $   33,787
Operating Expenses
 Impairment (recovery)of
  mineral interest and
  equipment                            -     (360,000)   3,937,500      794,444
 Depreciation and amortization     5,890        7,529       28,245       16,101
 Litigation settlement
  expense (recovery)             530,724     (271,929)   2,221,617    1,419,018
 General and administrative      509,330       74,069    2,319,415    1,883,498
                              ----------   ----------   ----------   ----------

   Total Operating Expenses    1,045,944     (550,331)   8,506,777    4,113,061

Other Income (Expense)
 Interest income                  74,637       83,713       95,724      131,197
 Interest expense                 (2,168)    (111,443)     (90,447)    (179,571)
 Foreign exchange
  gains (losses)                 (20,150)    (204,187)     195,034     (205,300)
 Net gain (loss) on
  sale of investments           (144,148)           -      (26,036)   1,028,222
 Other income                     54,644            -       21,254            -
 Gain (loss) on sale
  of equipment                   140,282      103,389      140,282      352,777
 Equity in income from
  unconsolidated subsidiary            -            -            -      341,843
                              ----------   ----------   ----------   ----------
Net Income (Loss)               (940,385)     455,590   (8,165,892)  (2,610,106)


Three months ended September 30, 2002, compared with three months ended September 30, 2001

     Revenues.   The Company had substantially no oil and gas sales for the three months ended September 30, 2002 and 2001 A small amount of revenue was generated by the Beaver River project which is currently in a testing mode on its gas wells.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation and amortization, cost of mineral interests and equipment, and impairment of mineral interests and equipment. General and administrative expenses were $509,330 for the three months ended September 30, 2002, compared to $74,069 for the three months ended September 30, 2001. The increase in administrative expenses is the result of several employees accruing salaries and increased costs from the settlement of the Company with Winzer and Maurer. Depreciation and amortization expenses were $5,890 for the three months ended September 30, 2002, compared to $7,529 for the three months ended September 30, 2001.


     Interest expense was $2,168 for the three months ended September 30, 2002. This is compared to an interest expense of $111,443 during the three months ended September 30, 2001. The primary reason for the decrease in interest expense was due to debentures being converted during 2001 and not being outstanding in 2002.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $142,926,465 as of September 30, 2002, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets may not be available.

     Net Profit (Loss). The Company incurred a net loss of $940,385 for the three months ended September 30, 2002, compared to a net income of $455,590 for the three months ended September 30, 2001. The net income during 2001 was due to reversals of an impairment change and legal expense. Losses were due to the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses. Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $20,150 in the three months ended September 30, 2002, compared to a loss of $204,187 in the three months ended September 30, 2001, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2002, compared with nine months ended September 30, 2001

     Revenues.   The Company had substantially no oil and gas sales for the nine months ended September 30, 2002 and approximately $33,787 in sales in the same period of 2001. These revenues are attributable the Beaver River project.

     Operating Expenses. General and administrative expenses were $2,319,415 for the nine months ended September 30, 2001, compared to $1,883,498 for the nine months ended September 30, 2001, an increase of 23 percent. The increase in administrative expenses is the result of accruing salaries for several employees and the settlement of the Company with Winzer and Maurer. Depreciation and amortization expenses were $28,245 for the nine months ended September 30, 2002, compared to $16,101 for the nine months ended September 30, 2001.

     Income Taxes. As indicated above, as a result of the Company's absence of net profits, the Company has not historically been required to pay income taxes. For future years, the Company anticipates that it will be able to utilize a substantial portion of its accumulated deficit, which was approximately $142,926,465 as of September 30, 2002, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets may not be available.

     Net Loss. The Company incurred a net loss of $8,165,892 for the nine months ended September 30, 2002, compared to a net loss of $2,610,106 for the nine months ended September 30, 2001. The losses were due to the absence of revenues, combined with continued administrative, depreciation, other recurring continuing expenses, the impairment of the Beaver River Gas project and the settlement with Winzer and Maurer. As indicated above, the Company is subject to fluctuations in currency exchange rates, which may result in recognition of significant gains or losses during any period. The Company recognized a net gain of $195,034 during the nine months ended September 30, 2002 and a net loss of $205,300 during the nine months ended September 30, 2001, as a result of exchange rate changes and currency transactions. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $142,926,465 at September 30, 2002, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2002, the Company had total current assets of $1,050,986 and total current liabilities of $12,658,863 resulting in negative working capital of $11,607,877. As of September 30, 2002, the Company's balance sheet reflected $2,365,198 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the nine months ended September 30, 2002, the Company received $1,100,156 in cash from the sale of its Enterra preferred stock, received $503,723 from the sale of securities available for sale, but expended $220,172 in the purchase of property and equipment and development of mineral interests, $1,639,763 in operations and $81,596 to purchase treasury stock. As a result, the Company's financing activities used net cash of $79,902 during the nine-month period ended September 30, 2002.

     While the Company had cash of $265,741 at September 30, 2002, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues.

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

Warning Regarding Forward-looking Statements, and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located;


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

Item 4.    Controls and Procedures

     Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The principal portion of the Company's active litigation, as described in the following six paragraphs, involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of "Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-
H2-7, Chapter 7", respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.


     In March 1997, the Trustee commenced the following cause of action: "W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division) ("97-4114"). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

     In March of 1997, the Trustee brought a related suit styled W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114 and is currently pending before the Houston bankruptcy court.

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in 97-4114, the consolidated adversary proceedings, seeking to add new parties, including Wolfgang Rauball and Reinhard Rauball and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action allege that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, the Trustee's motion to amend was granted by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Ruaballs
(other named defendants).   On September 10, 2002, the Court entered an Order
which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee seeks court approval to file a Third Amended Complaint. Both the Trustee's proposed Second and Third Amended Complaints contain These new causes of action against the Defendants, including claims under Title 18 of the United States Code. The Trustee's motions will be heard on January 10, 2003.


     In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Ital. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999.

     In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit. The motion is currently pending before the court.

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

     In December 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc., and the Trustees of the Bishop Estate, which had pursued separate claims against EuroGas (the "Settlement Agreement"). The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000. The bankruptcy court approved the Settlement Agreement on May 23, 2000. The claims of Kukui, Inc. and the Trustees of the Bishop Estate have been dismissed pursuant to the terms of the Settlement Agreement. Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee. The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement in an action styled James R. Holbrook v. W. Steve Smith, Trustee, Kukui, Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas. On September 25, 2002, the District Court entered its Opinion and Order Denying Trustee's Motion to Strike and vigorously pursue the appeals to completion affirming the Bankruptcy Court's Order. This Order further remanded the proceeding to the Bankruptcy Court for appropriate relief. On October 25, 2002, EuroGas filed a notice of appeal of the District Court's Order to the Fifth Circuit Court of Appeals.


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

     Dissolution of Energy Global A.G. During 200215, the Company's Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company lost $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global's subsidiaries.


     In November 2001, Borre Dahl, a former employee of the Company, filed a complaint against the Company and Wolfgang Rauball, the Company's Chairman and Chief Executive Officer, claiming breach of contract, breach of employment contract, and misrepresentation. Both Mr. Rauball and the Company have filed answers to the complaint, and intend to defend vigorously the suit. No trial date has been set.



Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.

Exhibit
Number           Title of Document                Location
-------   ---------------------------        --------------------
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

2.3       English translation of Transfer    Report on Form 8-K
          Agreement between                  dated June 11, 1997
          EuroGas and OMV, Inc. for the      Exhibit No. 1*
          Acquisition of
          OMV (Yakut) Exploration GmbH
          dated June 11, 1997

2.4       Asset Exchange Agreement           Report on Form S-1
          between EuroGas, Inc., and          dated July, 23, 1998
          Beaver River Resources, Ltd.,       Exhibit No. 2.03*
          dated April 1, 1988

3.1       Articles of Incorporation          Registration
                                             Statement
                                             on Form S-18, File
                                             No. 33-1381-D Exhibit
                                             No. 1*

3.2       Amended Bylaws                     Annual Report on
                                             Form 10-K for the
                                             fiscal year ended
                                             September 30, 1990,
                                              Exhibit No. 1*

3.3       Designation of Rights,             Quarterly Report on
          Privileges, and Preferences         Form 10-QSB dated
          of 1995 Series Preferred Stock     March 31, 1995,
                                             Exhibit No. 1*

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

3.7       Articles of Share Exchange         Report on Form 8-K
                                             dated August 3, 1994,
                                             Exhibit No. 6*

3.8       Designation of Rights,             Registration
          Privileges, and Preferences of     Statement on Form S-
          1999 Series C 6% Convertible       1, File No. 333-
          Preferred Stock                    92009, filed on
                                             December 2, 1999


4.1       Subscription Agreement between     Report on Form S-1
          EuroGas, Inc., and                 dated July 23, 1998
          Thomson Kernaghan & Co., Ltd.,     Exhibit No. 4.01*
          dated May 29, 1998

4.2       Warrant Agreement dated July       Report on Form 8-K
          12, 1996, with                     dated July 12, 1996,
          Danube Shareholder                 Exhibit No. 2*

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

4.4       Registration Rights Agreement      Report on Form 8-K
          dated July 12, 1996,               dated July 12, 1996
          with Danube Shareholder            Exhibit No. 3*

4.5       Registration Rights Agreement      Report on Form S-1
          by and among EuroGas, Inc., and    dated July 23, 1998
          Finance Credit & Development       Exhibit No. 4.06*
          Corporation, Ltd., dated June
          30, 1997

4.6       Option granted to the Trustees     Annual Report on
          of the Estate of                   Form 10-KSB for the
          Bernice Pauahi Bishop              fiscal year ended
                                             December 31, 1995,
                                             Exhibit No. 10*

4.7       Registration Rights Agreement      Annual Report on
          by and among                       Form 10-KSB for the
          EuroGas, Inc., and Kukui, Inc.,    fiscal year ended
          and the Trustees of                December 31, 1995,
          the Estate of Bernice Pauahi       Exhibit No. 11*
          Bishop

4.8       Option issued to OMV               Annual Report on
          Aktiengesellschaft to acquire      Form 10-KSB for the
          up                                 fiscal year ended
          to 2,000,000 shares of             December 31, 1996,
          restricted common stock            Exhibit No. 13*

4.9       Form of Convertible Debenture      Quarterly report on
          issued on January 12, 2000.        Form 10-Q dated March
                                             31, 2000.

10.1      English translation of Mining      Quarterly Report on
          Usufruct Contract between The      Form 10-Q dated
          Minister of Environmental          September 30, 1997
          Protection, Natural Resources      Exhibit No. 1*
          and Forestry of the Republic of
          Poland and Pol-Tex Methane,
          dated October 3, 1997

10.2      Agreement between Polish Oil       Quarterly Report on
          and Gas Mining Joint Stock         Form 10-Q dated
          Company and EuroGas, Inc.,         September 30, 1997
          dated October 23, 1997             Exhibit No. 2*

10.3      1996 Stock Option and Award        Annual Report on
          Plan                               Form 10-KSB for the
                                             fiscal year ended
                                             December 31, 1995,
                                             Exhibit No. 14*

10.4      Settlement Agreement by and        Annual Report on
          among Kukui, Inc., and             Form 10-KSB for the
          Pol-Tex Methane, Sp. zo.o.,        fiscal year ended
          McKenzie Methane                   December 31, 1995,
          Rybnik, McKenzie Methane           Exhibit No. 15*
          Jastrzebie, GlobeGas,
          B.V. (formerly known as
          McKenzie Methane Poland,
          B.V.), and the Unsecured
          Creditors' Trust of the
          Bankruptcy Estate of McKenzie
          Methane Corporation


10.5      Acquisition Agreement between      Report on Form S-1
          EuroGas, Inc., and Belmont         dated July 23, 1998
          Resources, Inc., dated July 22,    Exhibit No. 10.20*
          1998

10.6      General Agreement governing the    Report on Form 8-K
          operation of                       dated August 3, 1994,
          McKenzie Methane Poland, B.V.      Exhibit No. 2*

10.7      Concession Agreement between       Annual Report on
          Ministry of                        Form 10-KSB for the
          Environmental Protection,          fiscal year ended
          Natural Resources, and             December 31, 1995,
          Forestry and Pol-Tex Methane       Exhibit No. 18*
          Ltd.

10.8      Association Agreement between      Annual Report on
          NAFTA a.s. Gbely                   Form 10-KSB for the
          and Danube International           fiscal year ended
          Petroleum Company                  December 31, 1995,
                                             Exhibit No. 19*

10.9      Agreement between Moravske'        Annual Report on
          Naftove' Doly a.s.                 Form 10-KSB for the
          and Danube International           fiscal year ended
          Petroleum Company                  December 31, 1995,
                                             Exhibit No. 20*

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

10.12     Amendment #1 to the Association    Annual Report on
          Agreement Entered                  Form 10-KSB for the
          on 13th July 1995, between         Fiscal year ended
          NAFTA a.s. Gbely and               December 31, 1996,
          Danube International Petroleum     Exhibit No. 25*
          Company

10.13     Acquisition Agreement by and       Form 10-Q
          among Belmont Resources, Inc.,     Dated September 30,
          EuroGas Incorporated, dated        1998
          October 9, 1998                    Exhibit No. 1*

10.14     Letter of Intent by and between    Annual Report on
          Polish Oil and Gas                 Form 10-KSB for the
          Company and Pol-Tex Methane,       Fiscal year ended
          dated April 28, 1997               December 31, 1996,
                                             Exhibit No. 27*

10.15     Purchase and Sale Agreement        Report on Form 8-K
          between Texaco Slask               Dated March 24, 1997
          Sp. zo.o., Pol-Tex Methane Sp.     Exhibit No. 1*
          zo.o. and
          GlobeGas B.V.

10.16     English translation of Articles    Report on Form 8-K/A
          of Association of the              Dated June 11, 1997
          TAKT Joint Venture dated June      Exhibit No. 3*
          7, 1991, as amended
          April 4, 1993

10.17     English translation of Proposed    Report on Form 8-K/A
          Exploration and                    Dated June 11, 1997
          Production Sharing Contract for    Exhibit No. 4*
          Hydrocarbons
          between the Republic of Sakha
          (Yakutia) and the Russian
          Federation and the TAKT Joint
          Venture

10.18     English translation of             Registration
          Agreement on Joint Investment      Statement on Form S-1
          and Production Activities          dated July 23, 1998
          between EuroGas, Inc., and         Exhibit No. 10.21*
          Zahidukrgeologia, dated May 14,
          1998

10.19     English translation of             Registration
          Statutory Agreement of             Statement on Form S-1
          Association of Limited             dated July 23, 1998
          Liability Company with Foreign     Exhibit No. 10.22*
          Investments between EuroGas,
          Inc., and Makyivs'ke Girs'ke
          Tovarystvo, dated June 17, 1998

10.20     Partnership Agreement between      Amendment No. 1 to
          EuroGas, Inc., and RWE-DEA         Registration
          Aktiengesellschaft for             Statement on Form S-1
          Mineraloel and Chemie AG, date     dated August 3, 1998
          July 22, 1998                      Exhibit No. 10.23

10.21     Mining Usufruct Contract           Quarterly Report on
          between The Minister of            Form 10-Q dated
          Environmental Protection,          September 30, 1997
          Natural Resources and              Exhibit No. 1*
          Forestry of the Republic of
          Poland and Pol-Tex
          Methane, dated October 3, 1997

10.22     Agreement between Polish Oil       Quarterly Report on
          and Gas Mining Joint               Form 10-Q dated
          Stock Company and EuroGas,         September 30, 1997
          Inc., dated                        Exhibit No. 2*
          October 23, 1997

10.23     Agreement for Acquisition of 5%    Quarterly Report on
          Interest in a                      Form 10-Q dated
          Subsidiary by and between          September 30, 1997
          EuroGas, Inc., B. Grohe,           Exhibit No. 3*
          and T. Koerfer, dated November
          11, 1997

10.24     Option Agreement by and between    Quarterly Report on
          EuroGas, Inc.,                     Form 10-Q dated
          and Beaver River Resources,        September 30, 1997
          Ltd., dated                        Exhibit No. 4*
          October 31, 1997

10.25     Lease Agreement dated September    Registration
          3, 1996, between Potomac           Statement
          Corporation and the Company;       on Form S-1, File No.
          Letter of Amendment dated          333-92009, filed on
          September 30, 1999.                December 2, 1999

10.26     Sublease dated November 2,         Registration
          1999, between Scotdean Limited     Statement on Form S-
          and the Company                    1, File No. 333-
                                             92009, filed on
                                             December 2, 1999

10.27     Securities Purchase Agreement      Registration
          dated November 4, 1999, between    Statement on Form S-
          the Company and Arkledun Drive     1, File No. 333-
          LLC                                92009, filed on
                                             December 2, 1999

10.28     Registration Rights Agreement      Registration
          dated November 4, 1999, between    Statement on Form S-
          the Company and Arkledun Drive     1, File No. 333-
          LLC                                92009, filed on
                                             December 2, 1999


10.29     Supplemental Agreement dated       Registration
          November 4, 1999, between the      Statement on Form S-
          Company and Arkledun Drive LLC     1, File No. 333-
                                             92009, filed on
                                             December 2, 1999

10.30     Executive Employment Agreement     Registration
          dated April 20, 1999 between       Statement on Form S-
          the Company and Karl Arleth        1, File No. 333-
                                             92009, filed on
                                             December 2, 1999
10.31
          Settlement Agreement dated June    Form 10-K for year
          16, 2000, between the Company      ended December 31,
          and FCOC                           2000


          Securities Purchase Agreement      Form 10-K for year
10.32     dated October 2, 2000, between     ended December 31,
          the Company and Arkledun Drive     2000
          LLC

10.33     Registration Rights Agreement      Form 10-K for year
          dated October 2, 2000, between     ended December 31,
          the Company and Arkledun Drive     2000
          LLC

10.34     Settlement Agreement dated         Form 10-K for year
          November 14, 2000, between the     ended December 31,
          Company and Arkledun Drive LLC     2000

10.35     Consulting Agreement dated         Form 10-K for year
          September 18, 2000, between the    ended December 31,
          Company and Spinneret Financial    2000
          Systems, Ltd.

10.36     Securities Purchase Agreement      Form 10-K for year
          dated March 27, 2001 between       ended December 31,
          the Company and Belmont            2000
          Resources Inc.

10.37     Agreement dated April 9, 2001      Form 10-K for year
          between the Company and Belmont    ended December 31,
          Resources Inc.                     2000

10.38     Warrant Agreement dated            Form 10-K for year
          September 8, 2000 with Oxbridge    ended December 31,
          Limited                            2000

10.39     Warrant Agreement dated            Form 10-K for year
          September 8, 2000 with Rockwell    ended December 31,
          International Ltd.                 2000
10.40     Warrant Agreement dated            Form 10-K for year
          September 8, 2000 with Conquest    ended December 31,
          Financial Corporation              2000

10.41     Termination and Transfer           Form 10-K for year
          Agreement dated June 23, 2000      ended December 31,
          between the Company and Belmont    2000
          Resources, Inc.

10.42     Loan Agreement dated March 3,      Form 10-K for year
          1999 between the Company and       ended December 31,
          Pan Asia Mining Corp.              2000

10.43     Agreement dated July 14, 2000      Form 10-K for year
          between the Company and            ended December 31,
          Oxbridge Limited                   2000

10.44     Amended Agreement dated July       Form 10-K for year
          25, 2000 between the Company,      ended December 31,
          Pan Asia Mining Corp., and         2000
          Oxbridge Limited

10.45     Settlement Agreement dated         Form 10-K for year
          November 20, 2000 between the      ended December 31,
          Company and Beaver River           2000
          Resources, Ltd.


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

                              EUROGAS, INC.



Dated:


November 26, 2002             By: /s/ Wolfgang Rauball
                                 ----------------------
                              Wolfgang Rauball, Chief Executive Officer
                              (Principal Executive Officer)



November 26, 2002             By: /s/ Hank Blankenstein
                                 ----------------------
                              Hank Blankenstein, Chief Financial Officer
                              (Principal Financial and Accounting Officer)


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

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Wolfgang Rauball
----------------------
Name: Wolfgang Rauball
Date: November 26, 2002


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

     4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Hank Blankenstein
-----------------------
Name: Hank Blankenstein
Date: November 26, 2002

