Form 10-K
period 2002-12-31
EUROGAS INC
filed 2003-05-15
CIK 783209

______________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

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

         Utah                   000-24781               87-0427676
         ----                  -----------             ------------
    (State or other         (Commission File           (IRS Employer
     jurisdiction                 No.)              Identification No.)
  of incorporation or
     organization)
                             1006-100 Park Royal
                                  South
                           West Vancouver, B.C.
                              Canada V7T 1A2
                          ----------------------
                          (Address of principal
                            executive offices,
                           including Zip Code)

       Registrant's telephone number, including area code:  (604) 913-1462

Securities registered pursuant to Section 12(b) of the Act: None
Name of each exchange on which registered:             None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
                                        (Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the last sale price of the common stock as of the last business day of the registrant's most recently completed second quarter was approximately $13,500,000, or $0.115 per share.

As of April 30, 2003, the registrant had 168,212,635 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                        i




                         TABLE OF CONTENTS TO FORM 10-K
                                                                   PAGE
                                     PART I
Item 1. Business                                                     1
Item 2. Property                                                     11
Item 3. Legal Proceedings                                            11
Item 4. Submission of Matters to a Vote of Security Holders          13

                                     PART II
Item 5  Market for Registrant's Common Stock and Related
         Stockholder Matters                                         14
Item 6. Selected Financial Data                                      15
Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operation                        16
Item 7A.        Quantitative and Qualitative Disclosures About
           Market Risk                                               19
Item 8. Financial Statements and Supplementary Data                  19
Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       19

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant        20
Item 11.   Executive Compensation                                    21
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                25
Item 13.   Certain Relationships and Related Transactions            26
Item 14.   Controls and Procedures                                   27

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                      27
               Documents Filed
               1. Financial Statements
               2. Financial Statement Schedule
               3. Exhibit List
               Reports on Form 8-K
               Exhibits
               Financial Statement Schedules
SIGNATURES                                                           34

CERTIFICATIONS.                                                      35

                                        i




                                     PART I

This Annual Report on Form 10-K for the year ended December 31, 2002 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words "may," "should," "might," "could," "might," "would," "expect," "believe" and "anticipate." Factors that could cause or contribute to such differences include those factors discussed herein under "Factors That May Affect Future Results" and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the "SEC") describing other factors that may affect future results of the Company.
Item 1.   Business
General

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

     When used herein, "we", the "Company" and "EuroGas" includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas (UK) Limited, Danube International Petroleum Company, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., Energetyka Lubuska and Danube International Petroleum Holding B.V. Activities in Slovakia

     On January 1, 1993, the Czech Republic and Slovakia emerged as separate independent nations. Slovakia is bordered on the north by Poland, on the east by Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately 5.5 million people. Slovakia has not been as quick to adopt free market reforms as Poland and the Czech Republic and the former communist party remains a major political force. Slovakia is a member of the International Monetary Fund, the European Bank for reconstruction and development, and an associate member of the European Union. Bratislava is the capital of Slovakia and its largest city.

     Gemerska Talc Deposit. During 1998, we acquired a 24% interest in an undeveloped talc deposit located near Roznava in Eastern Slovakia through an indirect investment in Rozmin s.r.o. Oxbridge Ltd., a related party, paid $879,000 on behalf of the Company in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, we reimbursed Oxbridge Ltd. for its payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In 2000, Oxbridge Ltd. made a demand for payment of the promissory note. EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment.

     On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During April 2002, EuroGas was obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares, based on recent market prices for the Company's common stock, to Belmont under this provision of the agreement.

     In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of December 31, 2002 EuroGas has accrued $85,000 in advance royalty due to Belmont because the talc deposit was not in commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc., board of directors for not less than one year.

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

     The Gemerska Talc Deposit is considered to be one of the richest and largest talc deposits in the world. The deposit, according to the Ministry of Environment of the Slovak Republic, contains 146.6 million tons of high-purity talc reserves. Mine construction, which began in August 2000, is scheduled for completion in 2003, at which time talc production is scheduled to commence. Production is expected to reach 130,000 tons of talc annually. This would represent approximately 12% of the annual European talc consumption. We believe the exploitation of the Gemerska Talc Deposit will be particularly favorable due to strong global demand for talc.

     Envigeo-Carpathian Flysch Concession. In September 1998, we acquired a 51% interest in Evigeo s.r.o., a Slovakian private company that owns a 2,300 square kilometer appraisal and survey concession, known as the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, is in good standing.Subsequently the Company sold some of its interest and now EuroGas presently holds a 45% interest in Envigeo, McCallan owns 45% and the Envigeio s.r.o. owns the other 10% There are three concessions, all held by Envigeo. This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries. Since 1998 we have undertaken geological reconnaissance work on the Medzilaborce concession to meet the concession requirements. As we have evaluated the investment we have determined that there is no potential for returns in the near future. Therefore we have decided to impair this project. Accordingly, the Company recognized a $1,703,000 charge for impairment, which was the carrying value of the Company's investment in the project, during the fourth quarter of 2002.


     Slovakian Oil & Gas Joint Venture. In July 1996, as part of our effort to diversify and expand our interests in Europe, we acquired Danube International Petroleum Company ("Danube"), which held participation rights for natural gas exploration in Slovakia and the Czech Republic. Since the acquisition, we have focused our efforts on the development of the Slovakian project and abandoned our interest in the Czech Republic. Danube was a partner in a joint venture agreement (the "Slovakian Oil & Gas Joint Venture") with NAFTA Gbely A.S. ("NAFTA"). The principal focus of the Slovakian Oil & Gas Joint Venture is natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin that covers large parts of Hungary and the southeastern part of Slovakia.
     Under the terms of the joint venture agreement, EuroGas was obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase were expended. However, the Company has decided to withdraw from the NAFTA-Danube association and discontinue our involvement in any further exploration in the Trebisov gas field
in eastern Slovakia.   In exchange for the Company's withdrawal, Nafta Gbely
a.s. agreed to pay all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary.
Activities in Poland

      EuroGas Polska has several oil and gas concessions and projects in Poland, including:

 . a 112 sq. kilometer coal bed methane concession located in the Upper Silesian Coal Basin,

 . a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland,

 . exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and

 . a concession to explore and develop oil and gas on over 1,000,000 acres in the Carpathian oil fairway.

    Polish Methane Gas Concessions. Coal bed methane gas production has taken place in the United States for some time, and has drawn attention in Poland due to a study funded by the United States Government. Methane is a component of natural gas that is used as a fuel in various industries and as a source of residential heating. Before natural gas is used as a fuel, heavy hydrocarbons such as butane, propane, and natural gasoline are separated to meet pipeline specifications. The heavy hydrocarbons are typically sold separately. The remaining gas constitutes dry gas, composed of methane and ethane. Once produced and separated, there is no substantial difference between natural gas and methane. The demand in Europe for both natural and methane gas has been traditionally high and the price generally runs significantly higher than prices in the United States, although the price for natural gas in Poland is generally lower than in the rest of the European market. Gas production typically competes with coal and oil but is generally considered to be a preferred product because of recent environmental concerns expressed by governments in Europe.

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


     Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields. On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland. The agreement contemplates total expenditures by EuroGas of $15 million. To date, EuroGas Polska and Polish Oil have conducted and interpreted a $1.5 million, wide-line seismic work and geological exploration program in the Rymanow-Lesko area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on this program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Lesko area. If subsequent feasibility studies indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, further testing, regulatory approvals and construction will be required before commercial production can commence, which would take at least two years, and cost at least $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells, or develop this concession and will need to bring in a joint venture partner or raise additional capital before such process can commence.

     Carpathian New Concession. On December 20, 1999, we executed a usufruct agreement with the Ministry of Environmental Protection, Natural Resources and Forestry of the Republic of Poland. This agreement tentatively secured for EuroGas the exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland.

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

Activities in Kazakhstan

     By an amended agreement dated November 22, 2001, EuroGas agreed to acquire all of the issued and outstanding shares of Falcon Energy Overseas Inc., a
subsidiary of Falcon Energy Holding Corp. ("Falcon  The   venture holds the
license to explore and develop proven shallow oil fields in Kazakhstan on an area of approximately 3.2 million acres known as the Sagiski Block. Falcon also holds other oil and gas interests in Kazakhstan outside the joint venture with FIOC. Under the agreement EuroGas was to issue 30,000,000 shares of EuroGas common stock and pay staged cash commitments of $10,000,000. The Company issued 10,000,000 shares and the parties terminated the relationship as the acquisition was unwound.

     EuroGas expected to obtain funding for this project through Oxbridge Ltd., but terms of that funding were never finalized due to the Company's delisting from the NASD OTC Bulletin Board on December 28, 2001 and Falcon's inability to provide financial statements to the Company. On February 12, 2002, Falcon notified EuroGas that all agreements between Falcon and EuroGas, both written or verbal were null and void as of February 6, 2002. The Company and Falcon are currently in discussions to negotiate a new agreement; however, any new agreement will contemplate potential properties other than the Sagiski Block.

Activities in Canada

     Beaver River Natural Gas Field.  EuroGas owns a 7.5% interest in the Beaver
River natural gas project.   The objective of this project is to reestablish
commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Beaver River is the largest existing gas pool in British Columbia. The prior owners shut down the project because of heavy water influx. Before shutting down the project, the prior owner produced substantial amounts of natural gas and reported that peak production reached 350 million cubic feet per day from five wells. Independent reservoir studies and government reports show substantial natural gas reserves at Beaver River, ranging between
1.5 and 3 trillion cubic feet.

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

     According to the current operator of the Beaver River project, Questerre Energy ("Questerre"), the A5 re-entry well was reaching gas production levels as high as 17 million cubic feet per day in March of 2001. The well was in production from March through April 2001, when it was shut in. Due to drilling of a new well and lower pressure in the field pipeline, enhancement of the field pipeline pressure through installation of additional compressor pumping and gas lift systems was necessary.

       The compressor pumping and gas lift systems were installed and operational in early 2002 after which extensive testing of the experimental process upon which the recovery effort is based.

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

     During the second quarter of 2002, the Company evaluated its investment in the Beaver River Gas project in British Columbia, Canada. The terms of the related farmout agreement provide that the operator of the project will receive payout of all of its investment prior to any payments to the other interest holders and then the Company would receive 3.33% of the net cash flows, if any. The operator has invested in excess of $16,000,000 in the project at September 30, 2002. Due to the low production from the Beaver River Project and gas prices currently being paid for the production, management has determined that it is unlikely that the Company will receive any cash flows from the project, except for nominal overriding royalty payments. Accordingly, the Company recognized a $3,937,500 charge for impairment, which was equal to the carrying value of the Company's investment in the project.

Disclosure of Oil and Gas Operations

     Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2002 or December 31, 2001.

     Oil and Gas Production and Production Costs. Effective with the sale of our interest in Big Horn Resources, Ltd. in January 2001, we have no proven oil and gas reserves. Accordingly, we are not required to present disclosure of oil and gas operations.

Competition

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

Employees

     As of December 31, 2002, we had four administrative employees. In addition, we use the services of consultants to the Company, who also serve as officers of the Company and its subsidiaries. These consultants include Wolfgang Rauball, Hank Blankenstein, Michael J. Slater, and Mr. Andrew Andraczke. Messrs. Rauball, Slater and Andraczke work out of Europe, and Mr.


Blankenstein works out of the United States. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

     Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     We have incurred significant losses since inception, which have resulted in an accumulated deficit of $153,346,645 at December 31, 2002. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     We are dependent upon financing activities to fund our operations and will continue to require significant funds to meet our obligations and to pursue our business plan.

     EuroGas has historically been undercapitalized. Prior to our acquisition of an approximately 50% interest in a Canadian gas production entity (Big Horn) in 1998 (which was fully divested in 2002), we had not earned any significant cash revenues since our incorporation. Because we divested our interest in Big Horn, we do not currently have a source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.


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

     We are dependent on the services of Wolfgang Rauball (Chairman and Chief Executive Officer), Hank Blankenstein (Chief Financial Officer), Michael Slater (President), and Andrew K. Andraczke (Vice President and Treasurer of EuroGas Polska). We are also dependent on certain key employees in connection with our business activities. The loss of one or more of these individuals could materially and adversely impact our operations. We have not entered into employment agreements with any of these individuals, and do not maintain key-man life insurance on any EuroGas officers or employees.

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

     We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2002, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $841,000. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionally reduce the recorded value of the respective asset on our balance sheet.

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

     Most of the approximately 168,212,635 shares of common stock issued and outstanding as of April 30, 2003 are free trading or are eligible for resale under Rule 144 under the Securities Act. In addition, we have agreed to file a registration statement to register a significant number of shares for resale. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

     As of December 31, 2002, there are outstanding warrants and options to purchase up to 39,342,858 shares of common stock at exercise prices ranging from $0.15 to $0.55 per share. The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2002, there were 168,212,635 shares of common stock and 2,392,228 shares of preferred stock issued and outstanding. Also at December 31, 2002, there were 39,342,858 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our existing shareholders and may dilute the book value of the common stock.

     We have not paid any dividends on our common stock and do not expect to pay dividends with respect to the common stock in the near future.

     We have not paid, and do not plan to pay, dividends on our common stock in the foreseeable future, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to shareholders.

     You should consider this cautionary warning concerning forward-looking statements in this report

     Certain statements in this report constitute "forward-looking statements" within the meaning of the rules and regulations promulgated by the SEC. Those forward-looking statements involve known and unknown risks, uncertainties and other factors, including those discussed above, that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, among other things, our lack of revenue and our substantial net losses and accumulated deficit, as well as the continuing uncertainty of profitability, the highly competitive industry in which we operate, changes in or failure to comply with governmental regulation, the uncertainty of third party reimbursement for our products, general economic and business conditions and other factors referenced above.

Item 2.  Properties

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

     McKenzie Bankruptcy Claim. This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division)
(hereafter "97-4114"). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

In March of 1997, the Trustee brought a related suit W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, and is currently pending before the Houston bankruptcy court.

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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997.
EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered and Order Granting Trustee's Motion for Leave to Amend. On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Turstee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Rienhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Copmplain asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive dmanges. As to Wolfgang and Rienhard Rauball, the Complaint asserts claims for turnover under Section 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has recently filed a Motion to Dismiss the third Amended Complaint. At present, no trial date has been set.

    Kukui, Inc. Claim In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 additional common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Estate of Bernice Pauahi Bishop (the "Bishop Estate"), Kukui's parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

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


    Holbrook Claim On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement in an action styled James R. Holbrook v.
W. Steve Smith, Trustee, Kukui, Inc., Eurogas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas. On September 25, 2002 the District Court entered its Opinion and Order affirming the Bankruptcy Court's orders. On October 25, 2002 Eurogas filed a notice of appeal of the District Court's order to the Fifth Circuit Court of Appeals. The appeal is currently pending before this Court. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the forth quarter of 2002.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

     Our common stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol "EUGS" and is traded on the Frankfurt and Berlin stock exchanges under the symbols EUG.F and EUG.B respectively. As of April 30, 2003, there were 168,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 2,100 beneficial owners, including shares of common stock held in street name.


     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

                                        High Bid     Low Bid

  Year Ended December 31, 2001
  ----------------------------
    Quarter ended March 31, 2001          $0.48        $0.27
    Quarter ended June 30, 2001            0.33         0.22
    Quarter ended September 30, 2001       0.23         0.11
       Quarter ended December 31, 2001     0.29         0.14

  Year Ended December 31, 2002
  ----------------------------
    Quarter Ended March 31, 2002           0.26         0.03
    Quarter Ended June 30, 2002            0.20         0.10
    Quarter Ended September 30, 2002       0.19         0.07
    Quarter Ended December 31, 2002        0.10         0.06

     The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On April 30, 2003, the high and low bids for our common stock on the OTC Bulletin Board were $0.12 and $0.12 respectively.

Dividends

     We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2002, 2001 and 2000,
respectively. Of this amount, zero was paid in 2002, zero was paid in 2001, $21,599 was paid in 2000, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2002, the Company issued the following securities without registration under the Securities Act of 1933, as amended, not previously reported on the quarterly reports on Form 10-Q filed by the Company during 2002. During July 2002 EuroGas reached a verbal settlement with a group of stockholders and agreed to issue 1,417,847 common shares and warrants to purchase 6,000,000 common shares within two years at $0.25 per share. The value of the common stock to be issued was estimated to be $141,785, or $0.10 per share, based upon quoted market prices of the Company's common stock on the day of the verbal agreement. The value of the warrants to be issued were estimated to be $388,939 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.5%; expected volatility of 166%; dividend yield of 0%; and expected life of two years. The value of the estimated settlement of $530,724 and was included in accrued settlement obligations and was charged against operations during the current quarter.

     These private issuances of securities were affected in reliance upon the exemption for sales of securities not involving a public offering, under Section 4(2) of the Securities Act of 1933, as amended. In each transaction, the Company observed the following practice:

 . the investors confirmed that they were "accredited investors," as defined in Rule 501 of Regulation D under the Securities Act,

 . each investor had the background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities,


 . there was no public offering or general solicitation with respect to the offering,

 . the investors were provided with any and all other information requested by them with respect to the Company,

 . the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and the investors also agreed to transfer the securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act, and

 . a legend was placed on the certificates and other documents representing each security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Statement of Operations Data


                                       Year Ended December 31,
                --------------------------------------------------------------------------
                    2002            2001           2000            1999           1998
                ------------    -----------    ------------    ------------   ------------
                                                                             M
Net Sales       $      5,074    $    88,937    $  6,395,037    $  4,973,508   $    879,404
Loss from       $ 18,551,994    $ 5,475,654    $ 52,436,869    $ 28,946,667   $ 11,024,180
Operations
Loss per        $       0.12    $      0.04    $       0.50    $       0.36   $       0.22
Common Share




Balance Sheet Data


                                       Year Ended December 31,
                --------------------------------------------------------------------------
                    2002            2001           2000            1999           1998
                ------------    -----------    ------------    ------------   ------------

Total Assets    $ 9,417,748     $16,110,130    $ 30,337,006    $ 53,968,578    $ 65,334,387

Long-Term       $         0     $         0    $          0    $          0    $  1,788,294
Obligations
Cash Dividends
 per Common     $         0     $         0    $          0    $          0    $          0
 Share


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Recent Developments

Outlook

     In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in these early-stage projects will prove profitable in the long run, and we may invest in additional early-stage projects from time to time in the future. Nonetheless, management believes that, in order to balance our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within one to five years of the date of investment. We are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

 . Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland and Slovakia), as well as Canada, where the Company has a carried interest in the Beaver River gas project;

 .  Bring the Gemerska Poloma Talc Deposit into production.

 . Begin an exploration program on our oil and gas concessions covering approximately 4,300 km2 in southeast Poland; POGC is the operator of this venture. EuroGas, in conjunction with POGC, is currently in discussions with a number of international oil and gas companies who are interested in a possible participation in this project.

 . Enter into a joint venture with large international oil and gas companies on our oil and gas concession in Slovakia.

 . Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our West Vancouver, North American Headquarter and our Vienna Central European Headquarters.

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

Results of Operations-Fiscal Years 2002, 2001 and 2000

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2002, 2001 and 2000.

                                 For the Years Ended December 31,
                            ------------------------------------------
                                2002          2001          2000
                            ------------  -----------      -----------

Oil and Gas Sales           $      5,074  $    88,937      $ 6,395,037
Oil and gas production                 -            -        1,521,471
Impairment of mineral
 interests and equipment       5,999,357      794,444       26,783,790
Depreciation, depletion
 and amortization                 11,896       25,511        2,023,425
Settlement costs              10,219,117    1,690,947        7,200,205
General and
 administrative                2,536,843    1,675,746        8,801,706
                            ------------  -----------      -----------
Total Costs and Operating
Expenses                      18,767,213    4,186,648       46,330,597
                            ------------  -----------      -----------

Other Income (Expenses)

Interest Income                  103,729       59,961           89,698

Other Income                      72,816      272,324          455,938

Interest expense                 (12,191)    (240,115)      (8,122,205)

Net Gain (loss) on sale
 and impairment of               132,153   (1,409,729)      (2,029,916)
 securities and equipment
Foreign exchange net
 gains (losses)                  (86,362)    (402,227)        (263,523)
Equity income                          -      341,843                -
Minority interest in
 income of subsidiary                  -            -         (103,022)
                            ------------  -----------      ------------

Total Other Income
(Expense)                        210,145    (1,377,943)     (9,973,030)
                                       -
Provision for Income
Taxes                                  -            -       (2,528,279)
                            ------------  -----------      ------------

Net Loss                    $(18,551,994) $(5,475,654)    $(52,436,869)
                            ============  ===========     =============
Basic and Diluted Loss      $      (0.12) $     (0.04)    $      (0.50)
 Per Common Share           ============  ===========     ============


Weighted Average Number
 of Common Shares Used in
 Per Share Calculation       154,419,143  134,732,687      106,145,361
                            ============  ===========      ===========


     Revenues. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2001 and 2000 reflect oil and gas sales of approximately $88,937 and $6,395,037, respectively. As a result of the Company's sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales in 2002.
     Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $0 in 2001, and $1,521,471 in 2000. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2002, we had no oil and gas operating expenses.
     General and administrative expenses were $2,536,843 for 2002, compared with $1,675,746 for 2001 and $8,801,706 in 2000. The increase of 51% in 2002 from the level of expense in 2001 was due primarily to the addition of several new employees and additional expenses related to those employees. Depreciation, depletion and amortization expenses were $11,896 for 2002, compared to $25,511 for 2001 and $2,023,425 during 2000. The decline in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.
     Impairment of mineral interests and expenses totaled $5,999,357 for 2002, $794,444 in 2001, and $26,783,790 in 2000. The principal factor that contributed to the increase in impairment expenses from 2001 through 2002 was the impairment during the year of the Beaver River Project and the Envigeo Project.
     Settlement costs for financial statement purposes decreased from $7,200,205 in 2000 and $1,690,947 in 2001 to $10,219,117 in 2002. The settlement costs in
2002 resulted from a change in estimate.
     Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $153,346,645 at December 31, 2002, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.
     Net Loss. We incurred net losses from operations of approximately $18.5 million, $5.5 million, and $52.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. After preferred dividends, the loss applicable to common shares was approximately $18.7 million, $5.6 million and $52.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth
of our administrative expenses.   In addition, a portion of the recognized net
losses in 2000 resulted from the $7,701,362 impairment of mineral interests recognized against the TAKT joint venture and the default judgment entered against us on March 16, 2000.


     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2002 we recognized a loss of $86,362 because of currency transactions. In 2001, the loss was $402,227. In 2000, we had a loss of $263,523 as a result of currency transactions. We had a cumulative foreign currency translation adjustment of $1,341,529 as of December 31, 2002. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.
Capital and Liquidity
     We had an accumulated deficit of $153,346,645 as of December 31, 2002, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2002, we had total current assets of approximately $1.8 million and total current liabilities of approximately $19.4 million resulting in negative working capital of approximately $17.6 million. As of December 31, 2002, our balance sheet reflected approximately $800,000 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.
     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $100,000 and $80,000, during the years ended December 31, 2002 and 2001, respectively, and provided $5.7 million during the year ended December 31, 2000. This net cash has been used principally to fund net operating losses of approximately $18.5 million, $5.5 million and $52.4 million during those three years. Our operating activities used $1.5 million of net cash during the year ended December 31, 2002 and $3.4 million in the year ended December 31, 2001, and provided net cash of approximately $0.6 million during the year ended December 31, 2000. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $1.6 million, $3.7 million, and ($7.3) million provided by (used) in investing activities for the years ended December 31, 2002, 2001 and 2000, respectively, of which approximately $0.5 million, $0.1 million and $8.5 million, respectively, was used in acquiring mineral interests.
     While we had cash on hand of as of December 31, 2002, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.
     If we are unable to establish production or reserves sufficient to justify the carrying value of our assets or to obtain the necessary funding to meet our short and long-term obligations or to fund our exploration and development program, all or a portion of the mineral interests in unproven properties will be charged to operations, leading to significant additional losses.

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

Item  9.   Changes  in  and  Disagreements with Accountants  on  Accounting  and

Financial Disclosure
     None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

Certain Information Regarding Executive Officers, Directors and Control Persons
     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2002, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

       Name           Age   Positions with the Company       Term of Office

Dr. Gregory P.        43    Director                    January 1996 - Present
Fontana
Wolfgang Rauball      57    Director, Chief Executive   November 2000 - Present
                            Officer
Vojtech Agyagos       59    Director                      May 2001 - Present
Hank Blankenstein     61    Director, Chief Financial     May 2002 - Present
                            officer
Michael Slater        50    President                   February 2002 - Present

Biographical Information

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officers:

     Dr. Gregory P. Fontana. Dr. Fontana has been a director of EuroGas since January 1996. He is an attending cardio thoracic surgeon at Cedars-Sinai Medical Center in California. He received his M.D. in 1984 at the University of California, followed by ten years of postgraduate training at Duke University, Harvard University and UCLA. Some of his academic appointments include Clinical Fellow in Pediatric Cardiac Surgery at Harvard Medical School and Clinical Assistant Professor of Surgery at UCLA School of Medicine. Dr. Fontana has received several research grants, including a National Research Service Award and Minimally-Invasive Cardiac Surgery Grant. He belongs to several professional organizations, including the American Heart Association, and has authored numerous scientific presentations and papers. Dr. Fontana is also a consultant to Edwards Life Science and Venpro Inc. and a member of the Scientific Advisory Board for Genzyme Biosurgery and BioHeart, Inc.
     Wolfgang Rauball. Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas Austria GesmbH and Globegas BV. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. During the period 1976 through 1986, his consulting activities were primarily for companies conducting exploration for gold ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.
     Vojtech Agyagos. Mr. Agyagos was appointed director of the Company in May 2001 as the nominee of Belmont. Vojtech Agyagos has served as the President and a director of Belmont since December 1996, and is also a Managing Director of Rozmin s.r.o. Mr. Agyagos has been self-employed as a consultant and manager to companies involved in the acquisition and development of resource properties since July 1991. From 1982 to 1985 and from 1985 to 1991 he served as the President and a Director of Inter-Globe Resources and Stanholm Resources respectively. From May 1993 to January 1995, Mr. Agyagos served as President and a director of Stina Resources Ltd.
     Hank Blankenstein. Mr. Blankenstein was appointed a director and chief financial officer of the Company in May of 2002. Mr. Blankenstein, age 60, served as a director and financial vice president of the Company from 1995 until 2000. Mr. Blankenstein has more than 30 years experience at various levels of management. From April 2000 until his appointment to the board and CFO, Mr. Blankenstein was involved in several real estate development projects. Mr. Blankenstein holds a Bachelor of Science degree in Finance and Banking from Brigham Young University.
     Michael J. Slater. Mr. Slater was appointed as president of the Company in February of 2002. Mr. Slater has spent the last 25 years working for Texaco in various technical positions. His most recent responsibility was as Vice-President, Negotiations, Texaco Exploration. He worked on and developed exploration projects in Europe, the former Soviet Union ("FSU"), the North Sea and Africa with emphasis on Eastern Europe and the FSU. He held that position from October 1995 until joining the Company. Mr. Slater holds a BS in Geology from Kings College, London and a PhD in geology from Cambridge University.


Key Employees
     Andrew K. Andraczke. Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture's exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and Ph.D. degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland's first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our officers, directors and certain shareholders to file reports concerning their ownership of our common stock with the SEC and to furnish to us copies of such reports. Based solely upon our review of the reports required by Section 16 and amendments thereto furnished to us, we believe that all reports required to be filed pursuant to
Section 16(a) of the Exchange Act were filed with the SEC on a timely basis. Audit Committee and Code of Ethics Disclosure
     The Company's Board of Directors has not yet appointed an audit committee. The Company expects to form an audit committee and to establish a written code of ethics for its executive officers and directors during 2003.

Item 11.    Executive Compensation

     The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2002, and other persons serving as executive officers of EuroGas as of December 31, 2002, whose total cash compensation for the 2002 fiscal year exceeded $100,000 (collectively, the "Named Officers").

Summary Compensation Table


                                                      Long-Term Compensation
                                                   ------------------------------
                     Annual Compensation                 Awards           Payouts
             ------------------------------------  ---------------------  -------
                                                             Securities
                                         Other    Restricted  Underlying
                                         Annual     Stock      Options/   LTIP    All Other
 Name and             Salary   Bonus  Compensation  Awards     SARs      Payouts Compensation
Principal    Year      ($)      ($)       ($)        ($)        (#)        ($)       ($)
Position
---------------------------------------------------------------------------------------------

Wolfgang     2002    $300,000   Nil       Nil                     -
Rauball      2001    $120,000                                50,000
President,   2000    $120,000
CEO (1)

Michael      2002    $400,000   Nil       Nil
Slater
President
(2)

Hank         2002    $180,000   Nil       Nil
Blankenstein
Chief
Financial
Officer (3)



     (1) Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.
     (2)  Mr. Slater became an officer of the Company in February 2002.
     (3)       Mr. Blankenstein became an officer of the Company in May 2002.

Option Grants in Last Fiscal Year

     No options were granted to the Named Officers during 2002.

Executive Employment and Consulting Arrangements

     On February 5, 2002, EuroGas entered into an employment agreement with its new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement.

Option Exercises and Fiscal Year-End Option Value

     The following table sets forth information with respect to the aggregate number and value of unexercised options held by all Named Officers at December 28, 2002. No options were exercised by the Named Officers during the year ended December 31, 2002. In accordance with SEC rules, the value of unexercised options is calculated by subtracting the exercise price from $0.73, the closing price of the common stock on the last business day of the year ended December 31, 2002. The closing sale price of the Company's stock on April 30, 2003, was $0.115.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-End Option Values


Name                    Shares        Value     Number of Securities    Value of Unexercised
                       Acquired     Realized   Underlying Unexercised           In-the-
                          on                    Options at 12/28/2002       Money Options at
                       Exercise                     Exercisable /              12/28/2002
                                                    Unexercisable       Exercisable/Unexercisable
 Andrew Andraczke       350,000           -              350,000                   -
 Greg Fontana           250,000           -              250,000                   -




Compensation Plans

     The following table sets forth information as of December 31, 2002 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under those plans.


    Plan category       Number of      Weighted      Number of
                      securities to     average      securities
                        be issued      exercise      remaining
                      upon exercise    price of    available for
                            of        outstanding      future
                       outstanding     options,       issuance
                         options,    warrants and
                       warrants and     rights
                          rights
                           (a)            (b)           (c)

Equity compensation      600,000         $0.73       1,400,000
plans approved by
security holders
Equity compensation         0             N/A           N/A
plans not approved by
security holders
Total                    600,000          N/A        1,400,000

Compensation of Directors

     We compensate our outside directors for their services with a monthly fee of $5,000 and reimbursement of expenses incurred in attending board meetings.
We do not separately compensate our board members who are also our employees for their service on the board.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     As of December 31, 2002, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2002, included:


 .  Gregory Fontana, who is not an employee of the Company;

 . Wolfgang Rauball, who since July 2001 has served as President and CEO and interim CFO of EuroGas, and who also serves as Managing Director of EuroGas Austria GesmbH since 1998 and as Managing Director of GlobeGas B.V. Amsterdam since 1996; and

 .  Vojtech Agyagos who has served as a Director since May 2001.

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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2002 fiscal year.

     General.  Management compensation is overseen by the Board of Directors.
In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer and Mr. Heinz


have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2002.

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

     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual's contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2000, 2001 and 2002, the Board did not pay bonuses to any executive officers. The Board's action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board's desire to preserve capital for future growth and development.

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

     Chief Executive Compensation. Mr. Rauball had a salary of $300,000 as a director and CEO. Consistent with the Board's desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2001 and 2002 fiscal years.

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

                                            Respectfully submitted,

                                            Gregory Fontana
                                            Wolfgang Rauball
                                            Vojtech Agyagos

Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 1997 (the date the common stock was first quoted in the over-the-counter market) and ending December 31, 2002, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

     The performance graph assumes that $100 was invested at the market close on December 31, 1997 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]

Total Return
Analysis

                  12/31/97      12/31/98   12/31/99    12/31/00    12/31/01   12/31/02
EuroGas            $ 100.00    $    89.29  $  29.46     $ 14.29    $  12.28   $   7.00
Dow Jones US       $ 100.00    $    75.24  $  77.46     $121.92    $  92.03   $ 129.20
Oil Companies
Secondary Index
(symbol: OIS)
NASDAQ            $  100.00     $  208.40  $ 386.77    $ 234.81    $   78.33  $134.00
Composite


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of April 30, 2003 by:

 . each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;

 .  each of our directors;

 .  each of the Named Executive Officers; and

 .  all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 30, 2003, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company's principal executive offices.


     The table is based upon information provided by our directors and executive officers.

                                    Amount and Nature of Beneficial
                                   Ownership as of April 30, 2003(1)

Name and Address of      Common        Exercisable    Total
Beneficial Owner         Shares (1)    Options    &   Ownership     Percent(3)
                                       Warrants(2)
Wolfgang Rauball         19,671,429     21,428,572    41,100,001        26%
(4)
CEO, Chairman &
Director

Dr. Gregory P.               Nil         250,000       250,000           *
Fontana, Director
2269 Worthing Lane
Los Angeles,
California 90077

Andrew Andraczke,            Nil         350,000       350,000           *
Vice President,
EuroGas Polska
Warsaw str.
Lektykarska 18
01-687 Warszawa,
Poland

Vojtech Agyagos,             Nil           Nil           Nil             *
Director
1365 Dempsey Road
North Vancouver,
B.C. V7K 1S7

Hank Blankenstein,           Nil           Nil           Nil             0
Director
3477 Melody Creek
Circle
Riverton, Ut, 84065


Michael J. Slater            Nil           Nil           Nil             0
2 Manor Park
Tunbridge Wells,
Kent
U.K. TN4  8XP

All officers and         19,671,429     22,028,572    41,700,001        26%
directors
as a group (6
persons)

* Less than one percent.
     _________________________

     (1) Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.
     (2) Represents options or warrants exercisable within 60 days of April 30, 2003, held by the individual or entity.
     (3) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and
          (b) which is the number of shares of our common stock issued and outstanding as of December 31, 2002.
     (4) Includes shares in which Mr. Rauball disclaims beneficial ownership and which he temporarily holds as a nominee for other persons.



Item 13.    Certain Relationships and Related Transactions

     Wolfgang Rauball currently serves as our CEO and is a director and a significant shareholder of the Company. Over the past three years, we have entered into several transactions with Mr. Rauball or with entities controlled by him, as outlined in this Item 13.
     During June of 2002 the Company issued Mr. Rauball 10,000,000 shares of its common stock and warrants for an additional 10,000,000 shares in a subscription on a private placement. The 10,000,000 shares of common stock were issued at a price of $0.10 per share, the warrants were issued at an exercise price of $0.125 per share if converted before June 10, 2003 and an exercise price of $0.15 after that but before June 10, 2004. The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of $416,858 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer.
     During June 2002, EuroGas entered into a compensation agreement with Mr. Rauball that provides the officer with $300,000 of compensation for his prior services. The compensation was charged to operations during June 2002. The resulting $381,284 payable to the officer was converted into common stock as further described above.
     Additionally, Hank Blankenstein, our Chief Financial Officer, assigned $200,000 of accrued salary, which accrual arose during his service to the Company during 2000, to the Chief Executive Officer.

Item 14.    Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     (a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.
      (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents Filed

     1. Financial Statements. The following Consolidated Financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

          A. Report of Hansen, Barnett & Maxwell, independent certified public accountants, for the years ended December 31, 2002, 2001, and 2000

          B.   Consolidated Balance Sheets at December 31, 2002 and 2001

          C. Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

          D. Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001and 2000

          E. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

          F.   Notes to Consolidated Financial Statements


     2.   Exhibits.


Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------
2.1        Exchange Agreement between             Report on Form 8-K
           Northampton, Inc.,                     dated August 3, 1994,
           and Energy Global, A.G.                Exhibit No. 1*

2.2        Agreement and Plan of Merger           Report on Form 8-K
           between EuroGas, Inc.,                 dated July 12, 1996,
           and Danube International Petroleum     Exhibit No. 5*
           Company, Inc.,
           dated July 3, 1996, as amended

2.3        English translation of Transfer        Report on Form 8-K
           Agreement between                      dated June 11, 1997
           EuroGas and OMV, Inc. for the          Exhibit No. 1*
           Acquisition of
           OMV (Yakut) Exploration GmbH dated
           June 11, 1997

2.4        Asset Exchange Agreement between       Report on Form S-1
           EuroGas, Inc.,                         dated July, 23, 1998
           and Beaver River Resources, Ltd.,      Exhibit No. 2.03*
           dated April 1, 1988

3.1        Articles of Incorporation              Registration Statement
                                                  on Form S-18, File
                                                  No. 33-1381-D
                                                  Exhibit No. 1*

3.2        Amended Bylaws                         Annual Report on
                                                  Form 10-K for the
                                                  fiscal year ended
                                                  September 30, 1990,
                                                  Exhibit No. 1*

3.3        Designation of Rights, Privileges,     Quarterly Report on
           and Preferences                        Form 10-QSB dated
           of 1995 Series Preferred Stock         March 31, 1995,
                                                  Exhibit No. 1*

3.4        Designation of Rights, Privileges,     Report on Form 8-K
           and Preferences                        dated July 12, 1996,
           of 1996 Series Preferred Stock         Exhibit No. 1*

3.5        Designation of Rights, Privileges,     Report on Form 8-K
           and Preferences                        dated May 30, 1997
           1997 Series A Convertible Preferred    Exhibit No. 1*
           Stock
3.6        Designation of Rights, Privileges,     Report on Form S-1
           and Preferences                        Dated July 23, 1998
           of 1998 Series B Convertible           Exhibit No. 3.06*
           Preferred Stock


Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------

3.7        Articles of Share Exchange             Report on Form 8-K
                                                  dated August 3, 1994,
                                                  Exhibit No. 6*

3.8        Designation of Rights, Privileges,     Registration Statement on Form S-1, File No.
           and Preferences of 1999 Series C 6%    333-92009, filed on December 2, 1999
           Convertible Preferred Stock

4.1        Subscription Agreement between         Report on Form S-1
           EuroGas, Inc., and                     dated July 23, 1998
           Thomson Kernaghan & Co., Ltd.,         Exhibit No. 4.01*
           dated May 29, 1998

4.2        Warrant Agreement dated July 12,       Report on Form 8-K
           1996, with                             dated July 12, 1996,
           Danube Shareholder                     Exhibit No. 2*

4.3        Registration Rights Agreement          Report on Form S-1 dated July 23, 1998 Exhibit
           Between EuroGas, Inc.,                 No. 4.02*
           and Thomson Kernaghan & Co., Ltd.,
           dated May 29, 1998

4.4        Registration Rights Agreement dated    Report on Form 8-K
           July 12, 1996,                         dated July 12, 1996
           with Danube Shareholder                Exhibit No. 3*

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

4.7        Registration Rights Agreement by       Annual Report on
           and among                              Form 10-KSB for the
           EuroGas, Inc., and Kukui, Inc., and    fiscal year ended
           the Trustees of                        December 31, 1995,
           the Estate of Bernice Pauahi Bishop    Exhibit No. 11*

4.8        Option issued to OMV                   Annual Report on
           Aktiengesellschaft to acquire up       Form 10-KSB for the
           to 2,000,000 shares of restricted      fiscal year ended
           common stock                           December 31, 1996,
                                                  Exhibit No. 13*

4.9        Form of Convertible Debenture          Quarterly report on Form 10-Q dated March 31,
           issued on January 12, 2000.            2000.

10.1       English translation of Mining          Quarterly Report on Form 10-Q dated September
           Usufruct Contract between The          30, 1997 Exhibit No. 1*
           Minister of Environmental
           Protection, Natural Resources and
           Forestry of the Republic of Poland
           and Pol-Tex Methane, dated October
           3, 1997

10.2       Agreement between Polish Oil and       Quarterly Report on Form 10-Q dated September
           Gas Mining Joint Stock Company and     30, 1997 Exhibit No. 2*
           EuroGas, Inc., dated October 23,
           1997


Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------

10.3       1996 Stock Option and Award Plan       Annual Report on
                                                  Form 10-KSB for the
                                                  fiscal year ended
                                                  December 31, 1995,
                                                  Exhibit No. 14*

10.4       Settlement Agreement by and among      Annual Report on
           Kukui, Inc., and                       Form 10-KSB for the
           Pol-Tex Methane, Sp. zo.o.,            fiscal year ended
           McKenzie Methane                       December 31, 1995,
           Rybnik, McKenzie Methane               Exhibit No. 15*
           Jastrzebie, GlobeGas,
           B.V. (formerly known as McKenzie
           Methane Poland,
           B.V.), and the Unsecured Creditors'
           Trust of the
           Bankruptcy Estate of McKenzie
           Methane Corporation

10.5       Acquisition Agreement between          Report on Form S-1  dated July 23, 1998
           EuroGas, Inc., and Belmont             Exhibit No. 10.20*
           Resources, Inc., dated July 22,
           1998

10.6       General Agreement governing the        Report on Form 8-K
           operation of                           dated August 3, 1994,
           McKenzie Methane Poland, B.V.          Exhibit No. 2*

10.7       Concession Agreement between           Annual Report on
           Ministry of                            Form 10-KSB for the
           Environmental Protection, Natural      fiscal year ended
           Resources, and                         December 31, 1995,
           Forestry and Pol-Tex Methane Ltd.      Exhibit No. 18*

10.8       Association Agreement between NAFTA    Annual Report on
           a.s. Gbely                             Form 10-KSB for the
           and Danube International Petroleum     fiscal year ended
           Company                                December 31, 1995,
                                                  Exhibit No. 19*

10.9       Agreement between Moravske'            Annual Report on
           Naftove' Doly a.s.                     Form 10-KSB for the
           and Danube International Petroleum     Fiscal year Ended December 31, 1995,
           Company                                Exhibit No. 20*

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

10.12      Amendment #1 to the Association        Annual Report on
           Agreement Entered                      Form 10-KSB for the
           on 13th July 1995, between NAFTA       Fiscal year ended
           a.s. Gbely and                         December 31, 1996,
           Danube International Petroleum         Exhibit No. 25*
           Company

Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------

10.13      Acquisition Agreement by and among     Form 10-Q
           Belmont Resources, Inc., EuroGas       Dated September 30, 1998
           Incorporated, dated October 9, 1998    Exhibit No. 1*

10.14      Letter of Intent by and between        Annual Report on
           Polish Oil and Gas                     Form 10-KSB for the
           Company and Pol-Tex Methane, dated     Fiscal year ended
           April 28, 1997                         December 31, 1996,
                                                  Exhibit No. 27*

10.15      Purchase and Sale Agreement between    Report on Form 8-K
           Texaco Slask                           Dated March 24, 1997
           Sp. zo.o., Pol-Tex Methane Sp.         Exhibit No. 1*
           zo.o. and
           GlobeGas B.V.

10.16      English translation of Articles of     Report on Form 8-K/A
           Association of the                     Dated June 11, 1997
           TAKT Joint Venture dated June 7,       Exhibit No. 3*
           1991, as amended
           April 4, 1993

10.17      English translation of Proposed        Report on Form 8-K/A
           Exploration and                        Dated June 11, 1997
           Production Sharing Contract for        Exhibit No. 4*
           Hydrocarbons
           between the Republic of Sakha
           (Yakutia) and the Russian
           Federation and the TAKT Joint
           Venture

10.18      English translation of Agreement on    Registration Statement on Form S-1 dated July
           Joint Investment and Production        23, 1998 Exhibit No. 10.21*
           Activities between EuroGas, Inc.,
           and Zahidukrgeologia, dated May 14,
           1998

10.19      English translation of Statutory       Registration Statement on Form S-1 dated July
           Agreement of Association of Limited    23, 1998 Exhibit No. 10.22*
           Liability Company with Foreign
           Investments between EuroGas, Inc.,
           and Makyivs'ke Girs'ke Tovarystvo,
           dated June 17, 1998

10.20      Partnership Agreement between          Amendment No. 1 to Registration Statement on
           EuroGas, Inc., and RWE-DEA             Form S-1 dated August 3, 1998 Exhibit No.
           Aktiengesellschaft for Mineraloel      10.23
           and Chemie AG, date July 22, 1998

10.21      Mining Usufruct Contract between       Quarterly Report on
           The Minister of                        Form 10-Q dated
           Environmental Protection, Natural      September 30, 1997
           Resources and                          Exhibit No. 1*
           Forestry of the Republic of Poland
           and Pol-Tex
           Methane, dated October 3, 1997

10.22      Agreement between Polish Oil and       Quarterly Report on
           Gas Mining Joint                       Form 10-Q dated
           Stock Company and EuroGas, Inc.,       September 30, 1997
           dated                                  Exhibit No. 2*
           October 23, 1997

10.23      Agreement for Acquisition of 5%        Quarterly Report on
           Interest in a                          Form 10-Q dated
           Subsidiary by and between EuroGas,     September 30, 1997
           Inc., B. Grohe,                        Exhibit No. 3*
           and T. Koerfer, dated November 11,
           1997

10.24      Option Agreement by and between        Quarterly Report on
           EuroGas, Inc.,                         Form 10-Q dated
           and Beaver River Resources, Ltd.,      September 30, 1997
           dated                                  Exhibit No. 4*
           October 31, 1997


Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------


10.25      Lease Agreement dated September 3,     Registration Statement
           1996, between Potomac Corporation      on Form S-1, File No.
           and the Company; Letter of             333-92009, filed on
           Amendment dated September 30, 1999.    December 2, 1999

10.26      Sublease dated November 2, 1999,       Registration Statement on Form S-1, File No.
           between Scotdean Limited and the       333-92009, filed on December 2, 1999
           Company

10.27      Securities Purchase Agreement dated    Registration Statement on Form S-1, File No.
           November 4, 1999, between the          333-92009, filed on December 2, 1999
           Company and Arkledun Drive LLC

10.28      Registration Rights Agreement dated    Registration Statement on Form S-1, File No.
           November 4, 1999, between the          333-92009, filed on December 2, 1999
           Company and Arkledun Drive LLC

10.29      Supplemental    Agreement     dated    Registration Statement on Form S-1, File No.
           November   4,  1999,  between   the    333-92009, filed on December 2, 1999
           Company and Arkledun Drive LLC

10.30      Executive Employment Agreement         Registration Statement on Form S-1, File No.
           dated April 20, 1999 between the       333-92009, filed on December 2, 1999
           Company and Karl Arleth
                                                  Form 10-K for year ended December 31, 2000

10.31
           Settlement Agreement dated June 16,
           2000, between the Company and FCOC


           Securities Purchase Agreement dated    Form 10-K for year ended December 31, 2000
10.32      October 2, 2000, between the
           Company and Arkledun Drive LLC

10.33      Registration Rights Agreement dated    Form 10-K for year ended December 31, 2000
           October 2, 2000, between the
           Company and Arkledun Drive LLC

10.34      Settlement Agreement dated November    Form 10-K for year ended December 31, 2000
           14, 2000, between the Company and
           Arkledun Drive LLC

10.35      Consulting Agreement dated             Form 10-K for year ended December 31, 2000
           September 18, 2000, between the
           Company and Spinneret Financial
           Systems, Ltd.

10.36      Securities Purchase Agreement dated    Form 10-K for year ended December 31, 2000
           March 27, 2001 between the Company
           and Belmont Resources Inc.

10.37      Agreement dated April 9, 2001          Form 10-K for year ended December 31, 2000
           between the Company and Belmont
           Resources Inc.

10.38      Warrant Agreement dated September      Form 10-K for year ended December 31, 2000
           8, 2000 with Oxbridge Limited

10.39      Warrant Agreement dated September      Form 10-K for year ended December 31, 2000
           8, 2000 with Rockwell International
           Ltd.
10.40      Warrant Agreement dated September      Form 10-K for year ended December 31, 2000
           8, 2000 with Conquest Financial
           Corporation


Exhibit
Number     Title of Document                      Location
--------------------------------------------------------------------------

10.41      Termination and Transfer Agreement     Form 10-K for year ended December 31, 2000
           dated June 23, 2000 between the
           Company and Belmont Resources, Inc.

10.42      Loan Agreement dated March 3, 1999     Form 10-K for year ended December 31, 2000
           between the Company and Pan Asia
           Mining Corp.

10.43      Agreement dated July 14, 2000          Form 10-K for year ended December 31, 2000
           between the Company and Oxbridge
           Limited

10.44      Amended Agreement dated July 25,       Form 10-K for year ended December 31, 2000
           2000 between the Company, Pan Asia
           Mining Corp., and Oxbridge Limited

10.45      Settlement Agreement dated November    Form 10-K for year ended December 31, 2000
           20, 2000 between the Company and
           Beaver River Resources, Ltd.

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

     (d)  Financial Statement Schedules

     None



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EUROGAS, INC.
                                   (Registrant)


                                  By    /s/ Wolfgang Rauball
                                      -----------------------
                                        Wolfgang Rauball
                                        Chief Executive Officer


                                  By   /s/ Hank Blankenstein
                                      ------------------------
                                         Hank Blankenstein
                                         Principal Accounting and
                                         Financial Officer

DATE:   May 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                       Date


/s/ Wolfgang Rauball                    May 15, 2003
---------------------------
Wolfgang Rauball, Director



/s/ Gregory P. Fontana                  May 15, 2003
---------------------------
Dr. Gregory P. Fontana, Director




/s/ Vojtech Agyagos                     May 15, 2003
---------------------------
Vojtech Agyagos, Director



/s/ Hank Blankenstein                   May 15, 2003
---------------------------
Hank Blankenstein, Director



                         EUROGAS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                Page

     Report of Independent Certified Public Accountants          F-2

     Consolidated Balance Sheets as of December 31, 2002 and
      2001                                                       F-3

     Consolidated Statements of Operations for the Years Ended
       December 31,
      2002, 2001 and 2000                                        F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)
       for the Years
       Ended December 31, 2000, 2001 and 2002                    F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31,
       2002, 2001, and 2000                                      F-9

     Notes to Consolidated Financial Statements                  F-9

     Supplemental Information Regarding Oil and Gas Producing
       Activities (Unaudited)                                    F-29


HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Shareholders
EuroGas, Inc.

We have audited the accompanying consolidated balance sheets of EuroGas, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroGas, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operating activities. At December 31, 2002, the Company had negative working capital and a capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
May 14, 2003

EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



December 31                                                          2002             2001
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                            $    187,922    $     257,831
 Investment in securities available-for-sale                        1,490,058          782,908
 Investment in fixed maturity securities                                    -        1,445,501
 Other receivables                                                     98,176          586,520
 Other current assets                                                  16,416           21,050
-----------------------------------------------------------------------------------------------
   Total Current Assets                                             1,792,572        3,093,810
-----------------------------------------------------------------------------------------------

Property and Equipment - full cost method
 Talc mineral properties and mining equipment                       6,507,736        6,300,993
 Oil and gas properties not subject to amortization                   841,427        6,186,606
 Furniture and office equipment                                       371,188          353,142
-----------------------------------------------------------------------------------------------
   Total Property and Equipment                                     7,720,351       12,840,741
Less: Accumulated depletion, depreciation and amortization           (196,259)        (183,278)
-----------------------------------------------------------------------------------------------
   Net Property and Equipment                                       7,524,092       12,657,463

Receivable from a related party                                       101,084                -
Investments, at cost                                                        -          358,857
-----------------------------------------------------------------------------------------------

Total Assets                                                     $  9,417,748    $  16,110,130
===============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
 Accrued liabilities                                             $  5,150,443    $   4,525,467
 Accrued liabilities payable to related parties                             -          416,858
 Accrued settlement obligations                                    13,145,766        6,345,766
 Accrued income taxes                                                 815,053          802,621
 Notes payable to related parties                                     253,365          424,294
-----------------------------------------------------------------------------------------------
   Total Current Liabilities                                       19,364,627       12,515,006
-----------------------------------------------------------------------------------------------

Stockholders' Equity (Deficiency)
 Preferred stock, $0.001 par value; 3,661,968 shares authorized;
  2,392,228 shares outstanding; liquidation preference: $1,150,       350,479          350,479
 Common stock, $0.001 par value; 325,000,000 shares authorized;
  168,212,635 shares and 144,796,460 shares issued, respectivel       168,213          144,797
 Additional paid-in capital                                       143,595,224      139,314,283
 Accumulated deficit                                             (153,346,645)    (134,659,453)
 Accumulated other comprehensive loss                                (264,363)      (1,336,314)
 Receivable from shareholder                                         (448,425)               -
 Treasury stock, at cost; 5,028 and 307,000 shares, respective         (1,362)        (218,668)
-----------------------------------------------------------------------------------------------
   Total Stockholders' Equity (Deficiency)                         (9,946,879)       3,595,124
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)          $  9,417,748    $  16,110,130
===============================================================================================


   The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



For the Years Ended December 31                        2002             2001             2000
---------------------------------------------------------------------------------------------------

Oil and Gas Sales                                  $       5,074    $      88,937    $   6,395,037
---------------------------------------------------------------------------------------------------

Costs and Operating Expenses
 Oil and gas production                                      -                -          1,521,471
 Impairment of mineral interests and other assets      5,999,357          794,444       26,783,790
 Depreciation, depletion and amortization                 11,896           25,511        2,023,425
 Settlement expense                                   10,219,117        1,690,947        7,200,205
 General and administrative                            2,536,843        1,675,746        8,801,706
---------------------------------------------------------------------------------------------------
   Total Costs and Operating Expenses                 18,767,213        4,186,648       46,330,597
---------------------------------------------------------------------------------------------------

Other Income (Expenses)
 Net gain (loss) on sale of investments                  132,153       (1,409,729)      (2,029,916)
 Equity income                                                 -          341,843                -
 Interest income                                         103,729           59,961           89,698
 Interest expense                                        (12,191)        (240,115)      (8,122,205)
 Foreign exchange net gains (losses)                     (86,362)        (402,227)        (263,523)
 Gain on sale of equipment                                72,816          272,324          455,938
 Minority interest in income of subsidiary                     -                -         (103,022)
---------------------------------------------------------------------------------------------------
   Total Other Income (Expenses)                         210,145       (1,377,943)      (9,973,030)
---------------------------------------------------------------------------------------------------

Loss Before Income Taxes                             (18,551,994)      (5,475,654)     (49,908,590)

Provision for Income Taxes                                     -                -        2,528,279
---------------------------------------------------------------------------------------------------

Net Loss                                             (18,551,994)      (5,475,654)     (52,436,869)

Preferred Dividends                                      135,198          135,199          139,932
---------------------------------------------------------------------------------------------------

Loss Applicable to Common Shares                   $ (18,687,192)    $ (5,610,853)    $(52,576,801)
===================================================================================================

Basic and Diluted Loss Per Common Share            $       (0.12)    $      (0.04)    $      (0.50)
===================================================================================================

Basic and Diluted Weighted-Average Common
 Shares Outstanding                                  154,419,143      134,732,687      106,145,361
===================================================================================================


The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                           Treasury
                                                                                             Accumulated  Stock and      Total
                       Preferred Stock         Common Stock      Additional                     Other     Receivable  Stockholders'
                    ---------------------   -------------------    Paid-In    Accumulated   Comprehensive    from        Equity
                      Shares     Amount       Shares    Amount     Capital      Deficit     Income (Loss) Shareholder (Deficiency)
----------------------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 1999   2,394,028 $ 2,001,949   86,835,838 $ 86,836  $102,032,174 $ (76,471,799) $(3,865,941) $       -  $ 23,783,219
                                                                                                                     -------------
Net loss                    -           -            -        -             -   (52,436,869)           -          -   (52,436,869)
Net change in
 unrealized losses
 on securities
 available for sale         -           -            -        -             -             -     (179,136)         -      (179,136)
Reclassification
 adjustment on
 unrealized loss on
 securities available
 for sale                   -           -            -        -             -             -    1,248,073          -     1,248,073
Translation
 adjustments                -           -            -        -             -             -     (869,045)         -      (869,045)
                                                                                                                      ------------
Comprehensive loss                                                                                                    (52,236,977)
                                                                                                                      ------------
Dividends on
 preferred shares           -           -            -        -             -      (139,932)           -          -      (139,932)
Conversion of
 Series C preferred
 stock and accrued
 dividends             (1,800) (1,651,470)   5,329,713     5,330    1,667,739             -            -          -        21,599
Issuance for cash,
 net of $169,500
 offering costs             -           -    9,400,000     9,400    2,195,600             -            -          -     2,205,000
Issuance of shares
 and 3,000,000
 options under
 settlement agreement
 with FCD                   -           -    3,700,000     3,700   11,609,300             -            -          -    11,613,000
Issuance for
 settlement
 agreements                 -           -    1,842,983     1,843    1,031,671             -            -          -     1,033,514
Issuance for
 assumption of
 lending
 commitment                 -           -      500,000       500      364,500             -            -          -       365,000
Repricing of warrants       -           -            -         -    1,246,718             -            -          -     1,246,718
Warrants and
 beneficial conversion
 option of debt, net
 of $360,212
 offering costs             -           -            -         -    2,669,567             -            -          -     2,669,567
Warrants issued in
 connection with
 default on notes
 payable                    -           -            -         -    2,639,038             -            -          -     2,639,038
Beneficial conversion
 feature of
 notes payable              -           -            -         -      918,000             -            -          -       918,000
Conversion of
 $1,173,896 of notes
 payable to related
 parties and
 $502,871 of accrued
 interest                   -           -    3,891,954     3,892    1,672,875             -            -          -     1,676,767
Conversion of notes
 payable                    -           -   14,331,540    14,331    5,001,705             -            -          -     5,016,036
Issuance for services       -           -    1,164,432     1,165      398,797             -            -          -       399,962
----------------------------------------------------------------------------------------------------------------------------------

Balance -
 December 31, 2000  2,392,228  $  350,479  126,996,460  $126,997 $133,447,684 $(129,048,600) $(3,666,049) $       -  $(51,026,466)
==================================================================================================================================
                                                                                                                       (CONTINUED)


The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(CONTINUED)

                                                                                                           Treasury
                                                                                             Accumulated  Stock and      Total
                       Preferred Stock         Common Stock      Additional                     Other     Receivable  Stockholders'
                    ---------------------   -------------------    Paid-In    Accumulated   Comprehensive    from        Equity
                      Shares     Amount       Shares    Amount     Capital      Deficit     Income (Loss) Shareholder (Deficiency)
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2000  2,392,228 $ 350,479  126,996,460  $126,997  $133,447,684  $(129,048,600) $(3,666,049) $        -  $(51,026,466)
                                                                                                                      ------------
Net loss                    -         -            -         -             -     (5,475,654)           -           -    (5,475,654)
Net change in
 unrealized losses
 on securities
 available for sale         -         -            -         -             -              -      (26,620)          -       (26,620)
Translation
 adjustments                -         -            -         -             -              -    2,356,355           -     2,356,355
                                                                                                                      ------------

Comprehensive loss                                                                                                      (3,145,919)
                                                                                                                      ------------

Dividends on
 preferred shares           -         -            -         -             -       (135,199)           -           -      (135,199)
Modification
 warrants                   -         -            -         -       143,560              -            -           -       143,560
Issued for cash             -         -      100,000       100        44,210              -            -           -        44,310
Issuance for
 services                   -         -      100,000       100        48,300              -            -           -        48,400
Issuance for
 additional interest
 in Rozmin s.r.o.           -         -   12,000,000    12,000     3,588,000              -            -           -     3,600,000
Issuance of shares
 and 5,200,000
 warrants as
 settlement expense         -         -    3,800,000     3,800     1,861,072              -            -           -     1,864,872
Purchase of treasury
 stock                      -         -            -         -             -              -            -    (218,668)     (218,668)
Cancellation of shares
 in settlement              -         -   (1,200,000)   (1,200)     (358,800)             -            -           -      (360,000)
Issuance of shares
 as contract penalty        -         -    3,000,000     3,000       447,000              -            -           -       450,000
Sale of treasury
 stock                      -         -            -         -        93,257              -            -           -        93,257
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2001  2,392,228   350,479  144,796,460   144,797   139,314,283   (134,659,453)  (1,336,314)   (218,668)    3,595,124
                                                                                                                      ------------

Net loss                    -         -            -         -             -    (18,551,994)           -           -   (18,551,994)
Net change in
 unrealized losses
 on securities
 available for sale,
 net of $401,783 tax        -         -            -         -             -              -      702,087           -       702,087

Translation
 adjustments, net of
 $401,783 tax benefit       -         -            -         -             -              -      369,864           -       369,864
                                                                                                                      ------------


Comprehensive loss                                                                                                     (17,480,043)

Issued for cash             -         -      418,328       418        33,048              -            -           -        33,466
Purchase of treasury
 stock                      -         -            -         -             -              -            -     (81,596)      (81,596)
Conversion of notes
 payable from related
 parties and receivable
 from shareh                -         -   10,000,000    10,000       990,000              -            -    (448,425)      551,575
Issued for stock
 price guarantee            -         -    3,830,000     3,830        (3,830)             -            -           -             -
Issuance of shares
 and warrants issued
 for settlements            -         -    9,167,847     9,168     1,819,056              -            -           -     1,828,224
Warrants issued for
 settlement                 -         -            -         -     1,690,893              -            -           -     1,690,893
Dividends on
 preferred shares           -         -            -         -             -       (135,198)           -           -      (135,198)
Sale of treasury
 stock                      -         -            -         -      (248,227)             -            -     298,903        50,676
-----------------------------------------------------------------------------------------------------------------------------------
Balance -
 December 31, 2002  2,392,228 $ 350,479  168,212,635  $168,213  $143,595,223  $(153,346,645) $  (264,363) $ (449,786) $(9,946,879)
===================================================================================================================================


The accompanying notes are an integral part of these financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Years Ended December 31                                       2002              2001             2000
------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
 Net loss                                                        $(18,551,994)     $(5,475,654)     $(52,436,869)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation, depletion and amortization                            11,896           25,511         2,023,425
  Impairment of mineral interests and equipment,
   net of gain of sale                                              5,929,910          794,444        26,783,790
  Loss on settlement of notes receivable                              144,148               -            500,000
  Minority interest in income of subsidiary (equity income)                -          (341,842)          103,022
  Interest expense related to grant or repricing of
   warrants and beneficial conversion features                             -                -          7,486,306
  Expenses paid with common shares, warrants and notes payable      3,519,117          158,400         2,023,828
  Net gain on sale of subsidiaries                                         -          (219,997)               -
  (Gain) loss on sale and impairment of securities                   (276,301)         109,480         2,029,916
  Exchange loss                                                        86,362          402,227           263,523
  Changes in assets and liabilities, net of acquisitions:
   Trade receivables                                                       -          (336,462)       (1,204,539)
   Other receivables                                                  499,121               -            (67,505)
   Accounts payable                                                        -                -          4,489,571
   Accrued liabilities                                                275,307         (171,858)          486,080
   Deferred income taxes                                                    -               -          2,442,081
   Accrued settlement obligations                                   6,800,000        1,675,747         6,104,205
   Other                                                                    -               -           (452,046)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                (1,562,434)      (3,380,004)          574,788
------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Proceeds from sale of investment in fixed-maturity securities      1,100,156               -                 -
 Proceeds from sale of securities available for sale                  661,912          299,489                -
 Purchase of securities available for sale                             (5,230)              -                 -
 Purchases of mineral interests, property and equipment              (518,116)        (391,714)       (8,848,981)
 Proceeds from sale of Big Horn, net of cash disposed                      -         3,447,521                -
 Proceeds from sale of interest in gas property and equipment         158,227          326,582         2,773,959
 Collection of principal of note receivable                           208,213               -                -
 Expenditure for other investments                                         -                -         (1,200,000)
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                 1,605,162        3,681,878        (7,275,022)
------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common shares, net of offering costs        33,466           44,310         2,400,000
 Proceeds from issuance of notes payable to related parties                -                -          3,327,892
 Proceeds from issuance of notes payable                                   -                -             67,363
 Change in receivable from related parties                           (101,084)              -                 -
 Principal payments on notes payable to related parties                    -                -            (65,974)
 Proceeds from sale of treasury stock                                  50,676           93,257                -
 Acquisition of treasury stock                                        (81,596)        (218,668)               -
------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   (98,538)         (81,101)        5,729,281
------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                               (14,099)         (20,687)          (18,443)
------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                       (69,909)         200,086          (989,396)

Cash at Beginning of Year                                             257,831           57,745         1,047,141
------------------------------------------------------------------------------------------------------------------

Cash at End of Year                                              $    187,922      $   257,831      $     57,745
==================================================================================================================
                                                                                                        (CONTINUED)


EUROGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)



For the Years Ended December 31                                       2002              2001             2000
------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
 Cash paid for interest                                            $       -      $         -    $    146,222
------------------------------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and Financing Activities
 Accrual of preferred dividends                                    $  135,198     $    135,199   $    139,932
 Exchange of investment in preferred stock for note receivable        362,082               -              -
 Conversion of note payable to common stock                           170,291               -              -
 Conversion of accrued liabilities to common stock                    500,000               -              -
 Conversion of accrued receivables due from related parties
  to common stock                                                     118,716               -              -
 Difference between cost and proceeds on sale of treasury stock       248,226               -              -
 Common shares issued upon conversion of notes payable and
  accrued interest                                                         -                -       6,415,816
 Common shares issued as payment of preferred dividends                    -                -          21,599
 Common shares and warrants issued in satisfaction of accrued
  settlement obligations                                                   -                -      12,451,514
 Purchase of majority interest in Rozmin in exchange for:
 Modification of warrants                                                  -           143,560             -
 Issuance of common shares                                                 -         3,600,000             -
 Accrual of royalties payable and cash paid                                -           100,000             -
 Common stock issued in payment of accrued settlement obligation           -         1,864,872             -
------------------------------------------------------------------------------------------------------------------

Cash Received From Sale of Subsidiaries
 Assets sold                                                       $       -      $ 18,356,857   $         -
 Less liabilities relieved                                                 -       (14,909,336)            -
------------------------------------------------------------------------------------------------------------------

Cash Proceeds                                                      $       -      $  3,447,521   $         -
------------------------------------------------------------------------------------------------------------------



                         EUROGAS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company") are engaged primarily in the evaluation, acquisition, exploration and disposition of mineral interests, and rights to exploit oil, natural gas, coal bed methane gas, talc, and other minerals. EuroGas is in various stages of identifying industry partners, farming out exploration rights, and seeking to develop production. EuroGas' primary mineral property interests are an interest in a talc mineral deposit in Slovakia, an interest in a joint venture to reclaim a natural gas field in Western Canada, and oil and gas exploration properties in Poland and Slovakia.

Business Condition - EuroGas has accumulated a deficit of $153,346,645 through December 31, 2002. EuroGas has had very limited revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2002 and 2001. At December 31, 2002, the Company had a working capital deficiency of $17,572,054 and a capital deficiency of $9,946,879. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Payment of $19,364,627 of current liabilities will require substantial additional financing. Management plans to finance operations, development of its properties and payment of its liabilities through borrowing, through sale of interests in its properties and possibly through the issuance of additional equity securities, the realization of which is not assured.

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

Furniture and Office Equipment - Furniture and office equipment are stated at cost. Minor repairs, enhancements and maintenance costs are expensed when incurred and major improvements are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of the equipment of three to five years. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in operations. Depreciation expense for each of the three years in the period ended December 31, 2002, was $11,896, $25,511, and $117,875, respectively.

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

Loss Per Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. The weighted-average common shares outstanding was not increased from 39,342,858, 18,439,594, and 49,876,792 potentially issuable common shares at December 31, 2002, 2001, and 2000, respectively, because to do so would have decreased the loss per share and have been excluded from the calculation.

Foreign Currency Translation - The functional currencies of the subsidiaries operating in Poland are the local currencies. The effect of changes in exchange rates with respect to those subsidiaries is recognized as a separate component of accumulated other comprehensive loss. Where the functional currencies of foreign subsidiaries is the U.S. dollar, financial statements of the foreign subsidiaries are translated into U.S. dollars using historical exchange rates and net foreign exchange gains and losses from those subsidiaries are reflected in the results of operations. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.


Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities on the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled.

Stock-Based Compensation - EuroGas has accounted for stock-based compensation from stock options granted to employees and consultants prior to 1998 based on the intrinsic value of the options on the date granted. Since 1999, EuroGas has accounted for options granted to consultants according to their fair value as prescribed in SFAS No. 123, Accounting for Stock Based Compensation.

Had compensation cost for stock options been determined based on the fair value at the grant dates for options under that plan consistent with the alternative method of SFAS No. 123, EuroGas' loss applicable to common shares and loss per common share for the year ended December 31, 2002, 2001 and 2000 would have been increased to the pro forma amounts shown below.



December 31,                                        2002              2001                2000
----------------------------------------------------------------------------------------------
Net loss applicable to common shares:
   As reported                              $(18,551,994)      $(5,610,853)      $(52,576,801)
   Add: Stock-based employer compensation
   expense included in reported net loss       1,127,262                 -                  -
   Less: Total stock-based employer
     compensation expense determined under
     fair value based method for all
     awards                                   (1,881,710)          (65,813)           (99,570)
----------------------------------------------------------------------------------------------
   Pro forma                                $(19,306,442       $(5,676,666)      $(52,676,371)

Basic and diluted net loss per common share:
   As reported                              $      (0.12)      $     (0.04)      $      (0.51)
   Pro forma                                       (0.12)            (0.04)             (0.50)



Long-Lived Assets - In the event that facts and circumstances indicate that the carrying amount of a long-lived asset may not be recoverable and estimated future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the excess of cost over estimated future discounted cash flows.

Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications - Certain reclassifications have been made in the prior-period financial statements to conform to the 2002 presentation.


NOTE 2 - IMPAIRMENT OF MINERAL INTERESTS AND EQUIPMENT AND OTHER ASSETS

The  Company  periodically  assesses the capitalized  costs  of  properties  for impairment based on estimated future discounted net cash flows. During the second quarter of 2002, the Company evaluated its investment in the Beaver River gas project in British Columbia, Canada. The terms of the related farmout agreement provide that the operator of the project will receive payout of all of its investment prior to any payments to the other interest holders and then the Company would receive 3.33% of the net cash flows, if any. Through the date of the evaluation, the operator has invested in excess of $16,000,000 in the project. Due to the low production from the Beaver River Project and gas prices paid for the production, management determined that it was unlikely that the Company will receive any cash flows from the project, except for nominal overriding royalty payments. Accordingly, the Company recognized a $3,937,500 impairment charge during 2002, which was equal to the carrying value of the Company's investment in the project.

During 2002 the Company evaluated its investments in the Envigeo project in Slovakia and its investment in a lube oil refinery in Slovenia. Management determined the estimated undiscounted future cash flows were less than the carrying value of the investments and recognized impairment charges during 2002 of $1,703,000 and $358,857, respectively.

As a result of assessments of the recovery of investments, the following losses were recognized during 2000: Trebisov property in Slovakia of $7,306,943, Maseva property in Slovakia of $6,558,230, Beaver River property in Canada of $3,937,500, Ukraine properties of $1,200,310, TAKT properties in Russia of $7,701,362, and other of $79,445. During 2001, impairment loss of $1,154,444 was recognized from the Nafta-Danube Association in Slovakia (See Note 3) less $360,000 of recovery from Beaver River in Canada.

NOTE 3 - SALE OF INVESTMENTS IN SUBSIDIARIES

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

NOTE 4 - SIGNIFICANT ACQUISITIONS

Falcon Energy Holding Corp. - On November 23, 2001, EuroGas entered into an agreement with Falcon Energy Holding Corp., a Delaware corporation ("Falcon Holding") for the acquisition of 100% of the issued and outstanding shares of its subsidiary, Falcon Energy Overseas Inc. ("Falcon"), also a Delaware corporation. The November agreement was an amendment to a former agreement entered into on September 17, 2001. As the purchase price for the Falcon shares, EuroGas agreed to issue 10,000,000 common shares to Falcon Holding and to provide $10,000,000 of funding to Falcon by December 31, 2001. The agreement included a penalty provision that if the Companies did not complete the contract, EuroGas would be required to issue Falcon 3,000,000 shares of common stock. On February 12, 2002 Falcon terminated the agreement due to EuroGas not providing the required funding. As a result, the 3,000,000 penalty shares became issuable to Falcon and were included as outstanding at December 31, 2001 in the accompanying financial statements. The shares were valued at $450,000 or $0.15 per share based upon the fair value of the stock on the date of the agreement. EuroGas and Falcon continued to negotiate a suitable replacement program for future investment; however, none was found. Falcon continued to hold the balance of the 7,000,000 shares as a deposit toward completion of a new acquisition agreement. As of December 31, 2002 the Company considers the shares issued, the deposit forfeited and recognized a charge to settlement expense during 2002. The issuance of the 7,000,000 shares was valued at $1,050,000, or $0.15 per share based upon the valuation of the original shares and the fair value on the date the contingency originated.


Rozmin s.r.o. - During 1998, EuroGas acquired a 23.65% interest in a talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. EuroGas is obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. The 3,830,000 common shares were included in common shares outstanding at December 31, 2002. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares, based on recent market prices for the Company's common stock, to Belmont under this provision of the agreement.

In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold. EuroGas also agreed to pay Belmont a $100,000 non-refundable advanced royalty payment and agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of December 31, 2002 EuroGas has accrued $55,000 in advance royalty due to Belmont because the talc deposit was not in commercial production. EuroGas granted Belmont the right to appoint one member of the EuroGas, Inc., board of directors for not less than one year.

The purchase of the interest in Rozmin s.r.o. was recorded at $3,843,560, based on the market value of the common shares issued (including the guarantee of the future stock value), the increase in the fair value from the modification of the stock options, and the cash advance royalty to be paid. The issuance of additional common shares under the guarantee of the future market value of the Company's common shares will not result in additional cost when issued. EuroGas accounted for the acquisition as a purchase and allocated the purchase price to the assets acquired, primarily the interest in talc mineral properties. No goodwill was recognized in the purchase transaction. The operations of Rozmin s.r.o. have been included in the consolidated results of operations from April 17, 2001.

EuroGas acquired the original 23.65% mineral interest through the acquisition of a 55% interest in RimaMuran s.r.o., whose principal asset was a 43% investment in Rozmin s.r.o. On April 2, 2002, EuroGas exchanged its 55% interest in RimaMuran s.r.o. for the 43% investment in Rozmin s.r.o. held by RimaMuran. As part of the exchange, EuroGas paid approximately $105,000 to the former minority owners of RimaMuran to pay liabilities of RimaMuran and to compensate the former minority owners. RimaMuran agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed, to Rozmin. As a result of the exchange, EuroGas owns a 100% interest in Rozmin s.r.o subject to the contingency for issuance of the additional common shares to Belmont. By virtue of its potential ownership of Rozmin s.r.o. and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the talc deposit to commercial production.


NOTE 5 - INVESTMENT IN EQUITY SECURITIES

Investment in Securities Available-for-Sale - The Company's investment in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive loss. The cost of securities sold was determined by the average-cost method. The investment in securities consisted of the following:


        December 31,                                                2002                   2001
        ---------------------------------------------------------------------------------------
        Cost                                             $      412,892         $      809,612
        Gross unrealized gains                                1,077,166                    -
        Gross unrealized losses                                     -                  (26,704)
        ---------------------------------------------------------------------------------------

        Estimated fair value                             $    1,490,058         $      782,908
        ======================================================================================




During 2002, the Company sold available-for-sale securities for $661,912 gross proceeds that resulted in gross realized gains of $276,301 and no gross realized losses.

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

Investment in Other Equity Securities at Cost - During 2000, EuroGas paid a deposit of $300,000 towards a potential acquisition of an interest in a Russian oil and gas company owned by Teton Petroleum Company ("Teton"), and made loans to Teton in the amount of $1,000,000. During October 2000, EuroGas and Teton terminated their merger agreement. EuroGas received 2,700,000 shares of Teton common stock in consideration of its advances to Teton under the termination agreement. Since there was no regular and active market for the Teton common stock and the fair value was not readily determinable it was recorded at its historical cost of $1,300,000 as a long-term investment. During December 2000, management evaluated the investment and determined it to be impaired and recorded an impairment charge of $781,843 against the Teton stock. The investment in Teton stock was carried at $518,157 at December 31, 2000. Due to a market becoming available for the Teton stock, the investment was transferred to available-for-sale securities during 2001.

NOTE 6 - ACCOUNTS AND NOTES RECEIVABLE

On October 28, 1998, EuroGas received an executed promissory note in the amount of $500,000 from an independent third party. Terms of the note dictate that interest accrues at 7.5%. The balance was due on May 28, 1999. During the second quarter of 2000 EuroGas determined that the note receivable was unrecoverable. Accordingly, the Company provided an allowance against the note and recorded a bad debt charge of $500,000 during the year ended December 31, 2000.


NOTE 7 - MINERAL INTERESTS IN PROPERTIES

Beaver River Project - In March 1998, EuroGas exercised its option to acquire a 16% carried interest in the Beaver River Project in British Columbia, Canada in exchange for $300,000 and the issuance of 2,400,000 common shares which were valued at $3.16 per share. The acquisition was valued at $7,875,000. The interest in the Beaver River Project has been classified as oil and gas properties not subject to amortization. During 2000, EuroGas received 1,200,000 shares of its common stock in return for one-half of its interest in the Beaver River project. An impairment loss of $3,937,500 was recognized on the return.

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

EuroGas and Belmont were related parties as a result of a common individual serving on the board of directors and is a significant shareholder of both companies. Although the transfer of Maseva back to Belmont was not an arms-length transaction, it resulted in the recognition of a loss on the disposition of $6,528,230.

On June 14, 2000, EuroGas agreed to transfer its 90% interest in Maseva back to Belmont, a related party as explained above, and to modify the warrants to purchase 2,500,000 common shares held by Belmont to reduce the exercise price from $2.50 to $0.82 per share and to extend their expiration date from October 8, 2000 to June 14, 2002. In exchange, Belmont agreed to provide $1,000,000 of debt financing to Rozmin s.r.o. and Belmont agreed to waive its right of first refusal to acquire the shares in RimaMuran s.r.o. from EuroGas. The modification to the options increased their fair value by $1,246,718. The fair value of the options was determined using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%; expected dividend yield of 0%; volatility of 110% and an expected life of 2.0 years. The modification to the warrants was accounted for as a prepaid financing fee. Belmont did not provide the $1,000,000 financing as required under the related agreement. EuroGas did not pursue its rights to require Belmont to meet its obligation and, therefore, charged the prepaid financing fee to interest expense during 2000.

Talc Mineral Interest - During 1998, EuroGas acquired a 24% interest in an undeveloped talc deposit in Eastern Slovakia through an indirect investment in Rozmin s.r.o. During the third quarter of 2000, EuroGas determined that Oxbridge Ltd., a related party, had paid $879,000 on behalf of EuroGas in 1998 as part of the purchase of the 24% interest in the talc deposit. On March 19, 1998, EuroGas reimbursed Oxbridge Ltd. for their payment and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In light of a demand in 2000 by Oxbridge Ltd. for payment of the promissory note, EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment. As described in Note 4, EuroGas has increased its investment in Rozmin s.r.o. to a 100% direct interest, subject to completion of the Belmont transaction, by exchanging interests with the former minority interest holders.

The following is a summary of changes to properties:


                                                  2002                2001              2000
--------------------------------------------------------------------------------------------
        Talc Mineral Properties
        Cost at beginning of year         $  6,300,993         $  2,216,308      $   755,539
        Development costs                      206,743                    -                -
        Acquisition costs                            -            4,084,685        1,460,769
--------------------------------------------------------------------------------------------

        Net Other Mineral Interest Proper $  6,507,736         $  6,300,993     $  2,216,308
--------------------------------------------------------------------------------------------

        Oil and Gas Properties Subject to
           Amortization
        Cost at beginning of year                  -             16,499,982        21,553,571
        Net reclassificiation to properties not
        subject to amortization                    -                 -             (1,560,841)
        Acquisition costs                          -                 -                154,842
        Exploration and development costs          -                 -              6,518,896
        Sale of properties                         -                 -             (2,357,901)
        Less ceiling test and valuation a          -            (16,499,982)       (7,306,943)
        Translation adjustments                    -                 -               (501,642)
---------------------------------------------------------------------------------------------

        Cost at year end                           -                 -             16,499,982
        Less depreciation, depletion and           -                 -             (3,619,329)
--------------------------------------------------------------------------------------------

        Net Properties Subject to
          amortization                    $        -        $        -           $ 12,880,653
=============================================================================================


        Oil and Gas Properties Not Subject
          to Amortization
        Cost at beginning of year         $  6,186,606             9,461,039        26,862,072
        Acquisition costs                          -                   5,773         1,593,776
        Exploration costs                      310,570                34,186           139,722
        Net reclassificiation from
          properties subject to
          amortization                             -                 -               1,560,841
        Disposal                               (17,658)           (2,501,926)         (303,684)
        Impairment and valuation adjustme   (5,711,335)             (794,444)      (19,476,847)
        Translation adjustments                 73,244               (18,022)         (914,841)
----------------------------------------------------------------------------------------------

        Net Property Not Subject to
          Amortization                    $    841,427          $  6,186,606      $  9,461,039
==============================================================================================


        Furniture and Office Equipment
        Equipment                         $    371,188          $    353,142      $  1,006,517
        Less: Accumulated depreication        (196,259)             (183,278)         (359,728)
----------------------------------------------------------------------------------------------

        Net Furniture and Equipment       $    174,929          $    169,864      $    646,789
===============================================================================================







NOTE 8 - GEOGRAPHIC INFORMATION

EuroGas and its subsidiaries operate primarily in the talc and the oil and gas exploration and production industry. Accordingly, segment information is not presented separately from the accompanying balance sheets and statements of operations. Property and equipment were located in the following geographic areas at December 31:



        December 31,                           2002              2001              2000
        ----------------------------------------------------------------------------------
        Canada                            $        -        $  3,975,000      $ 18,861,163
        Europe                            $  7,524,092      $  9,041,320         6,702,483
        ---------------------------------------------------------------------------------------

        Net Loss                          $  7,524,092      $ 13,016,320      $ 25,563,646
        ==================================================================================



Sales and net loss were in the following geographic areas during the years ended December 31:


        December 31,                          2002                2001              2000
        ----------------------------------------------------------------------------------
        Oil and Gas Sales - Canada        $      5,074      $     88,937      $  6,395,037

        Canada                            $        -        $   (618,949)     $ (3,833,909)
        Europe                             (18,551,994)       (4,856,705)      (45,711,413)
        ---------------------------------------------------------------------------------------

        Total Property and Equipment      $(18,551,994)     $ (5,475,654)     $(49,545,322)
        ==================================================================================




NOTE 9 - ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement - During 1997 Oxbridge Limited attempted to convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002 EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000 and recognized settlement expense and an accrued settlement obligation during 2002.

McKenzie Bankruptcy Claim - This litigation is being brought by Steve Smith, Chapter 7 Trustee (the "Trustee") for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division)
(hereafter "97-4114"). The Trustee's initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies' creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee's claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex's parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.


In March of 1997, the Trustee brought a related suit W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie and EuroGas, Inc., (Adv. No. 97-4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, and is currently pending before the Houston bankruptcy court.

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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997.
EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered and Order Granting Trustee's Motion for Leave to Amend. On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Rienhard Rauball, the Complaint asserts claims for turnover under Section 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has recently filed a Motion to Dismiss the Third Amended Complaint. At present, no trial date has been set.

Management's estimate of the amount due under the claims made by the Trustee has been accrued in the accompanying consolidated financial statements as of December 31, 2002.

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

Holbrook Claim - On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement in an action styled James R. Holbrook v.
W. Steve Smith, Trustee, Kukui, Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants' rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee's Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas. On September 25, 2002 the District Court entered its Opinion and Order affirming the Bankruptcy Court's orders. On October 25, 2002 EuroGas filed a notice of appeal of the District Court's order to the Fifth Circuit Court of Appeals. The appeal is currently pending before this Court. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of:



        December 31,                                            2002                   2001
        --------------------------------------------------------------------------------------
        Loans from companies associated with a director
        due in 2001 and 2002 with interest at 7% to 10%
        unsecured                                        $      247,816         $      418,107
        Loan from a director, due in 2001, and 2002,
          interest:
        7.5% to 10% unsecured                                     5,549                  5,549
        --------------------------------------------------------------------------------------

        Total Notes Payable to Related Parties                  253,365                423,656
        Less: Current Portion Payable to Related Pa            (253,365)              (423,656)
        --------------------------------------------------------------------------------------

        Notes Payable to Related Parties - Long Ter      $            -         $            -
        =======================================================================================



2000 Convertible Debentures - During the first quarter of 2000 EuroGas completed the issuance of two-year 10.5% convertible debentures in the amount of $3,000,000 to related parties in exchange for cash proceeds of $1,591,336, the conversion of prior outstanding EuroGas debt into debentures in the amount of $422,288 and proceeds in the form of payments to creditors on behalf of EuroGas by a debenture holder in the amount of $986,376. The debentures were convertible into common shares at $0.35 per share, which represents a discount of 20% from quoted market values on the date of the issuance. Upon conversion in 2000, the debenture holders also received warrants to purchase 17,142,858 common shares at $0.35 per share. The convertibility of the debentures at a discount, and the detachable warrants issued below market on the date of issuance, constitute a beneficial conversion feature of the debentures. The Company recorded the three instruments at their relative fair values on the date of issuance with $1,898,138 allocated to warrants, $330,439 allocated to the debentures and $771,429 allocated to the beneficial conversion feature with the remaining $2,669,567 recorded as a debt discount. Since the debentures were immediately convertible, the Company recognized the resulting debt discount of $2,669,567 as interest expense. The value of the options was determined using the Black-Scholes option- pricing model with the following assumptions: risk-free interest rate of 6.2%, volatility of 126% and an expected life of two years. The debentures were subsequently converted, at the election of the holders, on March 30, 2000, into 8,571,428 common shares and warrants to purchase 17,142,858 common shares at $0.35 per share.

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

Apart from the first quarter debentures, during 2000 the Company issued notes payable to shareholders totaling $448,093 for payments made to or on behalf of the Company. Included in the payments is an advance by an officer of $100,000 to Teton Petroleum Company as a note receivable.

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

NOTE 11 - NOTES PAYABLE

During September and November 2000, the Company issued 3,389,944 common shares upon conversion of notes payable in the amount of $1,191,115, or $0.35 per share, including principal on notes payable of $813,277 and related accrued and unpaid interest in the amount of $377,838. The grant of convertibility of the notes payable and notes payable to related parties, at a discount below market during the September conversion, constitutes the grant of a beneficial conversion feature of $0.31 per share for the difference between market and the conversion price of the debt. The Company recognized $458,758 as interest expense during 2000 related to the beneficial conversion feature. There was no beneficial conversion feature related to the November conversion.

NOTE 12 - INCOME TAXES

Deferred tax assets were comprised of the following:



        December 31                            2002               2001              2000
        ----------------------------------------------------------------------------------



        Tax loss carry forwards           $  6,656,461      $  2,445,695      $ 19,884,518
        Property and equipment                 133,071           133,071        (2,309,010)
        Impairment losses on oil and gas     8,061,266         5,823,506         5,823,506
        Impairment of investment in secur    1,021,436         1,723,363         1,353,959
        Accrued settlement obligations       4,903,371         4,326,876         4,326,876
        Unralized gain on investment
         in securities                        (401,783)              -              -
        Foreign currency translation
         adjustment                            500,390               -                 -
        Valuation allowance                (20,874,212)      (14,452,511)      (31,521,930)
        ----------------------------------------------------------------------------------

        Net Deferred Tax Liability        $        -        $        -        $ (2,442,081)
        ==================================================================================



The following is a reconciliation of the amount of tax (benefit) that would result from applying the federal statutory rate to pretax loss with the provision for income taxes:




        December 31                            2002               2001              2000
        ----------------------------------------------------------------------------------
        Tax at statutory rate (34%)       $ (6,307,678)     $ (1,861,722)     $(17,675,717)
        Non-deductible expenses                596,799            98,198            77,177
        State taxes, net of federal benef     (612,215)         (180,696)              -
        Change in deferred tax valuation     6,323,094         1,944,220        20,126,819
        ----------------------------------------------------------------------------------

        Total Income Tax (Benefit)        $        -        $        -        $  2,528,279
        ==================================================================================


As of December 31, 2002, EuroGas has operating loss carry forwards of approximately $17,800,000 in various countries which expire from 2010 through 2022.


NOTE 13 - RELATED PARTY TRANSACTIONS

Receivable from a Related Party - The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of $424,294 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer. Additionally, the Chief Financial Officer assigned $200,000 of accrued salary, which accrual arose during his service to the Company during 2000, to the Chief Executive Officer. During June 2002, EuroGas entered into a compensation agreement with its Chief Executive Officer and principal shareholder that provides the officer with $300,000 of compensation for his prior services. The compensation was charged to operations during 2002. The resulting $381,284 payable to the officer was converted into common stock as further described in Note 4 to the financial statements. During the remaining months of 2002, EuroGas paid $101,084 in additional expense on behalf of EuroGas resulting in a receivable from the officer.

As described in Note 4, EuroGas purchased a 57% interest in Rozmin, s.r.o. from Belmont Resources, Ltd.

Effective October 21, 1999, the Company transferred all its shares of EuroGas Deutschland GmbH to a related party for its fair value of $0. The Company was required to fund EuroGas Deutschland GmbH's deficit of $98,898 before the transfer could be made.

A significant shareholder and director of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas and EuroGas has paid certain business expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related party of $101,084 as of December 31, 2002, and as accrued liabilities payable to related parties in the amount of $416,8589 as of December 31, 2001.

Related party loans are described in Note 10, Notes Payable to Related Parties.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600.

The following is a summary of the preferred stock outstanding at December 31, 2002:

                                           Liquidation Preference      Annual Divided Requirement
                                           ----------------------      -----------------------------
                                  Shares
           Designation       Outstanding   Per Share        Total        Per Share          Total
           -----------------------------------------------------------------------------------------

        1995 Series           2,391,968    $   0.10     $ 239,197      $      0.05      $    119,598
        1997 Series A Conve          60    1,000.00       260,000            60.00            15,600
        --------------------------------------------------------------------------------------------
        Total                 2,392,228                 $ 499,197                       $    135,198
        ============================================================================================

Common Stock

On October 31, 2002 the Company recognized as issued 750,000 shares to Conquest Financial, who had held the stock in trust. The stock was originally delivered to Conquest during 2000 as advance collateral for a proposed financing loan from Conquest. The loan was never funded by Conquest. During 2000, EuroGas vacated its office lease in London it shared with Conquest; as a result Conquest paid certain exit costs on behalf of EuroGas for closing the office and continued to hold the unissued shares as collateral for the costs advanced. The shares issued were valued at $247,500, or $0.33 per share, based upon the fair value of the shares on December 20, 2000, the date the collateral was originally delivered to Conquest and the date the shares were contingently issuable. During 2001 EuroGas accrued a $100,000 liability for exit costs from the London office. During 2002 EuroGas recognized $147,500 as settlement costs and relieved the $100,000 liability.

On June 10, 2002 the Company issued to its Chief Executive Officer and principal shareholder 10,000,000 common shares and warrants to purchase 10,000,000 additional common shares at $0.125 per share through June 9, 2003 and at $0.15 per share through June 10, 2004. The common shares were valued at $0.10 per share based upon the quoted market price of $0.12 per share on the date of the issuance, less a discount for restrictions on the resale of the common stock issued. The common shares and warrants were issued in exchange for the conversion of $170,291 of notes payable to related parties, $381,284 of accrued liabilities to a related party and for a note receivable from its Chief Executive Officer in the amount of $448,425. The note receivable is secured by the common shares issued and is due within one year. The note receivable is reflected in the accompanying financial statements as an offset to stockholders' equity (deficiency).

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

During October 2002 the Company issued 418,328 common shares for $33,466 cash, or $0.08 per share.

During February 2001, the Company issued 100,000 shares of common stock for cash in the amount of $44,310. During April 2001, EuroGas issued 100,000 shares of stock for professional services provided to the Company. The issuance was valued at $48,400, or $0.48 per share.


During May 2001, EuroGas issued 3,800,000 shares to Winzer-Maurer under a settlement obligation. The shares were valued at $1,864,872 and charged to settlement expense during 2001.

During 2000, the Company issued 3,700,000 common shares and 3,000,000 warrants to purchase common stock to FCDC under the terms of a settlement agreement. The Company issued 1,842,983 common shares as payment of accrued settlement obligations. The common shares issued were valued at $1,033,514, or an average of $0.56 per share. In November 2000, 832,760 common shares were issued to SlovGold GmbH, a related party, for services valued at $291,466, or $0.35 per share, based on the market value of the common shares on the date issued. The Company issued 331,672 common shares for services valued at $108,496, or an average of $0.33 per share, based on the market value of the common shares on the dates issued.

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

Warrants

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

At December 31, 2002 and 2001, the Company had warrants outstanding to purchase 38,142,858 and 15,750,000 common shares, respectively.

Treasury

The Company purchased 381,000 shares of treasury stock during the year ended December 31, 2002 for $81,596, or $0.21 per share, and sold 682,972 shares for $50,676, or $0.07 per share.


NOTE 16 - EMPLOYEE STOCK OPTIONS

On July 1, 2000, five-year options to purchase 200,000 common shares at $0.73 per share were granted in connection with an employment agreement. The options vest on July 1, 2001. No compensation expense was recognized in connection with the grant because the exercise price was equal to the fair value of the underlying shares on the date of grant.

A summary of the status of stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended are presented below:



                                       2002                       2001                      2000
 -----------------------------------------------------------------------------------------------------------
                                              Weighted-                 Weighted-                  Weighted-
                                              Average                   Average                    Average
                                              Exercise                   Exercise                  Exercise
                                Shares         Price        Shares       Price         Shares       Price
 -----------------------------------------------------------------------------------------------------------

 Outstanding at beginning
  of year                      2,400,000        $  1.08   4,200,000        $ 1.07      2,000,000     $ 1.50
 Granted                              -             -            -           0.73      2,400,000       0.74
 Expired                     (1,200,000)            -    (1,800,000)          -         (200,000)      1.50
 -----------------------------------------------------------------------------------------------------------
 Outstanding at end
  of year                     1,200,000            0.74   2,400,000          1.08      4,200,000       1.08
============================================================================================================
 Exercisable at end of year   1,200,000            0.74   2,400,000          1.08      2,950,000       1.12
============================================================================================================
 Weighted-average fair
  value of options granted
  during the year                                   -                         -                      $ 0.71


The fair value of options granted during 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rate of 6.18%, expected volatility of 138.4% and expected life of 5 years.

The following table summarizes information about stock options outstanding at December 31, 2002:




                 Outstanding                                       Exercisable
-------------------------------------------------------------------------------------------------
                               Weighted-Average
   Range of        Number         Remaining      Weighted-Average      Number    Weighted-Average
Exercise Prices  Outstanding   Contractual Life   Exercise Price    Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------

 $ 0.45-$11.79    1,200,000       1.91 years       $      0.74      1,200,000      $     0.74
=================================================================================================



NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:


        December 31,                                         2002           2001
-------------------------------------------------------------------------------------
         Foreign currency translation adjustments,
          after tax                                       $ (939,746)    $ (1,309,610)
         Unrealized gain (loss) on investments in
          securities available-for-sale, after tax           675,383          (26,704)
-------------------------------------------------------------------------------------
         Accumulated Other Comprehensive Loss             $ (264,363)    $ (1,336,314)
=====================================================================================



NOTE 18 - CONTINGENCIES AND COMMITMENTS

The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 9.

EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of $815,053 at December 31, 2002. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

During 2002, the Company's Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company has lost its $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global's subsidiaries. The subsidiaries have been recognized as owned directly by EuroGas, Inc. subsequent to the liquidation.

During April 1999, EuroGas entered into a three-year employment contract with a former chief executive officer. The contract provided for an annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The officer resigned in January 2001. The options vested on January 1, 2000, and were considered to have expired during 2002 due to the termination of the officer's employment. EuroGas has accrued salary obligations to the officer in the amount of $230,000, plus certain expenses, which are included in accrued liabilities. EuroGas believes there may be offsets to this amount but has not reduced the accrued amount.

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

The Company leases office facilities from various lessors in Poland, Vienna, and Vancouver. Rent expenses for the years ended December 31, 2002, 2001 and 2000 were $116,765, $64,674 and $513,690, respectively. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that requires monthly payments of $6,851 through January 2003. Future minimum payments under the lease are $89,063.

Winzer-Maurer Settlement - On October 27, 2000, the Company reached an agreement in principal related to a dispute involving the issuance of common shares upon conversion of notes payable and completed the agreement by issuance of 3,800,000 common shares on May 15, 2001. Those shares were required to be registered with the Securities and Exchange Commission by the submission of a Form S-3 no later than January 15, 2001, which did not occur. The Company also agreed to issue warrants to purchase 5,200,000 common shares at $1.00 per share. The warrants expired on January 15, 2002. The Company recorded a litigation settlement expense and related accrued settlement obligation in the amount of $1,864,872 during the fourth quarter of 2000 relating to the settlement agreement. The value of the settlement was based upon the fair value of the financial instruments to be issued as of the settlement date. The 3,800,000 common shares issued were valued at $1,292,000, or $0.34 per share, based on the closing market price of the common shares on October 27, 2000. The warrants to be issued to purchase 5,200,000 common shares were valued at their fair value of $572,872, or $0.11 per warrant, computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.84%, expected dividend yield of 0%, expected volatility of 136%, and expected life of
1.2 years. The accrued settlement obligation was satisfied with the issuance of shares on May 15, 2001.

As a result of the Company's failure to register 3,800,000 shares by January 15, 2001, on September 23, 2002 the Company agreed to issue an additional 1,417,847 common shares and warrants to purchase 6,000,000 additional common shares at $0.25 per share before June 30, 2004. The aggregate value of the settlement, reflected on the accompanying financial statements as settlement expense, was $530,724, based upon $141,785, or $0.10 per share for the common shares and $388,939 fair value of the warrants issued. The fair value of the warrants was computed utilizing the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.5%, expected dividend yield of 0%, expected volatility of 166%, and expected life of 2 years.

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


There was $841,427 of unproved oil and gas properties as of December 31, 2002. The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depreciation, depletion, and amortization as of December 31, 2001, and 2000 by geographic area, were as follows:



                                                                              Europe
                                               Total          Canada      and Russia
                                        ------------    ------------    ------------
   At December 31, 2001
   Unproved oil and gas properties      $ 28,006,150    $  7,875,000    $ 20,131,150
   Proved oil and gas properties                   -               -               -
                                        ------------    ------------    ------------

   Gross capitalized costs                28,006,150       7,875,000      20,131,150
   Less: Impairments                     (21,819,544)     (3,937,500)    (17,882,044)
   Less: Accumulated depreciation,
        depletion, and amortization                -               -               -
   Future abandonment and restoration              -               -               -
                                        ------------    ------------    ------------


   Net capitalized costs                $  6,186,606    $  3,937,500    $  2,249,106
                                        ============    ============    ============

   At December 31, 2000
   Unproved oil and gas properties      $ 42,921,154    $  5,738,804    $ 37,182,350
   Proved oil and gas properties          16,499,982      16,499,982               -
                                        ------------    ------------    ------------

   Gross capitalized costs                59,421,136      22,238,786      37,182,350
   Less: Impairments                     (33,460,115)     (3,512,792)    (29,947,323)
   Less: Accumulated depreciation,
     depletion, and amortization          (3,619,329)     (3,619,329)              -
   Future abandonment and restoration       (183,002)       (183,002)              -
                                        ------------    ------------    ------------


   Net capitalized costs                $ 22,158,690    $ 14,923,663    $  7,235,027
                                        ============    ============    ============


There was $310,570 of exploration costs incurred during 2002 relating to oil and gas properties in Europe. Costs incurred in oil and gas producing activities, both capitalized and expensed, during the years ended December 31, 2001, and 2000 were as follows:




                                                     Total          Canada        Europe
                                                ----------      ----------      --------

   For the Year Ended December 31, 2001
   Property acquisition costs
      Proved                                    $        -      $        -      $      -
      Unproved                                       5,773               -         5,773
   Exploration costs                                34,186               -        34,186
   Development costs                                     -               -             -
                                                ----------      ----------      --------


   Total Costs Incurred                         $   39,959      $        -      $ 39,959
                                                ==========      ==========      ========

   For the Year Ended December 31, 2000
   Property acquisition costs
      Proved                                    $        -      $        -      $      -
      Unproved                                   1,748,618       1,683,266        65,352
   Exploration costs                             4,582,695       4,307,116       275,579
   Development costs                             2,075,923       2,075,923             -
                                                ----------      ----------      --------


            Total Costs Incurred                $8,407,236      $8,066,305      $340,931
                                                ==========      ==========      ========



There were no material operations from oil and gas producing activities during 2002 except for impairment in the amount of $5,711,335 relating to properties in Europe. The results of operations from oil and gas producing activities for the years ended December 31, 2001, and 2000 were as follows:


                                                       Total         Canada           Europe
                                                ------------    -----------     ------------

For the Year Ended December 31, 2001
   Oil and gas sales                            $     88,937    $    88,937     $          -
   Production costs                                        -              -                -
   Impairment of mineral interests                  (794,444)       360,000       (1,154,444)
   Depreciation, depletion, and amortization               -              -                -
                                                ------------    -----------     ------------

   Results of operations for oil and gas
     producing activities (excluding corporate
     overhead and financing  costs)             $   (705,507)   $   448,937     $(1,154,444)
                                                ============    ===========     ===========

For the Year Ended December 31, 2000
   Oil and gas sales                            $  6,395,037    $ 6,395,037     $         -
   Production costs                               (1,521,471)    (1,521,471)              -
   Impairment of mineral interests               (26,783,790)    (2,661,585)    (24,122,205)
   Depreciation, depletion, and amortization      (1,885,107)    (1,885,107)              -
                                                ------------    -----------     ------------

   Results of operations for oil and gas
     producing activities (excluding corporate
     overhead and financing  costs)             $(23,795,331)   $   326,874     $(24,122,205)
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



                                          Total                          Canada                      Slovak Republic
                                ---------------------------     --------------------------      --------------------------
                                      Oil               Gas          Oil               Gas          Oil                Gas
                                (Barrels)             (MCF)     (Barrels)            (MCF)     (Barrels)             (MCF)
                                ---------       -----------     --------        ----------      -------         ----------
Proved Developed and Undeveloped
 Reserves
  Balance - December 31, 1999   1,044,580        13,487,085      949,700         7,999,300       94,880          5,487,785
  Purchases of minerals in place        -           146,000            -           146,000            -                  -
  Extensions and discoveries       46,134           504,080       46,134           504,080            -                  -
  Production                     (113,100)         (916,089)    (113,100)         (916,089)           -                  -
  Sales of minerals in place      (52,819)         (104,891)     (52,819)         (104,891)           -                  -
  Revision of estimates          (269,995)        5,549,785     (175,115)          (62,000)     (94,880)        (5,487,785)
                                ---------       -----------     --------        ----------      -------         ----------


  Balance - December 31, 2000     654,800        18,665,970      654,800         7,566,400            -                  -
  Sale of minerals in place      (654,800)      (18,665,970)    (654,800)       (7,566,400)           -                  -
                                ---------       -----------     --------        ----------      -------         ----------

  Balance - December 31, 2001           -                 -            -                 -            -
                                =========       ===========     ========        ==========      =======                  -
                                                                                                                ==========

Proved Developed Reserves -
  December 31, 1999               806,400         7,566,400      806,400         7,772,800            -                  -
  December 31, 2000               631,400         6,546,900      631,400           654,900            -                  -
  December 31, 2001                     -                 -            -                 -            -                  -
                                =========       ===========     ========        ==========      =======         ==========


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

There were no estimated net cash flows related to proved oil and gas reserves at December 31, 2002 or 2001. The standardized measure of discounted estimated net cash flows related to proved oil and gas reserves at December 31, 2000 were as follows. There were no proved oil and gas reserves at December 31, 2001:



                                                       Total          Canada         Europe
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
                                                ============    ============    ===========


The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended December 31, 2001, and 2000 were as follows:
For the Year Ended December 31, 2001

                                                       Total          Canada         Europe
                                                ------------    ------------    -----------


   Beginning of year                            $ 23,508,291    $ 23,508,291    $         -
   Sale of minerals in place                     (36,780,948)    (36,780,948)             -
   Accretion of discount                             979,554         979,554              -
   Net change in income taxes                     12,293,103      12,293,103              -
                                                ------------    ------------    -----------


   End of year                                  $          -    $          -    $         -
                                                ============    ============    ===========
For the Year Ended December 31, 2000
   Beginning of year                            $ 15,534,137    $  8,271,627    $ 7,262,510
   Purchase of minerals in place                     473,849         473,849              -
   Extensions and discoveries                      2,077,190       2,077,190              -
   Development                                     1,398,342       1,398,342              -
   Production                                     (4,927,526)     (4,927,526)             -
   Sale of minerals in plac                         (682,295)       (682,295)             -
   Revisions of estimates:
      Sales prices                                18,299,745      18,299,745              -
      Development costs                           (1,024,521)     (1,024,521)             -
      Production costs                             1,160,734       1,160,734              -
      Quantities                                  (9,148,314)     (1,885,804)    (7,262,510)
   Accretion of discount                             743,112         743,112              -
   Net change in income taxes                       (120,755)       (120,755)             -
   Change in exchange rate                          (275,407)       (275,407)             -
                                                ------------    ------------    -----------


   End of year                                  $ 23,508,291    $ 23,508,291    $         -
                                                ============    ============    ===========


                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wolfgang Rauball, Chief Executive Officer of EuroGas, Inc., certify that:

 1.   I have reviewed this Annual Report on Form 10-K of EuroGas,
    Inc. (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                  /s/ Wolfgang Rauball
                                    -----------------------------
                                    Wolfgang Rauball
                                    Chief Executive Officer
                                    (Principal Executive Officer)

35



                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Hank Blankenstein, Chief Financial Officer of EuroGas, Inc., certify that:

 1.   I have reviewed this Annual Report on Form 10-K of EuroGas,
    Inc. (the "Registrant");

 2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

    c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 15, 2003                  /s/Hank Blankenstein
                                     -------------------------
                                     Hank Blankenstein
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)


36






EXHIBIT 99.1





               CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

                       AS ADOPTED PURSUANT TO SECTION 906

                        OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned hereby certify that the Annual Report on Form 10-K of EuroGas, Inc. for the year ended December 31, 2002, as filed May __, 2003 with the Securities and Exchange Commission, to the best of our knowledge fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of EuroGas, Inc.



Date: May 15, 2003                               /s/ Wolfgang Rauball
                                                 Wolfgang Rauball
                                                 Chairman and Chief Executive
                                                  Officer
                                                 (Principal Executive Officer)


Date: May 15, 2003                               /s/Hank Blankenstein
                                                 Hank Blankenstein
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)







37