Form 10-Q
period 2003-03-31
EUROGAS INC
filed 2003-05-20
CIK 783209

______________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

         Utah                   000-24781                      87-0427676
         ----                   ---------                      ----------
    (State or other        (Commission File No.)              (IRS Employer
     jurisdiction                                          Identification No.)
  of incorporation or
     organization)
                                1006-100 Park Royal South
                           West Vancouver, B.C. Canada V7T 1A2
                           -----------------------------------
                             (Address of principal executive
                                   offices, Zip Code)

                                 (604) 913-1462
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]


As of May 20, 2003, the registrant had 168,212,635 shares of common stock outstanding.


                         EUROGAS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited) as of
        March 31, 2003 and December 31, 2002                              3

       Condensed Consolidated Statements of Operations and
        Comprehensive Income (Loss) (Unaudited) for the Three
        Months Ended March 31, 2003 and 2002                              4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the Three Months Ended March 31, 2003 and 2002                5

       Notes to Condensed Consolidated Financial Statements (Unaudited)   6

     Item 2. Managements Discussion and Analysis of Financial
              Condition Results of Operations                            13

     Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                16

     Item 4. Controls and Procedures                                     16


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                          16

     Item 6. Exhibits and Reports on Form 8-K                            19

     Signatures                                                          23

     Certifications Pursuant to the Sarbanes-Oxley Act of 2002           24


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)



                                                                  March 31, 2003  December 31, 2002
---------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                             $     74,344      $    187,922
 Investment in securities available-for-sale                         1,856,792         1,490,058
 Other receivables                                                      97,262            98,176
 Other current assets                                                   15,457            16,416
-------------------------------------------------------------------------------------------------
   Total Current Assets                                              2,043,855         1,792,572
-------------------------------------------------------------------------------------------------

Property and Equipment - full cost method
 Talc mineral properties and mining equipment                        6,520,759         6,507,736
 Oil and gas properties not subject to amortization                    796,449           841,427
 Furniture and office equipment                                        363,656           371,188
-------------------------------------------------------------------------------------------------
   Total Property and Equipment                                      7,680,864         7,720,351

 Less: Accumulated depletion, depreciation and amortization           (194,085)         (196,259)
-------------------------------------------------------------------------------------------------
   Net Property and Equipment                                        7,486,779         7,524,092

Receivable from a Related Party                                         37,176           101,084
-------------------------------------------------------------------------------------------------
Total Assets                                                      $  9,567,810      $  9,417,748
=================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
 Accrued liabilities                                              $  5,524,750      $  5,150,443
 Accrued settlement obligations                                     13,145,766        13,145,766
 Accrued income taxes                                                  848,821           815,053
 Notes payable to related parties                                      253,365           253,365
-------------------------------------------------------------------------------------------------
   Total Current Liabilities                                        19,772,702        19,364,627
-------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficiency)
 Preferred stock, $0.001 par value; 3,661,968 shares authorized;
  2,392,228 shares outstanding; liquidation preference: $499,19        350,479           350,479
 Common stock, $0.001 par value; 325,000,000 shares authorized;
  168,212,635 shares issued                                            168,213           168,213
 Additional paid-in capital                                        143,595,224       143,595,224
 Accumulated deficit                                              (153,880,098)     (153,346,645)
 Accumulated other comprehensive income (loss)                          11,077          (264,363)
 Receivable from shareholder                                          (448,425)         (448,425)
 Treasury stock, at cost; 5,028 shares                                  (1,362)           (1,362)
-------------------------------------------------------------------------------------------------
   Total Stockholders' Equity (Deficiency)                         (10,204,892)       (9,946,879)
-------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)           $  9,567,810      $  9,417,748
=================================================================================================




        The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)



For the Three Months Ended March 31                                2003            2002
--------------------------------------------------------------------------------------------
Sales                                                          $          -    $          -
--------------------------------------------------------------------------------------------

Costs and Operating Expenses
 Depreciation                                                         2,084          21,837
 General and administrative                                         456,972         451,832
--------------------------------------------------------------------------------------------
   Total Costs and Operating Expenses                               459,056         473,669
--------------------------------------------------------------------------------------------

Other Income (Expenses)
 Gain on sale of securities available for sale                            -          13,324
 Interest income                                                        779           1,002
 Interest expense                                                   (10,365)         (3,919)
 Foreign exchange net losses                                        (48,492)        (25,221)
 Equipment rental income                                             17,017               -
--------------------------------------------------------------------------------------------
   Net Other Expenses                                               (41,061)        (14,814)
--------------------------------------------------------------------------------------------

Net Loss                                                           (500,117)       (488,483)

Preferred Dividends                                                  33,336          33,337
--------------------------------------------------------------------------------------------

Loss Applicable to Common Shares                               $   (533,453)   $   (521,820)
============================================================================================

Basic and Diluted Loss Per Common Share                        $          -    $          -
============================================================================================

Basic and Diluted Weighted-Average Common
 Shares Outstanding                                             168,212,635     143,761,965
============================================================================================



Other Comprehensive Income (Loss)
 Net loss                                                      $   (500,117)   $   (488,483)
 Unrealized gain on investments in securities
  available for sale                                                335,684         446,541
 Foreign currency translation adjustments                           (60,244)         99,370
--------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                                    $   (224,677)   $     57,428
============================================================================================




        The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




For the Three Months Ended March 31                                2003             2002
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                                      $ (500,117)     $  (488,483)
 Adjustments to reconcile net loss to cash used by
  operating activities:
   Depreciation                                                     2,084           21,837
   Gain on sale of securities available for sale                        -          (13,324)
   Gain on sale of property and equipment                          (5,986)
   Exchange loss                                                   48,492           25,221
   Changes in operating assets and liabilities:
    Other receivables                                                   -           60,102
    Accrued liabilities payable to related parties                      -         (134,707)
    Accrued liabilities                                           291,684         (317,712)
-------------------------------------------------------------------------------------------
   Net Cash Used in Operating Activities                         (163,843)        (847,066)
-------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Proceeds from sale of investment in fixed-maturity securities          -        1,100,156
 Proceeds from sale of securities available for sale                    -          207,751
 Purchase of securities available for sale                              -           (5,230)
 Purchases of mineral interests, property and equipment           (17,429)        (217,391)
 Proceeds from sale of interest in gas property and equipment       5,986
-------------------------------------------------------------------------------------------
   Net Cash Provided by (Used in) Investing Activities            (11,443)       1,085,286
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Collection of receivable from related parties                     63,908                -
 Proceeds from sale of treasury stock                                   -            1,850
 Acquisition of treasury stock                                          -          (81,596)
-------------------------------------------------------------------------------------------
   Net Cash Provided by (Used in) Financing Activities             63,908          (79,746)
-------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                            (2,200)          23,697
-------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                  (113,578)         182,171

Cash at Beginning of Period                                       187,922          257,831
-------------------------------------------------------------------------------------------

Cash at End of Period                                          $   74,344      $   440,002
===========================================================================================

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                        $        -      $         -
-------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Accrual of preferred dividends                               $   33,336      $    33,337
  Conversion of fixed-maturity securities to note receivable            -          345,345
-------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2002. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Business Condition - EuroGas has accumulated a deficit of $153,880,098 through March 31, 2003. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2002 and 2001 and during the three months ended March 31, 2003. At March 31, 2003, the Company had a working capital deficiency of $17,728,847 and a capital deficiency of $10,204,892. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the recorded amount of those properties will be recognized as impairment losses. Management plans to finance operations, development of its properties and payment of its liabilities through borrowing, through sale of interests in its properties and possibly through the issuance of additional equity securities, the realization of which is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Loss Per Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. The weighted-average common shares outstanding was not increased from 39,342,858 potentially issuable common shares at March 31, 2003, and 16,950,000 potentially issuable common shares at March 31, 2002, because to do so would have decreased the loss per share and have been excluded from the calculation.

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


                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 did not have any effect on the Company's financial position or results of operations.

NOTE 2 - INVESTMENT IN SECURITIES AVAILABLE-FOR-SALE

The Company's investments in equity securities are accounted for as available for sale. The investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold was determined by the average-cost method. The investments in securities consisted of the following:


                                         March 31, 2003       December 31, 2002
--------------------------------------------------------------------------------
        Cost                             $      443,942       $         412,892
        Gross unrealized gains                1,412,850               1,077,166
--------------------------------------------------------------------------------
        Estimated fair value             $    1,856,792       $       1,490,058
================================================================================


During the three months ended March 31, 2003, the Company made no sales or purchases of available-for-sale securities.

NOTE 3 - ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement - During 1997 Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000 and is included in accrued settlement obligation as of March 31, 2003.

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


                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants' alleged violation of an agreement with the Trustee executed in March 1997.
EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March


                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



13, 2003 the Court entered and Order Granting Trustee's Motion for Leave to Amend. On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Reinhard Rauball, the Complaint asserts claims for turnover under Section 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has recently filed a Motion to Dismiss the Third Amended Complaint. At present, no trial date has been set.

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



                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



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

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

                                                          March 31, 2003   December 31, 2002
--------------------------------------------------------------------------------------------
        Loans from companies associated with a director
         due in 2002 and 2003 with interest at 7% to 10%
         unsecured                                          $   247,816    $     247,816
        Loan from a director, due in 2002, and 2003,
         interest:  7.5% to 10% unsecured                                          5,549                   5,549
--------------------------------------------------------------------------------------------
        Total Notes Payable to Related Parties                  253,365          253,365
============================================================================================


NOTE 5 - RELATED PARTY TRANSACTIONS

The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. During the three months ended March 31, 2003, the shareholder made net repayments of $63,908 of the receivable from the related party. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $37,716 and $101,084 as of March 31, 2003 and December 31, 2002, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 - PREFERRED STOCK

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



                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



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




                                             Liquidation Preference   Annual Dividend Requirement
                                            ------------------------    ------------------------
                                Shares
        Designation           Outstanding    Per Share       Total      Per Share       Total
------------------------------------------------------------------------------------------------

    1995 Series                2,391,968     $    0.10    $  239,197     $  0.05      $ 119,598
    1997 Series A Conve              260      1,000.00       260,000       60.00         15,600
------------------------------------------------------------------------------------------------
        Total                  2,392,228                  $  499,197                  $ 135,198
================================================================================================



Aggregate accrued dividends on preferred stock were $684,161 and $650,824 at March 31, 2003 and December 31, 2002, respectively, and are included in accrued liabilities.

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) consisted of the following:


                                                       March 31, 2003    December 31, 2002
-------------------------------------------------------------------------------------------
     Foreign currency translation adjustments         $   (1,401,773)     $   (1,341,529)
     Unrealized gain on investments in
     securities available for sale                         1,412,850           1,077,166
-------------------------------------------------------------------------------------------
     Accumulated Other Comprehensive Income (Los      $       11,077      $     (264,363)
===========================================================================================






NOTE 8 - CONTINGENCIES AND COMMITMENTS

Purchase  of  Rozmin - EuroGas acquired a direct 43% interest in  Rozmin  s.r.o.
through a series of transactions from 1998 through April 2002. Rozmin s.r.o. holds a talc deposit in Eastern Slovakia. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in advance royalties, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During 2002 EuroGas issued
3,830,000 common shares to Belmont under the stock price guarantee. In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold.

Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provide notice of such deficiency to EuroGas, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000


                         EUROGAS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



additional common shares, based on recent market prices for the Company's common stock, to Belmont under this provision of the agreement.

EuroGas also agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002. If the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of March 31, 2003 EuroGas has accrued $115,000 in advance royalty due to Belmont because the talc deposit is not in commercial production.

Litigation - The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability - EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of $846,790 at March 31, 2003. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

Employment commitments and contingencies - During April 1999, EuroGas entered into a three-year employment contract with a former chief executive officer. The contract provided for an annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The officer resigned in January 2001. The options vested on January 1, 2000, and were considered to have expired during 2002 due to the termination of the officer's employment. EuroGas has accrued salary obligations to the officer in the amount of $230,000, plus certain expenses, which are included in accrued liabilities. EuroGas believes there may be offsets to this amount but has not reduced the accrued amount.

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

Lease commitments - The Company leases office facilities from various lessors in Poland, Vienna, and Vancouver. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that requires monthly payments of $6,851 through January 2003. Future minimum payments under the lease are $89,063.



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

Results of Operations

     The following table sets forth consolidated income statement data and other selected operating data for the three-month periods ended March 31, 2003 and 2002, respectively.

                                              For the Three Months
                                                Ended March 31,
                                               2003          2002
---------------------------------------------------------------------

Oil and Gas Sales                                    --           --

Operating Expenses
     Depreciation and amortization                2,084       21,837
     General and administrative                 456,972      451,823
---------------------------------------------------------------------
          Total Operating Expenses              459,056      473,669

Other Income (Expense)
     Other income                                17,017           --
     Net gain (loss) on sale of investments          --       13,324
     Interest income                                779        1,002
     Interest expense                           (10,365)      (3,919)
     Foreign currency exchange gains
     (losses), net                              (48,492)     (25,221)
---------------------------------------------------------------------

Net Income (Loss)                              (500,117)    (488,483)


Three  months ended March 31, 2003, compared with three months ended  March  31,
2002

     Revenues. The Company had no oil and gas sales for the three months ended March 31, 2003 and 2002.

     Operating Expenses. Operating expenses primarily include, general and administrative expenses, depreciation and amortization, and impairment of mineral interests and equipment. General and administrative expenses were $456,972 for the three months ended March 31, 2003, compared to $451,832 for the three months ended March 31, 2002. The increase in administrative expenses is the result of several new employees. Depreciation expense was $2,084 for the three months ended March 31, 2003, compared to $21,837 for the three months ended March 31, 2002. This decrease is primarily attributable to the lower amount of properties in service for depreciation and amortization.

     Interest expense was $10,365 for the three months ended March 31, 2003. This is compared to an interest expense of $3,919 during the three months ended March 31, 2002.


     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize approximately $17,800,000 of its accumulated deficit, which was approximately $153,880,098 as of March 31, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been earned in countries where income is earned, such offsets are not available.

     Net Loss. The Company incurred a net loss of $500,117 for the three months ended March 31, 2003, compared to a net loss of $488,483 for the three months ended March 31, 2002. The losses were due in large part to the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $48,492 in the three months ended March 31, 2003, and a loss of $25,221 in the three months ended March 31, 2002, as a result of currency transactions and translation of foreign currency financial statements during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $153,880,098 at March 31, 2003, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2003, the Company had total current assets of $2,043,855 and total current liabilities of $19,772,702 resulting in a working capital deficiency of $17,728,847. As of March 31, 2003, the Company's balance sheet reflected $796,449 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the three months ended March 31, 2003, the Company received $5,986 and expended $17,429 in the purchase of property and equipment and development of mineral interests, $163,843 was used in operating activities. As a result, the Company's financing activities provided net cash of $63,908 during the three-month period ended March 31, 2003.

     While the Company had cash of $74,344 at March 31, 2003, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Item 4.    Controls and Procedures

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There have been no unreported developments in any material litigation that were not reported in reports previously filed by the Company with the Securities and Exchange Commission on Form 10-K or Form 10-Q for periods ended prior to the period covered by this report.



Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this report.



Exhibit
Number    Title of Document                          Location

2.1       Exchange Agreement between Northampton,    Report on Form 8-K
          Inc.,                                      dated August 3, 1994,
          and Energy Global, A.G.                    Exhibit No. 1*

2.2       Agreement and Plan of Merger between       Report on Form 8-K
          EuroGas, Inc., and Danube International    dated July 12, 1996,
          Petroleum Company, Inc., dated July 3,     Exhibit No. 5*
          1996, as amended

2.3       English translation of Transfer            Report on Form 8-K
          Agreement between EuroGas and OMV, Inc.    dated June 11, 1997
          for the Acquisition of OMV (Yakut)         Exhibit No. 1*
          Exploration GmbH dated June 11, 1997

2.4       Asset Exchange Agreement between           Report on Form S-1
          EuroGas, Inc., and Beaver River            dated July, 23, 1998
          Resources, Ltd., dated April 1, 1988       Exhibit No. 2.03*

3.1       Articles of Incorporation                  Registration Statement
                                                     on Form S-18, File
                                                     No. 33-1381-D
                                                     Exhibit No. 1*

3.2       Amended Bylaws                             Annual Report on
                                                     Form 10-K for the
                                                     fiscal year ended
                                                     September 30, 1990,
                                                     Exhibit No. 1*

3.3       Designation of Rights, Privileges, and     Quarterly Report on
          Preferences                                Form 10-QSB dated
          of 1995 Series Preferred Stock             March 31, 1995,
                                                     Exhibit No. 1*

3.4       Designation of Rights, Privileges, and     Report on Form 8-K
          Preferences of 1996 Series Preferred       dated July 12, 1996,
          Stock                                      Exhibit No. 1*

3.5       Designation of Rights, Privileges, and     Report on Form 8-K
          Preferences 1997 Series A Convertible      dated May 30, 1997
          Preferred Stock                            Exhibit No. 1*
3.6       Designation of Rights, Privileges, and     Report on Form S-1
          Preferences of 1998 Series B               Dated July 23, 1998
          Convertible Preferred Stock                Exhibit No. 3.06*

3.7       Articles of Share Exchange                 Report on Form 8-K
                                                     dated August 3, 1994,
                                                     Exhibit No. 6*

3.8       Designation of Rights, Privileges, and     Registration Statement on
          Preferences of 1999 Series C 6%            Form S-1, File No. 333-
          Convertible Preferred Stock                92009, filed on December
                                                     2, 1999


Exhibit
Number    Title of Document                          Location


4.1       Subscription Agreement between EuroGas,    Report on Form S-1
          Inc., and Thomson Kernaghan & Co.,         dated July 23, 1998
          Ltd., dated May 29, 1998                   Exhibit No. 4.01*

4.2       Warrant Agreement dated July 12, 1996,     Report on Form 8-K
          with Danube Shareholder                    dated July 12, 1996,
                                                     Exhibit No. 2*

4.3       Registration Rights Agreement Between      Report on Form S-1 dated
          EuroGas, Inc., and Thomson Kernaghan &     July 23, 1998 Exhibit No.
          Co., Ltd., dated May 29, 1998              4.02*

4.4       Registration Rights Agreement dated        Report on Form 8-K
          July 12, 1996, with Danube Shareholder     dated July 12, 1996
                                                     Exhibit No. 3*

4.5       Registration Rights Agreement by and       Report on Form S-1
          among EuroGas, Inc., and Finance Credit    dated July 23, 1998
          & Development Corporation, Ltd., dated     Exhibit No. 4.06*
          June 30, 1997

4.6       Option granted to the Trustees of the      Annual Report on
          Estate of Bernice Pauahi Bishop            Form 10-KSB for the
                                                     fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 10*

4.7       Registration Rights Agreement by and       Annual Report on
          among EuroGas, Inc., and Kukui, Inc.,      Form 10-KSB for the
          and the Trustees of the Estate of          fiscal year ended
          Bernice Pauahi Bishop                      December 31, 1995,
                                                     Exhibit No. 11*

4.8       Option issued to OMV Aktiengesellschaft    Annual Report on
          to acquire up to 2,000,000 shares of       Form 10-KSB for the
          restricted common stock                    fiscal year ended
                                                     December 31, 1996,
                                                     Exhibit No. 13*

4.9       Form of Convertible Debenture issued on    Quarterly report on Form
          January 12, 2000.                          10-Q dated March 31, 2000.

10.1      English translation of Mining Usufruct     Quarterly Report on Form
          Contract between The Minister of           10-Q dated September 30,
          Environmental Protection, Natural          1997 Exhibit No. 1*
          Resources and Forestry of the Republic
          of Poland and Pol-Tex Methane, dated
          October 3, 1997

10.2      Agreement between Polish Oil and Gas       Quarterly Report on Form
          Mining Joint Stock Company and EuroGas,    10-Q dated September 30,
          Inc., dated October 23, 1997               1997 Exhibit No. 2*

10.3      1996 Stock Option and Award Plan           Annual Report on
                                                     Form 10-KSB for the
                                                     fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 14*


Exhibit
Number    Title of Document                          Location


10.4      Settlement Agreement by and among          Annual Report on
          Kukui, Inc., and Pol-Tex Methane, Sp.      Form 10-KSB for the
          zo.o., McKenzie Methane Rybnik,            fiscal year ended
          McKenzie Methane Jastrzebie, GlobeGas,     December 31, 1995,
          B.V. (formerly known as McKenzie           Exhibit No. 15*
          Methane Poland, B.V.), and the
          Unsecured Creditors' Trust of the
          Bankruptcy Estate of McKenzie Methane
          Corporation

10.5      Acquisition Agreement between EuroGas,     Report on Form S-1 dated
          Inc., and Belmont Resources, Inc.,         July 23, 1998
          dated July 22, 1998                        Exhibit No. 10.20*

10.6      General Agreement governing the            Report on Form 8-K
          operation of McKenzie Methane Poland,      dated August 3, 1994,
          B.V.                                       Exhibit No. 2*

10.7      Concession Agreement between Ministry      Annual Report on
          of Environmental Protection, Natural       Form 10-KSB for the
          Resources, and Forestry and Pol-Tex        fiscal year ended
          Methane Ltd.                               December 31, 1995,
                                                     Exhibit No. 18*

10.8      Association Agreement between NAFTA        Annual Report on
          a.s. Gbely and Danube International        Form 10-KSB for the
          Petroleum Company                          fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 19*

10.9      Agreement between Moravske' Naftove'       Annual Report on
          Doly a.s. and Danube International         Form 10-KSB for the
          Petroleum Company                          fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 20*

10.10     Form of Convertible Debenture              Report on Form 8-K
                                                     dated August 3, 1994,
                                                     Exhibit No. 7*

10.11     Form of Promissory Note, as amended,       Annual Report on
          with attached list of shareholders         Form 10-KSB for the
                                                     fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 23*

10.12     Amendment #1 to the Association            Annual Report on
          Agreement Entered on 13th July 1995,       Form 10-KSB for the
          between NAFTA a.s. Gbely and Danube        Fiscal year ended
          International Petroleum Company            December 31, 1996,
                                                     Exhibit No. 25*

10.13     Acquisition Agreement by and among         Form 10-Q
          Belmont Resources, Inc., EuroGas           Dated September 30, 1998
          Incorporated, dated October 9, 1998        Exhibit No. 1*

10.14     Letter of Intent by and between Polish     Annual Report on
          Oil and Gas Company and Pol-Tex            Form 10-KSB for the
          Methane, dated April 28, 1997              Fiscal year ended
                                                     December 31, 1996,
                                                     Exhibit No. 27*


Exhibit
Number    Title of Document                          Location


10.15     Purchase and Sale Agreement between        Report on Form 8-K
          Texaco Slask Sp. zo.o., Pol-Tex Methane    Dated March 24, 1997
          Sp. zo.o. and GlobeGas B.V.                Exhibit No. 1*

10.16     English translation of Articles of         Report on Form 8-K/A
          Association of the TAKT Joint Venture      Dated June 11, 1997
          dated June 7, 1991, as amended             Exhibit No. 3*
          April 4, 1993

10.17     English translation of Proposed            Report on Form 8-K/A
          Exploration and Production Sharing         Dated June 11, 1997
          Contract for Hydrocarbons between the      Exhibit No. 4*
          Republic of Sakha (Yakutia) and the
          Russian Federation and the TAKT Joint
          Venture

10.18     English translation of Agreement on        Registration Statement on
          Joint Investment and Production            Form S-1 dated July 23,
          Activities between EuroGas, Inc., and      1998 Exhibit No. 10.21*
          Zahidukrgeologia, dated May 14, 1998

10.19     English translation of Statutory           Registration Statement on
          Agreement of Association of Limited        Form S-1 dated July 23,
          Liability Company with Foreign             1998 Exhibit No. 10.22*
          Investments between EuroGas, Inc., and
          Makyivs'ke Girs'ke Tovarystvo, dated
          June 17, 1998

10.20     Partnership Agreement between EuroGas,     Amendment No. 1 to
          Inc., and RWE-DEA Aktiengesellschaft       Registration Statement on
          for Mineraloel and Chemie AG, date July    Form S-1 dated August 3,
          22, 1998                                   1998 Exhibit No. 10.23

10.21     Mining Usufruct Contract between The       Quarterly Report on
          Minister of Environmental Protection,      Form 10-Q dated
          Natural Resources and Forestry of the      September 30, 1997
          Republic of Poland and Pol-Tex Methane,    Exhibit No. 1*
          dated October 3, 1997

10.22     Agreement between Polish Oil and Gas       Quarterly Report on
          Mining Joint Stock Company and EuroGas,    Form 10-Q dated
          Inc., dated October 23, 1997               September 30, 1997
                                                     Exhibit No. 2*

10.23     Agreement for Acquisition of 5%            Quarterly Report on
          Interest in a Subsidiary by and between    Form 10-Q dated
          EuroGas, Inc., B. Grohe, and T.            September 30, 1997
          Koerfer, dated November 11, 1997           Exhibit No. 3*

10.24     Option Agreement by and between            Quarterly Report on
          EuroGas, Inc., and Beaver River            Form 10-Q dated
          Resources, Ltd., dated October 31, 1997    September 30, 1997
                                                     Exhibit No. 4*

10.25     Lease Agreement dated September 3,         Registration Statement
          1996, between Potomac Corporation and      on Form S-1, File No.
          the Company; Letter of Amendment dated     333-92009, filed on
          September 30, 1999.                        December 2, 1999


Exhibit
Number    Title of Document                          Location


10.26     Sublease dated November 2, 1999,           Registration Statement on
          between Scotdean Limited and the           Form S-1, File No. 333-
          Company                                    92009, filed on December
                                                     2, 1999

10.27     Securities Purchase Agreement dated        Registration Statement on
          November 4, 1999, between the Company      Form S-1, File No. 333-
          and Arkledun Drive LLC                     92009, filed on December
                                                     2, 1999

10.28     Registration Rights Agreement dated        Registration Statement on
          November 4, 1999, between the Company      Form S-1, File No. 333-
          and Arkledun Drive LLC                     92009, filed on December
                                                     2, 1999

10.29     Supplemental Agreement dated November      Registration Statement on
          4, 1999, between the Company and           Form S-1, File No. 333-
          Arkledun Drive LLC                         92009, filed on December
                                                     2, 1999

10.30     Executive Employment Agreement dated       Registration Statement on
          April 20, 1999 between the Company and     Form S-1, File No. 333-
          Karl Arleth                                92009, filed on December
                                                     2, 1999

10.31                                                Form 10-K for year ended
          Settlement Agreement dated June 16,        December 31, 2000
          2000, between the Company and FCOC


          Securities Purchase Agreement dated        Form 10-K for year ended
10.32     October 2, 2000, between the Company       December 31, 2000
          and Arkledun Drive LLC

10.33     Registration Rights Agreement dated        Form 10-K for year ended
          October 2, 2000, between the Company       December 31, 2000
          and Arkledun Drive LLC

10.34     Settlement Agreement dated November 14,    Form 10-K for year ended
          2000, between the Company and Arkledun     December 31, 2000
          Drive LLC

10.35     Consulting Agreement dated September       Form 10-K for year ended
          18, 2000, between the Company and          December 31, 2000
          Spinneret Financial Systems, Ltd.

10.36     Securities Purchase Agreement dated        Form 10-K for year ended
          March 27, 2001 between the Company and     December 31, 2000
          Belmont Resources Inc.

10.37     Agreement dated April 9, 2001 between      Form 10-K for year ended
          the Company and Belmont Resources Inc.     December 31, 2000

10.38     Warrant Agreement dated September 8,       Form 10-K for year ended
          2000 with Oxbridge Limited                 December 31, 2000

10.39     Warrant Agreement dated September 8,       Form 10-K for year ended
          2000 with Rockwell International Ltd.      December 31, 2000
10.40     Warrant Agreement dated September 8,       Form 10-K for year ended
          2000 with Conquest Financial               December 31, 2000
          Corporation

10.41     Termination and Transfer Agreement         Form 10-K for year ended
          dated June 23, 2000 between the Company    December 31, 2000
          and Belmont Resources, Inc.


Exhibit
Number    Title of Document                          Location


10.42     Loan Agreement dated March 3, 1999         Form 10-K for year ended
          between the Company and Pan Asia Mining    December 31, 2000
          Corp.

10.43     Agreement dated July 14, 2000 between      Form 10-K for year ended
          the Company and Oxbridge Limited           December 31, 2000

10.44     Amended Agreement dated July 25, 2000      Form 10-K for year ended
          between the Company, Pan Asia Mining       December 31, 2000
          Corp., and Oxbridge Limited

10.45     Settlement Agreement dated November 20,    Form 10-K for year ended
          2000 between the Company and Beaver        December 31, 2000
          River Resources, Ltd.
21.1      Subsidiaries                               Annual Report on
                                                     Form 10-KSB for the
                                                     Fiscal year ended
                                                     December 31, 1995,
                                                     Exhibit No. 24*
*    Incorporated by reference

(b)  No current reports on Form 8-K were filed during the reporting quarter.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EUROGAS, INC.
                                   (Registrant)


May 20, 2003                       By   /s/ Wolfgang Rauball
                                         -------------------------------
                                        Wolfgang Rauball
                                         Chief Executive Officer


May 20, 2003                       By  /s/ Hank Blankenstein
                                        --------------------------------
                                         Hank Blankenstein
                                         Principal Accounting and Financial
                                         Officer


                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wolfgang Rauball, Chief Executive Officer of EuroGas, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of EuroGas, Inc. (the "Registrant");

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

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003                  /s/ Wolfgang Rauball
                                    -----------------------------
                                    Wolfgang Rauball
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Hank Blankenstein, Chief Financial Officer of EuroGas, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of EuroGas, Inc. (the "Registrant");

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

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the Registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: May 20, 2003                  /s/  Hank Blankenstein
                                     ----------------------
                                     Hank Blankenstein
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)



