Form 10-Q
period 2003-06-30
EUROGAS INC
filed 2003-08-21
CIK 783209

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

          For the quarterly period ended June 30, 2003

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

             Utah                         000-24781                 87-0427676
             ----                         ---------                 ----------
        (State or other              (Commission File No.)        (IRS Employer
          jurisdiction                                            Identification
      of incorporation or                                               No.)
         organization)
                                   1006-100 Park Royal South
                              West Vancouver, B.C. Canada V7T 1A2
                              -----------------------------------
                      (Address of principal executive offices, Zip Code)

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


As of August 19, 2003, the registrant had 171,212,635 shares of common stock outstanding.


                         EUROGAS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited) as of June 30,
         2003 and June 30, 2002                                              3

       Condensed Consolidated Statements of Operations (Unaudited) for the
         Three and Six Months Ended June 30, 2003 and 2002                   4

       Condensed Consolidated Statements of Cash Flows (Unaudited) for the
         Six Months Ended June 30, 2003 and 2002                             5

       Notes to Condensed Consolidated Financial Statements (Unaudited)      6

     Item 2.  Managements Discussion and Analysis of Financial Condition
              Results of Operations                                         15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    19

     Item 4.  Controls and Procedures                                       19


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                             20

     Item 6.  Exhibits and Reports on Form 8-K                              20

     Signatures                                                             26


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                  June 30, 2003  December 31, 2002
--------------------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash                                                             $     140,572       $    187,922
Investment in securities available for sale                                960          1,490,058
Other receivables                                                      135,500             98,176
Other current assets                                                    16,229             16,416
--------------------------------------------------------------------------------------------------
Total Current Assets                                                   293,261          1,792,572
--------------------------------------------------------------------------------------------------

Property and Equipment - full cost method
Talc mineral properties and mining equipment                         6,677,685          6,507,736
Oil and gas properties not subject to amortization                     843,265            841,427
Furniture and office equipment                                         342,136            371,188
Total Property and Equipment                                         7,863,086          7,720,351
Less: Accumulated depletion, depreciation and amortization            (198,691)          (196,259)
Net Property and Equipment                                           7,664,395          7,524,092
Investment in Securities Held as Collateral under Settlement         3,176,778                  -
Receivable from a Related Party                                        149,593            101,084
--------------------------------------------------------------------------------------------------
Total Assets                                                     $  11,284,027       $  9,417,748
==================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities                                              $   6,015,638       $  5,150,443
Accrued settlement obligations                                      13,285,766         13,145,766
Accrued income taxes                                                   882,999            815,053
Notes payable to related parties                                       265,818            253,365
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                           20,450,221         19,364,627
--------------------------------------------------------------------------------------------------

Asset Retirement Obligation                                            340,347                -
--------------------------------------------------------------------------------------------------

Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
 2,392,228 shares outstanding; liquidation preference: $499,197        350,479            350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
 171,212,635 shares and 168,212,635 shares issued, respectively        171,213            168,213
Additional paid-in capital                                         143,892,223        143,595,224
Accumulated deficit                                               (155,231,148)      (153,346,645)
Accumulated other comprehensive income (loss)                        1,312,054           (264,363)
Receivable from shareholder                                                  -           (448,425)
Treasury stock, at cost; 5,028 shares                                   (1,362)            (1,362)
--------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                      (9,506,541)        (9,946,879)
--------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                   $  11,284,027       $  9,417,748
==================================================================================================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)


                                            For the Three Months Ended         For the Six Months Ended
                                                     June 30,                          June 30,
                                           -----------------------------    ------------------------------
                                               2003             2002           2003             2002
----------------------------------------------------------------------------------------------------------

Oil and Gas Sales                          $       -       $      2,612     $       -       $       2,612
----------------------------------------------------------------------------------------------------------

Costs and Operating Expenses
Depreciation                                     1,185              518           3,269            22,355
Impairment of mineral interests
 and equipment                                     -          3,937,500             -           3,937,500
Litigation settlement expense                      -          1,690,893             -           1,690,893
General and administrative                     979,100        1,358,253       1,436,072         1,810,085
----------------------------------------------------------------------------------------------------------
Total Costs and Operating Expenses             980,285        6,987,164       1,439,341         7,460,833
----------------------------------------------------------------------------------------------------------

Other Income (Expenses)
Interest expense                               (21,987)         (84,360)        (32,352)          (88,279)
Foreign exchange net gain (loss)               (54,173)         240,405        (102,665)          215,184
Equipment rental income                         65,082            -              82,099             -
Interest income                                     11           20,085             790            21,087
Gain on sale of securities available
 for sale                                          -            104,788             -             118,112
Other expense                                      -            (33,390)            -             (33,390)
----------------------------------------------------------------------------------------------------------
Net Other Expenses                             (11,067)         247,528         (52,128)          232,714
----------------------------------------------------------------------------------------------------------

Loss Before Accounting Change                 (991,352)      (6,737,024)     (1,491,469)       (7,225,507)

Cumulative Effect of Accounting Change        (185,990)             -          (185,990)              -
----------------------------------------------------------------------------------------------------------

Net Loss                                    (1,177,342)      (6,737,024)     (1,677,459)       (7,225,507)

Preferred Dividends                             33,708           33,707          67,044            67,044
----------------------------------------------------------------------------------------------------------

Loss Applicable to Common Shares           $(1,211,050)    $ (6,770,731)    $(1,744,503)    $  (7,292,551)
==========================================================================================================

Basic and Diluted Loss Per Common Share
Loss  before accounting change             $     (0.01)    $      (0.05)    $     (0.01)    $       (0.05)
Net Loss                                   $     (0.01)    $      (0.05)    $     (0.01)    $       (0.05)
==========================================================================================================

Basic and Diluted Weighted-Average
 Common Shares Outstanding                 168,212,635      143,761,965     168,212,635       143,761,965
==========================================================================================================

Comprehensive Income (Loss)
Net loss                                   $(1,177,342)    $ (6,737,024)    $(1,677,459)    $  (7,225,507)
Foreign currency translation adjustments        20,306              129         (39,938)           99,499
Unrealized gain on investment
 in securities available for sale            1,280,671         (341,484)      1,616,355           105,057
----------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                $   123,635     $ (7,078,379)    $  (101,042)    $  (7,020,951)
==========================================================================================================



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     For the Six Months Ended
                                                                              June 30,
                                                                 --------------------------------
                                                                      2003              2002
-------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss                                                         $ (1,677,459)     $  (7,225,507)
Adjustments to reconcile net loss to cash used by
 operating activities:
  Depreciation                                                          3,269             22,355
  Gain on sale of property and equipment                               (5,986)               -
  Foreign exchange net (gain) loss                                    102,665            (14,075)
  Cumulative effect of accounting change                              185,990                -
  Accretion of accrued settlement obligation                           14,170                -
  Compensation on write-down of receivable from related party         448,425                -
  Impairment of mineral interests and equipment                           -            3,937,500
  Gain on sale of securities available for sale                           -             (118,112)
  Warrants issued for settlement cost                                     -            1,690,893
  Changes in operating assets and liabilities:
   Other receivables                                                  (37,324)           279,549
   Accrued liabilities                                                715,256            522,094
   Accrued liabilities payable to related parties                         -             (535,574)
-------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                (250,994)        (1,440,877)
-------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment                (30,000)          (220,172)
Proceeds from sale of interest in gas property and equipment            5,986              5,642
Proceeds from sale of investment in fixed-maturity securities             -            1,100,156
Proceeds from sale of securities available for sale                       -              503,723
Purchase of securities available for sale                                 -               (5,230)
-------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                   (24,014)         1,598,649
-------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
Proceeds from issuance of common stock                                300,000                -
Receivable from related party                                         (48,509)               -
Proceeds from sale of treasury stock                                      -                1,850
Acquisition of treasury stock                                             -              (81,596)
-------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                   251,491            (79,746)
-------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                               (23,833)             9,877
-------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                       (47,350)            87,903

Cash at Beginning of Period                                           187,922            257,831
-------------------------------------------------------------------------------------------------

Cash at End of Period                                            $    140,572      $     345,734
=================================================================================================

Supplemental Disclosure of Cash Flow Information - Note 9




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

Business Condition - EuroGas has accumulated a deficit of $155,231,148 through June 30, 2003. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2002 and 2001 and during the six months ended June 30, 2003. At June 30, 2003, the Company had a working capital deficiency of $20,156,930 and a capital deficiency of $9,506,541. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2003, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Loss Per Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. The weighted-average common shares outstanding was not increased from 39,342,858 potentially issuable common shares at June 30, 2003 and 36,392,858 potential shares at June 30, 2002, because to do so would have decreased the loss per share.


                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2002 and June 30, 2002 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change - The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $140,187, liabilities of $326,177, and recognized the cumulative effect on prior years of $185,990 as an expense during the six months ended June 30, 2003, which had no effect on basic and diluted loss per common share.

Recent Accounting Pronouncements - The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of January 1, 2003. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations - Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of this standard did not have any effect on the Company's financial position or results of operations.

The Company also adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as of January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement did not have any effect on the Company's financial position or results of operations.

NOTE 2 - INVESTMENT IN SECURITIES

The Company's primary investment in securities consists of 209,550 shares of Enterra Energy Ltd. The Enterra shares are held as collateral by Oxbridge
Limited under a claim, as discussed in Note 3. At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company's investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income
(loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:




                                                         June 30, 2003    December 31, 2002
-------------------------------------------------------------------------------------------
Cost                                                     $    484,217       $     412,892
Gross unrealized gains                                      2,693,521           1,077,166
-------------------------------------------------------------------------------------------
Estimated Fair Value                                     $  3,177,738       $   1,490,058
===========================================================================================
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale              $        960       $   1,490,058

Investment in securities held as collateral
  under settlement obligation                               3,176,778                 -
-------------------------------------------------------------------------------------------

Estimated Fair Value                                     $  3,177,738       $   1,490,058
===========================================================================================



                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


During the six months ended June 30, 2003, the Company made no sales or purchases of investment securities.

NOTE 3 - ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement - During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of June 30, 2003.

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



                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Reinhard Rauball, the Complaint asserts claims for turnover under Section 542 and 543 (Reinhard
Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has filed a Motion to Dismiss the Third Amended Complaint. A trial date has been set for December 2003.

Management's estimate of the amounts due under the claims made by the Trustee and his attorneys have been adequately accrued in the accompanying financial statements.

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



                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:




                                                                     June 30, 2003   December 31, 2002
------------------------------------------------------------------------------------------------------
Loans from a key employee, due in 2002, with
interest at 10%, unsecured                                         $      218,285      $   218,285

Loans from an officer and from companies
associated with a director, due in 2002 and
 2003, with interest at 7.5% to 10%, unsecured.                            38,234           35,080
------------------------------------------------------------------------------------------------------

Total Notes Payable to Related Parties                                    256,519          253,365
======================================================================================================



NOTE 5 - RELATED PARTY TRANSACTIONS

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

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 - ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred, which, for the Company, is typically when an oil or gas well is drilled or purchased or the talc mine was opened. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells, support wells and the obligation to reclaim property in connection with the talc mine, at the conclusion of their useful lives.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is normally capitalized by increasing the carrying amount of the related property. However, for assets that have previously been impaired, the related cost is charged to expense. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost, if any, is amortized by the unit-of-production method. At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $148,187. Liabilities increased by $326,177, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $185,990, or $0.00 per share, was recorded in 2003 as an expense. The effect of adopting this accounting principle was an increase to the loss during the six months ended June 30, 2003 of $14,170.


                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



The following present pro forma net loss and basic and diluted loss per common share information as if SFAS No. 143 had been applied retroactively for all periods presented:



                                                   For the Three Months                    For the Six Months
                                                       Ended June 30,                         Ended June 30,
                                               -------------------------------       -------------------------------
                                                   2003               2002               2003               2002
--------------------------------------------------------------------------------------------------------------------
Net Loss                                       $ (1,177,342)     $ (6,744,248)       $ (1,677,459)     $ (7,239,627)
Basic and Diluted Loss Per Common Share        $      (0.01)     $      (0.05)       $      (0.01)     $      (0.05)
====================================================================================================================



The pro forma amount of the liability for the asset retirement obligation was $296,525 at December 31, 2001, $303,420 at March 31, 2002 and $310,645 at June
30, 2002. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the six months ended June 30, 2003 is as follows:

        ----------------------------------------------------
        Balance, January 1, 2003                   $ 326,177
        Accretion expense                             14,170
        ----------------------------------------------------
        Balance, June 30, 2003                     $ 340,347
        ====================================================


NOTE 7 - PREFERRED AND COMMON STOCK

During the three months ended June 30, 2003, the Company issued 3,000,000 shares of common stock for $300,000 in cash, of $0.10 per share.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at June 30, 2003:



                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)







                                               Liquidation Preference          Annual Dividend Requirement
                                             -------------------------       -------------------------------
           Designation Shares Outstanding     Per Share         Total         Per Share               Total
------------------------------------------------------------------------------------------------------------

1995 Series                     2,391,968    $     0.10     $ 239,197        $     0.05      $      119,598
1997 Series A Convertib               260      1,000.00       260,000             60.00              15,600
------------------------------------------------------------------------------------------------------------
Total                           2,392,228                   $ 499,197                        $      135,198
============================================================================================================



Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at June 30, 2003 and December 31, 2002, respectively.


NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:




                                                           June 30, 2003       December 31, 2002
------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                 $   (1,381,467)        $    (1,341,529)
Unrealized gain on investments in
securities available for sale                                 2,693,521               1,077,166
------------------------------------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss)            $    1,312,054         $      (264,363)
================================================================================================



NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION



                                                                          For the Six Months
                                                                             Ended June 30,
                                                                      ---------------------------
Supplemental Disclosure of Cash Flow Information                         2003            2002
-------------------------------------------------------------------------------------------------
Cash paid for interest                                                $       -        $       -

Supplemental Schedule of Noncash Investing and Financing Activities
-------------------------------------------------------------------------------------------------
Accrual of preferred dividends                                        $  33,336        $  67,044
Asset retirement obligation incurred in property acquisition            140,187                -
Conversion of fixed-maturity securities to note receivable                    -          345,345
Issuance of 10,000,000 common shares for:
 Receivable from shareholder                                                  -          329,709
 Conversion of note payable                                                   -          170,291
 Conversion of accrued liability for salaries to officers                     -          500,000
=================================================================================================



NOTE 10 - CONTINGENCIES AND COMMITMENTS

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


                         EUROGAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

EuroGas also agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002 and agreed that if the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of June 30, 2003 EuroGas has accrued $115,000 in advance royalty due to Belmont because the talc deposit is not in commercial production.

Litigation - The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability - EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands of $882,999 at June 30, 2003. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

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

Lease commitments - The Company leases office facilities from various lessors in Poland, Vienna, and Vancouver. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease is on a month-to-month basis.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General - The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in a planning-stage co-generation and mineral reclamation project. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

     When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries.

Results of Operations - The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended June 30, 2003 and 2002, respectively.



                                            For the Three Months Ended         For the Six Months Ended
                                                     June 30,                          June 30,
                                           -----------------------------    ------------------------------
                                               2003             2002           2003             2002
----------------------------------------------------------------------------------------------------------

Oil and Gas Sales                          $       -       $      2,612     $       -       $       2,612
----------------------------------------------------------------------------------------------------------

Costs and Operating Expenses
Depreciation                                     1,185              518           3,269            22,355
Impairment of mineral interests
 and equipment                                     -          3,937,500             -           3,937,500
Litigation settlement expense                      -          1,690,893             -           1,690,893
General and administrative                     979,100        1,358,253       1,436,072         1,810,085
----------------------------------------------------------------------------------------------------------
Total Costs and Operating Expenses             980,285        6,987,164       1,439,341         7,460,833
----------------------------------------------------------------------------------------------------------

Other Income (Expenses)
Interest expense                               (21,987)         (84,360)        (32,352)          (88,279)
Foreign exchange net gain (loss)               (54,173)         240,405        (102,665)          215,184
Equipment rental income                         65,082            -              82,099             -
Interest income                                     11           20,085             790            21,087
Gain on sale of securities available
 for sale                                          -            104,788             -             118,112
Other expense                                      -            (33,390)            -             (33,390)
----------------------------------------------------------------------------------------------------------
Net Other Expenses                             (11,067)         247,528         (52,128)          232,714
----------------------------------------------------------------------------------------------------------

Loss Before Accounting Change                 (991,352)      (6,737,024)     (1,491,469)       (7,225,507)

Cumulative Effect of Accounting Change        (185,990)             -          (185,990)              -
----------------------------------------------------------------------------------------------------------

Net Loss                                    (1,177,342)      (6,737,024)     (1,677,459)       (7,225,507)

Preferred Dividends                             33,708           33,707          67,044            67,044
----------------------------------------------------------------------------------------------------------

Loss Applicable to Common Shares           $(1,211,050)    $ (6,770,731)    $(1,744,503)    $  (7,292,551)
==========================================================================================================

Basic and Diluted Loss Per Common Share
Loss  before accounting change             $     (0.01)    $      (0.05)    $     (0.01)    $       (0.05)
Net Loss                                   $     (0.01)    $      (0.05)    $     (0.01)    $       (0.05)
==========================================================================================================



Three months ended June 30, 2003, compared with three months ended June 30, 2002

     Revenues.   The Company had no oil and gas sales for the three months ended
June 30, 2003 and $2,612 for the three months ended June 30, 2002.

     Operating  Expenses.   Operating  expenses primarily  include  general  and
administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $979,100 for the three months ended June 30, 2003, compared to
$1,358,253  for  the  three  months  ended  June  30,  2002.   The  decrease  in
administrative expenses is the result of reduced expenditures relating to administrative items. Depreciation expense was $1,185 for the three months ended June 30, 2003, compared to $518 for the three months ended June 30, 2002.

     Other Income and Expense. Interest expense was $21,987 for the three months ended June 30, 2003, compared to $84,360 during the three months ended June 30, 2002. The Company received rental income from the use of its oil and gas drilling equipment of $65,082 during the three months ended June 30, 2003, with no similar income during the three months ended June 30, 2002.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of June 30, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Cumulative Effect of Accounting Change. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which required the Company to recognize the fair value of legal and contractual asset retirement obligations when incurred. The Company recognized the cumulative effect of this accounting change on prior years of $185,990 during the three months ended June 30, 2003.

     Net Loss. The Company incurred a net loss of $1,177,342 for the three months ended June 30, 2003, compared to a net loss of $6,737,024 for the three months ended June 30, 2002. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses and the one time cumulative effect of the change in the method of accounting for asset retirement obligations.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $54,173 in the three months ended June 30, 2003, compared to a gain of $240,405 in the three months ended June 30, 2002, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2003, compared with Six months ended June 30, 2002

     Revenues.   The Company had no oil and gas sales for the six  months  ended
June 30, 2003 and $2,612 for the six months ended June 30, 2002.

     Operating  Expenses.   Operating  expenses primarily  include  general  and
administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $1,436,072 for the six months ended June 30, 2003, compared to $1,810,085 for the six months ended June 30, 2002. The decrease in administrative expenses is the result of reduced expenditures. Depreciation expense was $3,269 for the six months ended June 30, 2003, compared to $22,355 for the six months ended June 30, 2002. This decrease is primarily attributable to the lower amount of properties in service. The Company incurred no impairment or litigation settlement expenses during the six months ended June 30, 2003 but incurred $3,937,500 of impairment of mineral interests and equipment and $1,690,893 of litigation settlement expense during the six months ended June 30, 2002.

     Other Income and Expense. Interest expense was $32,352 for the six months ended June 30, 2003, compared to $88,279 during the six months ended June 30, 2002. Foreign exchange net loss was $102,665 during the six months ended June 30, 2003 compared to a net gain of $215,184 during the six months ended June 30, 2002. The Company realized equipment rental income of $82,099 during the six months ended June 30, 2003 with no comparable amount during the six months ended June 30, 2002.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of June 30, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Cumulative Effect of Accounting Change. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which required the Company to recognize the fair value of legal and contractual asset retirement obligations when incurred. The Company recognized the cumulative effect of this accounting change on prior years of $185,990 during the six months ended June 30, 2003.

     Net Loss. The Company incurred a net loss of $1,677,459 for the six months ended June 30, 2003, compared to a net loss of $7,225,507 for the six months ended June 30, 2002. The losses were due in large part to the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses and the one time cumulative effect of the change in the method of accounting for asset retirement obligations.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $102,665 in the six months ended June 30, 2003, and a gain of $215,184 in the six months ended June 30, 2002, as a result of currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $155,231,148 at June 30, 2003, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2003, the Company had total current assets of $293,261 and total current liabilities of $20,450,221 resulting in a working capital deficiency of $20,156,960. As of June 30, 2003, the Company's balance sheet reflected $843,265 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.


     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the six months ended June 30, 2003, the Company received $300,000 from the issuance of 3,000,000 shares of common stock. During the six months ended June 30, 2003, the Company received $5,986 and expended $30,000 in the purchase of property and equipment and development of mineral interests, $250,994 was used in operating activities. As a result, the Company used net cash of $47,350 during the six months ended June 30, 2003.

     While the Company had cash of $140,572 at June 30, 2003, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements, and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below.


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


Exhibit
Number                      Title of Document                             Location
2.1       Exchange Agreement between Northampton, Inc.,              Report on Form 8-K
          and Energy Global, A.G.                                    dated August 3, 1994,
                                                                     Exhibit No. 1*

2.2       Agreement and Plan of Merger between EuroGas, Inc.,        Report on Form 8-K
          and Danube International Petroleum Company, Inc.,          dated July 12, 1996,
          dated July 3, 1996, as amended                             Exhibit No. 5*

2.3       English translation of Transfer Agreement between          Report on Form 8-K
          EuroGas and OMV, Inc. for the Acquisition of               dated June 11, 1997
          OMV (Yakut) Exploration GmbH dated June 11, 1997           Exhibit No. 1*

2.4       Asset Exchange Agreement between EuroGas, Inc.,            Report on Form S-1
          and Beaver River Resources, Ltd., dated April 1, 1988      dated July, 23, 1998
                                                                     Exhibit No. 2.03*

3.1       Articles of Incorporation                                  Registration Statement
                                                                     on Form S-18, File
                                                                     No. 33-1381-D
                                                                     Exhibit No. 1*

3.2       Amended Bylaws                                             Annual Report on
                                                                     Form 10-K for the
                                                                     fiscal year ended
                                                                     September 30, 1990,
                                                                     Exhibit No. 1*

3.3       Designation of Rights, Privileges, and Preferences         Quarterly Report on
          of 1995 Series Preferred Stock                             Form 10-QSB dated
                                                                     March 31, 1995,
                                                                     Exhibit No. 1*

3.4       Designation of Rights, Privileges, and Preferences         Report on Form 8-K
          of 1996 Series Preferred Stock                             dated July 12, 1996,
                                                                     Exhibit No. 1*


3.5       Designation of Rights, Privileges, and Preferences         Report on Form 8-K
          1997 Series A Convertible Preferred Stock                  dated May 30, 1997
                                                                     Exhibit No. 1*
3.6       Designation of Rights, Privileges, and Preferences         Report on Form S-1
          of 1998 Series B Convertible Preferred Stock               Dated July 23, 1998
                                                                     Exhibit No. 3.06*

3.7       Articles of Share Exchange                                 Report on Form 8-K
                                                                     dated August 3, 1994,
                                                                     Exhibit No. 6*

3.8       Designation of Rights, Privileges, and Preferences of      Registration Statement
          1999 Series C 6% Convertible Preferred Stock               on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999

4.1       Subscription Agreement between EuroGas, Inc., and          Report on Form S-1
          Thomson Kernaghan & Co., Ltd., dated May 29, 1998          dated July 23, 1998
                                                                     Exhibit No. 4.01*

4.2       Warrant Agreement dated July 12, 1996, with                Report on Form 8-K
          Danube Shareholder                                         dated July 12, 1996,
                                                                     Exhibit No. 2*

4.3       Registration Rights Agreement Between EuroGas, Inc.,       Report on Form S-1
          and Thomson Kernaghan & Co., Ltd., dated May 29, 1998      dated July 23, 1998
                                                                     Exhibit No. 4.02*

4.4       Registration Rights Agreement dated July 12, 1996,         Report on Form 8-K
          with Danube Shareholder                                    dated July 12, 1996
                                                                     Exhibit No. 3*

4.5       Registration Rights Agreement by and among EuroGas,        Report on Form S-1
          Inc., and Finance Credit & Development Corporation,        dated July 23, 1998
          Ltd., dated June 30, 1997                                  Exhibit No. 4.06*

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

4.7       Registration Rights Agreement by and among                 Annual Report on
          EuroGas, Inc., and Kukui, Inc., and the Trustees of        Form 10-KSB for the
          the Estate of Bernice Pauahi Bishop                        fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 11*

4.8       Option issued to OMV Aktiengesellschaft to acquire up      Annual Report on
          to 2,000,000 shares of restricted common stock             Form 10-KSB for the
                                                                     fiscal year ended
                                                                     December 31, 1996,
                                                                     Exhibit No. 13*

4.9       Form of Convertible Debenture issued on January 12,        Quarterly report on
          2000.                                                      Form 10-Q dated March
                                                                     31, 2000.

10.1      English translation of Mining Usufruct Contract            Quarterly Report on
          between The Minister of Environmental Protection,          Form 10-Q dated
          Natural Resources and Forestry of the Republic of          September 30, 1997
          Poland and Pol-Tex Methane, dated October 3, 1997          Exhibit No. 1*



10.2      Agreement between Polish Oil and Gas Mining Joint          Quarterly Report on
          Stock Company and EuroGas, Inc., dated October 23,         Form 10-Q dated
          1997                                                       September 30, 1997
                                                                     Exhibit No. 2*

10.3      1996 Stock Option and Award Plan                           Annual Report on
                                                                     Form 10-KSB for the
                                                                     fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 14*

10.4      Settlement Agreement by and among Kukui, Inc., and         Annual Report on
          Pol-Tex Methane, Sp. zo.o., McKenzie Methane               Form 10-KSB for the
          Rybnik, McKenzie Methane Jastrzebie, GlobeGas,             fiscal year ended
          B.V. (formerly known as McKenzie Methane Poland,           December 31, 1995,
          B.V.), and the Unsecured Creditors' Trust of the           Exhibit No. 15*
          Bankruptcy Estate of McKenzie Methane Corporation

10.5      Acquisition Agreement between EuroGas, Inc., and           Report on Form S-1
          Belmont Resources, Inc., dated July 22, 1998               dated July 23, 1998
                                                                     Exhibit No. 10.20*

10.6      General Agreement governing the operation of               Report on Form 8-K
          McKenzie Methane Poland, B.V.                              dated August 3, 1994,
                                                                     Exhibit No. 2*

10.7      Concession Agreement between Ministry of                   Annual Report on
          Environmental Protection, Natural Resources, and           Form 10-KSB for the
          Forestry and Pol-Tex Methane Ltd.                          fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 18*

10.8      Association Agreement between NAFTA a.s. Gbely             Annual Report on
          and Danube International Petroleum Company                 Form 10-KSB for the
                                                                     fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 19*

10.9      Agreement between Moravske' Naftove' Doly a.s.             Annual Report on
          and Danube International Petroleum Company                 Form 10-KSB for the
                                                                     fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 20*

10.10     Form of Convertible Debenture                              Report on Form 8-K
                                                                     dated August 3, 1994,
                                                                     Exhibit No. 7*

10.11     Form of Promissory Note, as amended, with attached         Annual Report on
          list of shareholders                                       Form 10-KSB for the
                                                                     fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 23*

10.12     Amendment #1 to the Association Agreement Entered          Annual Report on
          on 13th July 1995, between NAFTA a.s. Gbely and            Form 10-KSB for the
          Danube International Petroleum Company                     Fiscal year ended
                                                                     December 31, 1996,
                                                                     Exhibit No. 25*


10.13     Acquisition Agreement by and among Belmont Resources,      Form 10-Q
          Inc., EuroGas Incorporated, dated October 9, 1998          Dated September 30,
                                                                     1998
                                                                     Exhibit No. 1*

10.14     Letter of Intent by and between Polish Oil and Gas         Annual Report on
          Company and Pol-Tex Methane, dated April 28, 1997          Form 10-KSB for the
                                                                     Fiscal year ended
                                                                     December 31, 1996,
                                                                     Exhibit No. 27*

10.15     Purchase and Sale Agreement between Texaco Slask           Report on Form 8-K
          Sp. zo.o., Pol-Tex Methane Sp. zo.o. and                   Dated March 24, 1997
          GlobeGas B.V.                                              Exhibit No. 1*

10.16     English translation of Articles of Association of the      Report on Form 8-K/A
          TAKT Joint Venture dated June 7, 1991, as amended          Dated June 11, 1997
          April 4, 1993                                              Exhibit No. 3*

10.17     English translation of Proposed Exploration and            Report on Form 8-K/A
          Production Sharing Contract for Hydrocarbons               Dated June 11, 1997
          between the Republic of Sakha (Yakutia) and the            Exhibit No. 4*
          Russian Federation and the TAKT Joint Venture

10.18     English translation of Agreement on Joint Investment       Registration Statement
          and Production Activities between EuroGas, Inc., and       on Form S-1 dated July
          Zahidukrgeologia, dated May 14, 1998                       23, 1998 Exhibit No.
                                                                     10.21*

10.19     English translation of Statutory Agreement of              Registration Statement
          Association of Limited Liability Company with Foreign      on Form S-1 dated July
          Investments between EuroGas, Inc., and Makyivs'ke          23, 1998 Exhibit No.
          Girs'ke Tovarystvo, dated June 17, 1998                    10.22*

10.20     Partnership Agreement between EuroGas, Inc., and RWE-      Amendment No. 1 to
          DEA Aktiengesellschaft for Mineraloel and Chemie AG,       Registration Statement
          date July 22, 1998                                         on Form S-1 dated
                                                                     August 3, 1998 Exhibit
                                                                     No. 10.23

10.21     Mining Usufruct Contract between The Minister of           Quarterly Report on
          Environmental Protection, Natural Resources and            Form 10-Q dated
          Forestry of the Republic of Poland and Pol-Tex             September 30, 1997
          Methane, dated October 3, 1997                             Exhibit No. 1*

10.22     Agreement between Polish Oil and Gas Mining Joint          Quarterly Report on
          Stock Company and EuroGas, Inc., dated                     Form 10-Q dated
          October 23, 1997                                           September 30, 1997
                                                                     Exhibit No. 2*

10.23     Agreement for Acquisition of 5% Interest in a              Quarterly Report on
          Subsidiary by and between EuroGas, Inc., B. Grohe,         Form 10-Q dated
          and T. Koerfer, dated November 11, 1997                    September 30, 1997
                                                                     Exhibit No. 3*

10.24     Option Agreement by and between EuroGas, Inc.,             Quarterly Report on
          and Beaver River Resources, Ltd., dated                    Form 10-Q dated
          October 31, 1997                                           September 30, 1997
                                                                     Exhibit No. 4*


10.25     Lease Agreement dated September 3, 1996, between           Registration Statement
          Potomac Corporation and the Company; Letter of             on Form S-1, File No.
          Amendment dated September 30, 1999.                        333-92009, filed on
                                                                     December 2, 1999

10.26     Sublease dated November 2, 1999, between Scotdean          Registration Statement
          Limited and the Company                                    on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999

10.27     Securities Purchase Agreement dated November 4, 1999,      Registration Statement
          between the Company and Arkledun Drive LLC                 on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999

10.28     Registration Rights Agreement dated November 4,  1999,     Registration Statement
          between the Company and Arkledun Drive LLC                 on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999

10.29     Supplemental Agreement dated November 4, 1999,             Registration Statement
          between the Company and Arkledun Drive LLC                 on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999

10.30     Executive  Employment Agreement dated April  20,  1999     Registration Statement
          between the Company and Karl Arleth                        on Form S-1, File No.
                                                                     333-92009, filed on
                                                                     December 2, 1999


10.31     Settlement Agreement dated June 16, 2000, between  the     Form 10-K for year
          Company and FCOC                                           ended December 31,
                                                                     2000

          Securities Purchase Agreement dated October 2, 2000,       Form 10-K for year
10.32     between the Company and Arkledun Drive LLC                 ended December 31,
                                                                     2000

10.33     Registration Rights Agreement dated October 2, 2000,       Form 10-K for year
          between the Company and Arkledun Drive LLC                 ended December 31,
                                                                     2000
10.34     Settlement Agreement dated November 14, 2000, between      Form 10-K for year
          the Company and Arkledun Drive LLC                         ended December 31,
                                                                     2000
10.35     Consulting Agreement dated September 18, 2000,             Form 10-K for year
          between the Company and Spinneret Financial Systems,       ended December 31,
          Ltd.                                                       2000

10.36     Securities Purchase Agreement dated March 27, 2001         Form 10-K for year
          between the Company and Belmont Resources Inc.             ended December 31,
                                                                     2000

10.37     Agreement dated April 9, 2001 between the Company and      Form 10-K for year
          Belmont Resources Inc.                                     ended December 31,
                                                                     2000
10.38     Warrant Agreement dated September 8, 2000 with             Form 10-K for year
          Oxbridge Limited                                           ended December 31,
                                                                     2000

10.39     Warrant Agreement dated September 8, 2000 with             Form 10-K for year
          Rockwell International Ltd.                                ended December 31,
                                                                     2000
10.40     Warrant Agreement dated September 8, 2000 with             Form 10-K for year
          Conquest Financial Corporation                             ended December 31,
                                                                     2000
10.41     Termination and Transfer Agreement dated June 23,          Form 10-K for year
          2000 between the Company and Belmont Resources, Inc.       ended December 31,
                                                                     2000
10.42     Loan Agreement dated March 3, 1999 between the             Form 10-K for year
          Company and Pan Asia Mining Corp.                          ended December 31,
                                                                     2000
10.43     Agreement dated July 14, 2000 between the Company and      Form 10-K for year
          Oxbridge Limited                                           ended December 31,
                                                                     2000
10.44     Amended Agreement dated July 25, 2000 between the          Form 10-K for year
          Company, Pan Asia Mining Corp., and Oxbridge Limited       ended December 31,
                                                                     2000
10.45     Settlement Agreement dated November 20, 2000 between       Form 10-K for year
          the Company and Beaver River Resources, Ltd.               ended December 31,
                                                                     2000
21.1      Subsidiaries                                               Annual Report on
                                                                     Form 10-KSB for the
                                                                     Fiscal year ended
                                                                     December 31, 1995,
                                                                     Exhibit No. 24*

31.1      Certification of Principal Executive Officer               Filed herewith

31.2      Certification of Principal Executive Officer               Filed herewith

32        Certification Pursuant to Section 906 of the               Filed herewith
          Sarbanes-Oxley Act of 2002


*    Incorporated by reference

(b)  No current reports on Form 8-K were filed during the reporting quarter.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   EUROGAS, INC.
                                   (Registrant)


Date:  August 19, 2003             By  /s/ Wolfgang Rauball
                                     ---------------------------------
                                        Wolfgang Rauball
                                         Chief Executive Officer


Date:  August 19, 2003             By  /s/ Hank Blankenstein
                                     ---------------------------------
                                         Hank Blankenstein
                                         Principal Accounting and Financial
                                         Officer


