Form 10-Q
period 2003-09-30
EUROGAS INC
filed 2003-11-24
CIK 783209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)
Utah	000-24781	87-0427676
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)
1006-100 Park Royal South West Vancouver, B.C. Canada V7T 1A2
(Address of principal executive offices, Zip Code)

(604) 913-1462

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

Yes [  ]  No [X]

As of November 19, 2003, the registrant had 174,784,064 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of September 30,

  2003 and December 31, 2002

 3

Condensed Consolidated Statements of Operations (Unaudited) for the

  Three and Nine Months Ended September 30, 2003 and 2002

 4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the

 Nine Months Ended September 30, 2003 and 2002

 5

Notes to Condensed Consolidated Financial Statements (Unaudited)

 6

Item 2.  Managements Discussion and Analysis of Financial Condition

Results of Operations

 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

 20

Item 5.

Other Information

20

Item 6.  Exhibits and Reports on Form 8-K

 20

Signatures

 26

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash	$ 46,142	$ 187,922
Investment in securities available for sale	801	1,490,058
Other receivables	138,235	98,176
Other current assets	18,434	16,416
Total Current Assets	203,612	1,792,572
Property and Equipment - full cost method
Talc mineral properties and mining equipment	6,677,685	6,507,736
Oil and gas properties not subject to amortization	825,426	841,427
Furniture and office equipment	340,495	371,188
Total Property and Equipment	7,843,606	7,720,351
Less: Accumulated depletion, depreciation and amortization	(197,343)	(196,259)
Net Property and Equipment	7,646,263	7,524,092
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	-
Receivable from a Related Party	119,850	101,084
Total Assets	$ 10,842,655	$ 9,417,748

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$ 6,051,618	$ 5,150,443
Accrued settlement obligations	13,285,766	13,145,766
Accrued income taxes	931,711	815,053
Notes payable to related parties	256,398	253,365
Total Current Liabilities	20,525,493	19,364,627

Asset Retirement Obligation	347,432	-
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
171,212,635 shares and 168,212,635 shares issued, respectively	171,213	168,213
Additional paid-in capital	143,892,222	143,595,224
Accumulated deficit	(155,507,784)	(153,346,645)
Accumulated other comprehensive income (loss)	1,064,962	(264,363)
Receivable from shareholder	-	(448,425)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(10,030,270)	(9,946,879)
Total Liabilities and Stockholders' Deficiency	$ 10,842,655	$ 9,417,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Oil and Gas Sales	$ -	$ 2,462	$ -	$ 5,074

Costs and Operating Expenses
Depreciation	206	5,890	3,475	28,245
Impairment of mineral interests and equipment	-	-	-	3,937,500
Litigation settlement expense	-	530,724	140,000	2,221,617
General and administrative	384,619	509,330	1,820,691	2,319,415
Total Costs and Operating Expenses	384,825	1,045,944	1,964,166	8,506,777

Other Income (Expenses)
Interest expense	(24,993)	(2,168)	(57,345)	(90,447)
Foreign exchange net gain (loss)	(27,504)	(20,150)	(75,161)	195,034
Equipment rental income	-	-	34,798	-
Interest income	381	74,637	1,171	95,724
Loss on sale of securities available for sale	-	(144,148)	-	(26,036)
Other, primarily gain on sale of assets	139,374	194,926	186,675	161,536
Net Other Income (Expense)	(142,266)	103,097	(90,138)	335,811

Loss Before Accounting Change	(242,559)	(940,385)	(1,874,028)	(8,165,892)

Cumulative Effect of Accounting Change	-	-	(185,990)	-

Net Loss	(242,559)	(940,385)	(2,060,018)	(8,165,892)

Preferred Dividends	34,077	34,076	101,121	101,120

Loss Applicable to Common Shares	$ (276,636)	$ (974,461)	$ (2,161,139)	$ (8,267,012)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$ -	$ (0.01)	$ (0.01)	$ (0.05)
Net loss	$ -	$ (0.01)	$ (0.01)	$ (0.06)

Basic and Diluted Weighted-Average Common
Shares Outstanding	171,207,607	157,530,132	169,273,541	150,151,945

Comprehensive Loss
Net loss	$ (242,559)	$ (940,385)	$ (2,060,018)	$ (8,165,892)
Foreign currency translation adjustments	(14,334)	(3,021)	(54,272)	96,478
Unrealized gain (loss) on investment in
securities available for sale	(232,758)	32,285	1,383,597	137,342

Comprehensive Loss	$ (489,651)	$ (911,121)	$ (730,693)	$ (7,932,072)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2003	2002

Cash Flows From Operating Activities
Net loss	$ (2,060,018)	$ (8,165,892)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	8,828	21,837
Gain on sale of property and equipment	(186,675)	(140,282)
Foreign exchange net (gain) loss	75,161	(195,034)
Loss on sale of notes receivable	-	144,148
Cumulative effect of accounting change	185,990	-
Accretion of accrued settlement obligation	21,255	-
Compensation on write-down of receivable from related party	448,425	-
Impairment of mineral interests and equipment	-	3,937,500
Gain on sale of securities available for sale	-	(118,112)
Warrants issued for settlement cost	-	1,690,893
Accrued settlement obligation	140,000	-
Changes in operating assets and liabilities:
Other receivables	(40,059)	460,100
Accrued liabilities	830,892	1,344,323
Accrued liabilities payable to related parties	-	(535,574)
Accrued income taxes	29,473	-
Other	(2,018)	-
Net Cash Used in Operating Activities	(548,746)	(1,556,093)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	(30,000)	(220,172)
Proceeds from sale of assets	186,675	146,726
Proceeds from sale of investment in fixed-maturity securities	-	1,100,156
Proceeds from sale of securities available for sale	-	503,723
Proceeds from sale of notes receivable	-	208,213
Purchase of securities available for sale	-	(5,230)
Net Cash Provided by (Used in) Investing Activities	156,675	1,733,416

Cash Flows From Financing Activities
Proceeds from issuance of common stock	300,000	-
Receivable from related party	(18,766)	(83,670)
Payment on notes payable to related party	-	(156)
Proceeds from sale of treasury stock	-	1,850
Acquisition of treasury stock	-	(81,596)
Net Cash Provided by (Used in) Financing Activities	281,234	(163,572)

Effect of Exchange Rate Changes on Cash	(30,943)	(5,841)

Net Increase (Decrease) in Cash	(141,780)	7,910

Cash at Beginning of Period	187,922	257,831

Cash at End of Period	$ 46,142	$ 265,741

Supplemental Disclosure of Cash Flow Information - Note 9

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company").  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2002.  In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

Business Condition — EuroGas has accumulated a deficit of $155,507,784 through September 30, 2003. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2002 and 2001 and during the nine months ended September 30, 2003. At September 30, 2003, the Company had a working capital deficiency of $20,321,881 and a capital deficiency of $10,030,270. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At September 30, 2003, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Loss Per Share — Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share during periods of income reflect potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options, convertible notes payable and preferred shares resulted in the issuance of common shares. The weighted-average common shares outstanding was not increased from 39,342,858 potentially issuable common shares at September 30, 2003 and 42,142,858 potential shares at September 30, 2002, because to do so would have decreased the loss per share.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2002 and September 30, 2002 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $140,187, liabilities of $326,177, and recognized the cumulative effect on prior years of $185,990 as an expense during the nine months ended September 30, 2003, which had no effect on basic and diluted loss per common share.

Recent Accounting Pronouncements — The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of January 1, 2003. Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of this standard did not have any effect on the Company’s financial position or results of operations.

The Company also adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as of January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement did not have any effect on the Company’s financial position or results of operations.

NOTE 2 — INVESTMENT IN SECURITIES

The Company’s primary investment in securities consists of 209,550 shares of Enterra Energy Ltd. The Enterra shares are held as collateral by Oxbridge Limited under a claim, as discussed in Note 3. At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company’s investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:

	September 30, 2003	December 31, 2002
Cost	$ 412,968	$ 412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$ 2,873,731	$ 1,490,058
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$ 801	$ 1,490,058
Investment in securities held as collateral under settlement obligation	2,872,930	-
Estimated Fair Value	$ 2,873,731	$ 1,490,058

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 30, 2003, the Company made no sales or purchases of investment securities.

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited presented 2,391,968 shares of Series 1995 Preferred Stock to EuroGas for conversion into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. Oxbridge is holding investment securities as collateral pending resolution or settlement of the claim. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of September 30, 2003.

McKenzie Bankruptcy Claim — This litigation is being brought by Steve Smith, Chapter 7 Trustee (the “Trustee”) for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division.

In March 1997, the Trustee commenced the following cause of action:  W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division) (hereafter “97-4114”).  The Trustee’s initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies’ creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland.  The Company has contested the jurisdiction of the Court, and the Trustee’s claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex’s parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

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

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties, including Wolfgang and Reinhard Rauball and assert additional causes of action against EuroGas and the other defendants in this action.  These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury.  These causes of action claim that the

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287).  That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper.  The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999.  In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444).  This suit seeks damages in excess of $170,000 for the defendants’ alleged violation of an agreement with the Trustee executed in March 1997.  EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court.

On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants).  On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant.  A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the “Second Motion”).  On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion.  On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered and Order Granting Trustee’s Motion for Leave to Amend.

On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Reinhard Rauball, the Complaint asserts claims for turnover under Section 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has filed a Motion to Dismiss the Third Amended Complaint. A trial date set for November 2003 was postponed pending a settlement agreement described below.

Management’s estimate of the amounts due under the claims made by the Trustee and his attorneys have been adequately accrued in the accompanying financial statements.

Kukui, Inc. Claim — In November 1996, the Company entered into a settlement agreement with Kukui, Inc. ("Kukui"), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 additional common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company's failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Estate of Bernice Pauahi Bishop (the “Bishop Estate”), Kukui's parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc., and the Trustees of the Bishop Estate, which had pursued separate claims against EuroGas (the “Settlement Agreement”).  The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000.  The bankruptcy court approved the Settlement Agreement on May 23, 2000.  The claims of Kukui, Inc. and the Trustees of the Bishop Estate have been dismissed pursuant to the terms of the Settlement Agreement.  Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee.  The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

Holbrook Claim — On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement in an action styled James R. Holbrook v. W. Steve Smith, Trustee, Kukui, Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases.  Under this complaint, Holbrook sought a determination of the defendants’ rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas.  Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement.  EuroGas has opposed turnover of privileged materials and filed a cross-claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement.  The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief.  At the direction of the court, both parties filed motions for summary judgment.  On December 17, 2001, the court entered an order granting Trustee’s Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed.  EuroGas has appealed this order to the United States District Court for the Southern District of Texas. On September 25, 2002 the District Court entered its Opinion and Order affirming the Bankruptcy Court’s orders. On October 25, 2002 EuroGas filed a notice of appeal of the District Court’s order to the Fifth Circuit Court of Appeals. The appeal is currently pending before this Court. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  Under the terms of the settlement agreement, EuroGas agreed to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003, $250,000 to be paid by December 6, 2003 and the terms for payment of the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee in December 2003.  Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following:

	September 30, 2003	December 31, 2002
Loans from a key employee, due in 2002, with
interest at 10%, unsecured, in default	$ 218,285	$ 218,285
Loans from an officer and from companies
associated with a director, due on demand
with interest at 7.5% to 10%, unsecured.	38,113	35,080
Total Notes Payable to Related Parties	256,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $119,850 and $101,084 as of September 30, 2003 and December 31, 2002, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred, which, for the Company, was when the talc mine was opened and as it is mined and when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.  The Company’s asset retirement obligations relate primarily to the obligation to reclaim property in connection with the talc mine and the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is normally capitalized by increasing the carrying amount of the related property. However, for assets that have previously been impaired, the related cost is charged to expense.  Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost, if any, is amortized by the unit-of-production method. At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $140,187. Liabilities increased by $326,177, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $185,990, or $0.00 per share, was recorded in 2003 as an expense. The effect of adopting this accounting principle was an increase to the loss during the nine months ended September 30, 2003 of $21,255.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following present pro forma net loss and basic and diluted loss per common share information as if SFAS No. 143 had been applied retroactively for all periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002
Net Loss	$ (242,559)	$ (947,962)	$ (2,060,018)	$ (8,187,589)
Basic and Diluted Loss Per Common Share	$ -	$ (0.01)	$ (0.01)	$ (0.06)

The pro forma amount of the liability for the asset retirement obligation was $296,525 at December 31, 2001, $310,645 at June 30, 2002 and $318,221 at September 30, 2002. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2003 is as follows:

Balance, January 1, 2003	$ 326,177
Accretion expense	21,255
Balance, September 30, 2003	$ 347,432

NOTE 7 — PREFERRED AND COMMON STOCK

On June 25, 2003 the Company issued 3,000,000 shares of common stock for to a third party investor $300,000 in cash, or $0.10 per share.

There are 2,391,968 shares of 1995 Series Preferred Stock (the “1995 Series preferred stock”) issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Each share of the 1995 Series preferred stock is convertible into two common shares upon lawful presentation of the share certificates. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. Annual dividend requirements of the 1995 Series preferred stock are $119,598.

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at September 30, 2003:

		Liquidation Preference		Annual Dividend Requirement
Designation	Shares Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$ 0.10	$ 239,197	$ 0.05	$ 119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$ 499,197		$ 135,198

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at September 30, 2003 and December 31, 2002, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	September 30, 2003	December 31, 2002
Foreign currency translation adjustments	$ (1,395,801)	$ (1,341,529)
Unrealized gain on investments in
securities available for sale	2,460,763	1,077,166
Accumulated Other Comprehensive Income (Loss)	$ 1,064,962	$ (264,363)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended September 30,
	2003	2002
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities
Accrual of preferred dividends	$ 101,121	$ 67,044
Asset retirement obligation incurred in property acquisition	140,187	-
Conversion of fixed-maturity securities to note receivable	-	345,345
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	329,709
Conversion of note payable	-	170,291
Conversion of accrued liability for salaries to officers	-	500,000

NOTE 10 — CONTINGENCIES AND COMMITMENTS

Purchase of Rozmin – EuroGas acquired a direct 43% interest in Rozmin s.r.o. through a series of transactions from 1998 through April 2002. Rozmin s.r.o. holds a talc deposit in Eastern Slovakia. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in advance royalties, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During 2002 EuroGas issued 3,830,000 common shares to Belmont under the stock price guarantee. In connection with the purchase by EuroGas, Rozmin s.r.o. granted an overriding royalty to Belmont of two percent of gross revenues from any talc sold.

Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provide notice of such deficiency to EuroGas, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue approximately 12,000,000 additional common shares, based on recent market prices for the Company’s common stock, to Belmont under this provision of the agreement.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

EuroGas also agreed to arrange the necessary financing to place the talc deposit into commercial production by April 17, 2002 and agreed that if the talc deposit was not in commercial production by then, EuroGas agreed to pay Belmont additional advanced royalties of $10,000 per month for each month of delay in achieving commercial production. As of September 30, 2003 EuroGas has accrued $175,000 in advance royalty due to Belmont because the talc deposit is not in commercial production.

Litigation – The principal portion of the Company’s active litigation involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability – EuroGas’ subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at September 30, 2003. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas’ financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

Employment commitments and contingencies – During April 1999, EuroGas entered into a three-year employment contract with a former chief executive officer. The contract provided for an annual salary of $400,000 plus living and other allowances of $28,200. In addition, options to purchase 1,000,000 common shares at $0.95 per share were granted in connection with the employment contract. The officer resigned in January 2001. The options vested on January 1, 2000, and were considered to have expired during 2002 due to the termination of the officer’s employment. EuroGas has accrued salary obligations to the officer in the amount of $230,000, plus certain expenses, which are included in accrued liabilities. EuroGas believes there may be offsets to this amount but has not reduced the accrued amount.

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

Lease commitments – The Company leases office facilities from various lessors in Poland, Vienna, and Vancouver. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease is on a month-to-month basis.

NOTE 11 – SUBSEQUENT EVENTS

On November 5, 2003, EuroGas issued 3,571,429 common shares and 3,571,429 warrants to a third party investor for its direct payment of $250,000 as the first payment of a settlement agreement discussed in Note 3. The payment mode in behalf of the Company was allocated to the shares and warrants issued based upon their relative fair values, with $131,719 allocated to the shares and $118,281 allocated to the warrants. The warrants are exercisable anytime before October 31, 2006 at $0.07 per share had have an estimated fair value of $272,601, or $0.08 per share. The fair value of warrants was determined at the issue date using the Black-Scholes option-pricing model with the following assumptions:  risk-free interest rate of 2.46 percent, dividend yield of 0 percent, estimated future volatility of 181 percent, and an expected life of 3 years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General – The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. The Company has acquired interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company is also involved in a planning-stage co-generation and mineral reclamation project. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries.

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively

.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Oil and Gas Sales	$ -	$ 2,462	$ -	$ 5,074

Costs and Operating Expenses
Depreciation	206	5,890	3,475	28,245
Impairment of mineral interests and equipment	-	-	-	3,937,500
Litigation settlement expense	-	530,724	140,000	2,221,617
General and administrative	384,619	509,330	1,820,691	2,319,415
Total Costs and Operating Expenses	384,825	1,045,944	1,964,166	8,506,777

Other Income (Expenses)
Interest expense	(24,993)	(2,168)	(57,345)	(90,447)
Foreign exchange net gain (loss)	(27,504)	(20,150)	(75,161)	195,034
Equipment rental income	-	-	34,798	-
Interest income	381	74,637	1,171	95,724
Loss on sale of securities available for sale	-	(144,148)	-	(26,036)
Other, primarily gain on sale of assets	139,374	194,926	186,675	161,536
Net Other Income (Expense)	(142,266)	103,097	(90,138)	335,811

Loss Before Accounting Change	(242,559)	(940,385)	(1,874,028)	(8,165,892)

Cumulative Effect of Accounting Change	-	-	(185,990)	-

Net Loss	(242,559)	(940,385)	(2,060,018)	(8,165,892)

Preferred Dividends	34,077	34,076	101,121	101,120

Loss Applicable to Common Shares	$ (276,636)	$ (974,461)	$ (2,161,139)	$ (8,267,012)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$ -	$ (0.01)	$ (0.01)	$ (0.05)
Net loss	$ -	$ (0.01)	$ (0.01)	$ (0.06)

Basic and Diluted Weighted-Average Common
Shares Outstanding	171,207,607	157,530,132	169,273,541	150,151,945

Three months ended September 30, 2003, compared with three months ended September 30, 2002

Revenues.   The Company had no oil and gas sales for the three months ended September 30, 2003 and $2,462 for the three months ended September 30, 2002.

Operating Expenses.  Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $384,619 for the three months ended September 30, 2003, compared to $509,330 for the three months ended September 30, 2002. The decrease in administrative expenses is the result of reduced expenditures relating to administrative items. Depreciation expense was $206 for the three months ended September 30, 2003, compared to $5,890 for the three months ended September 30, 2002.

Other Income and Expense.  Interest expense was $24,993 for the three months ended September 30, 2003, compared to $2,168 during the three months ended September 30, 2002.

Income Taxes.  Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of September 30, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Net Loss.  The Company incurred a net loss of $242,559 for the three months ended September 30, 2003, compared to a net loss of $940,385 for the three months ended September 30, 2002. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a gain of $27,504 in the three months ended September 30, 2003, compared to a loss of $20,150 in the three months ended September 30, 2002, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2003, compared with Nine months ended September 30, 2002

Revenues.  The Company had no oil and gas sales for the nine months ended September 30, 2003 and $5,074 for the nine months ended September 30, 2002.

Operating Expenses.  Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $1,820,691 for the nine months ended September 30, 2003, compared to $2,319,415 for the nine months ended September 30, 2002.  The decrease in administrative expenses is the result of reduced expenditures. Depreciation expense was $3,475 for the nine months ended September 30, 2003, compared to $28,245 for the nine months ended September 30, 2002. This decrease is primarily attributable to the lower carrying amount of properties in service. The Company incurred no impairment charges and $140,000 of litigation settlement expenses during the nine months ended September 30, 2003 but incurred $3,937,500 of impairment of mineral interests and equipment and $2,221,617 of litigation settlement expense during the nine months ended September 30, 2002.

Other Income and Expense. Interest expense was $57,345 for the nine months ended September 30, 2003, compared to $90,447 during the nine months ended September 30, 2002. Foreign exchange net loss was $75,161 during the nine months ended September 30, 2003 compared to a net gain of $195,034 during the nine months ended September 30, 2002. The Company realized equipment rental income of $34,798 during the nine months ended September 30, 2003 with no comparable amount during the nine months ended September 30, 2002.

Income Taxes.  Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of September 30, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Cumulative Effect of Accounting Change.  Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which required the Company to recognize the fair value of legal and contractual asset retirement obligations when incurred. The Company recognized the cumulative effect of this accounting change on prior years of $185,990 upon adoption January 1, 2003, which charge is reflected in the nine months ended September 30, 2003.

Net Loss.  The Company incurred a net loss of $2,060,018 for the nine months ended September 30, 2003, compared to a net loss of $8,165,892 for the nine months ended September 30, 2002. The losses were due in large part to the absence of revenues, combined with continued administrative, depreciation, and other recurring continuing expenses and the one time cumulative effect of the change in the method of accounting for asset retirement obligations.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $75,161 in the nine months ended September 30, 2003, and a gain of $195,034 in the nine months ended September 30, 2002, as a result of currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

The Company had an accumulated deficit of $155,507,784 at September 30, 2003, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2003, the Company had total current assets of $203,612 and total current liabilities of $20,525,493 resulting in a working capital deficiency of $20,321,881. As of September 30, 2003, the Company's balance sheet reflected $825,426 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. During the nine months ended September 30, 2003, the Company received $300,000 from the sale of common stock and $186,675 from the sale of assets and expended $30,000 in the purchase of property and equipment and development of mineral interests, $548,746 was used in operating activities. As a result, the Company used net cash of $141,780 during the nine months ended September 30, 2003.

While the Company had cash of $46,142 at September 30, 2003, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words “will,” "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company’s business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

  Future terrorist activity or government action against perceived terrorist threats in the United States or in areas of the world in which the Company does business or owns property may, however, adversely affect the Company’s business operations and financial condition.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The principal portion of the Company’s active litigation involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and include the McKenzie Bankruptcy claim, the Kukui, Inc. claim, and the Holbrook Claim.

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  Under the terms of the settlement agreement, EuroGas agreed to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003, $250,000 to be paid by December 6, 2003 and the terms for payment of the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee in December 2003.  Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.

Item 5. Other information

On October 10, 2003 Mr. Vojtech Agyagos tendered his resignation to the Company as a Director and Secretary of the Corporation.  He stated that health reasons had caused him to resign his positions.

Item 6.  Exhibits and Reports on Form 8-K

(a)

The following exhibits are filed with this report.

Exhibit Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*
3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and

Pol-Tex Methane, Sp. zo.o., McKenzie Methane

Rybnik, McKenzie Methane Jastrzebie, GlobeGas,

B.V. (formerly known as McKenzie Methane Poland,

B.V.), and the Unsecured Creditors’ Trust of the

Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.30 10.31	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth Settlement Agreement dated June 16, 2000, between the Company and FCOC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999 Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000
10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000
10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000
10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000
10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000
10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000
10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000
10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000
10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000
21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*
31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Principal Executive Officer	Filed herewith
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

Incorporated by reference

(b)

No current reports on Form 8-K were filed during the reporting quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.

(Registrant)

By     /s/  Wolfgang Rauball

     Wolfgang Rauball

      Chief Executive Officer

By     /s/  Hank Blankenstein

      Hank Blankenstein

      Principal Accounting and Financial

      Officer