Form 10-K
period 2003-12-31
EUROGAS INC
filed 2004-05-19
CIK 783209

______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.   [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the last sale price of the common stock as of the last business day of the registrant’s most recently completed second quarter was approximately $13,500,000, or $0.115 per share.

As of April 30, 2004, the registrant had  171,712, 635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

#

TABLE OF CONTENTS TO FORM 10-K

PAGE

PART I

Item 1.

Business

3

Item 2.

Property

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

13

PART II

Item 5

Market for Registrant's Common Stock and Related Stockholder Matters

13

Item 6.

Selected Financial Data

14

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 8.

Financial Statements and Supplementary Data

18

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

PART III

Item 10.

Directors and Executive Officers of the Registrant

19

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

23

Item 13.

Certain Relationships and Related Transactions

25

Item 14.

Controls and Procedures

25

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

25

Documents Filed

1. Financial Statements

2. Financial Statement Schedule

3. Exhibit List

Reports on Form 8-K

Exhibits

Financial Statement Schedules

SIGNATURES

32

CERTIFICATIONS.

33

PART I

This Annual Report on Form 10-K for the year ended December 31, 2003 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties.  The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.”  Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally.  The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

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

When used herein, “we”, the “Company” and “EuroGas” includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas (UK) Limited, Danube International Petroleum Company, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., Energetyka Lubuska and Danube International Petroleum Holding B.V.

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

The Gemerska Talc Deposit is considered to be one of the richest and largest talc deposits in the world. The deposit, according to the Ministry of Environment of the Slovak Republic, contains 146.6 million tons of high-purity talc reserves.  Mine construction, which began in August 2000, is scheduled for completion in 2004, at which time talc production is scheduled to commence. Production is expected to reach 130,000 tons of talc annually.  This would represent approximately 12% of the annual European talc consumption.  We believe the exploitation of the Gemerska Talc Deposit will be particularly favorable due to strong global demand for talc.

Envigeo-Carpathian Flysch Concession.  In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company that owns a 2,300 square kilometer appraisal and survey concession, known as the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region, is in good standing. Subsequently the Company sold some of its interest and now EuroGas presently holds a 45% interest in Envigeo, McCallan owns 45% and the Envigeo s.r.o. owns the other 10% There are three concessions, all held by Envigeo.  This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries.  Since 1998 we have undertaken geological reconnaissance work on the Medzilaborce concession to meet the concession requirements.  As we have evaluated the investment we have determined that there is no potential for returns in the near future.  Therefore we have decided to impair this project.  Accordingly, the Company recognized a $1,703,000 charge for impairment, which was the carrying value of the Company's investment in the project, during the fourth quarter of 2002.

Slovakian Oil & Gas Joint Venture.  In July 1996, as part of our effort to diversify and expand our interests in Europe, we acquired Danube International Petroleum Company (“Danube”), which held participation rights for natural gas exploration in Slovakia and the Czech Republic.  Since the acquisition, we have focused our efforts on the development of the Slovakian project and abandoned our interest in the Czech Republic.  Danube was a partner in a joint venture agreement (the “Slovakian Oil & Gas Joint Venture”) with NAFTA Gbely A.S. (“NAFTA”).  The principal focus of the Slovakian Oil & Gas Joint Venture is natural gas exploration and development under a license covering 128,000 acres located in the East Slovakian Basin, a northeastern extension of the Pannonian Basin that covers large parts of Hungary and the southeastern part of Slovakia.

Under the terms of the joint venture agreement, EuroGas was obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million.  All funds required for the initial test phase were expended.  However, the Company has decided to withdraw from the NAFTA-Danube association and discontinue our involvement in any further exploration in the Trebisov gas field in eastern Slovakia.   In exchange for the Company’s withdrawal, Nafta Gbely a.s. agreed to pay all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary.

Activities in Poland

 EuroGas Polska has several oil and gas concessions and projects in Poland, including:

–

a 112 sq. kilometer coal bed methane concession located in the Upper Silesian Coal Basin,

–

a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland,

–

exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and

–

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

Activities in Kazakhstan

By an amended agreement dated November 22, 2001, EuroGas agreed to acquire all of the issued and outstanding shares of Falcon Energy Overseas Inc., a subsidiary of Falcon Energy Holding Corp. (“Falcon  The   venture holds the license to explore and develop proven shallow oil fields in Kazakhstan on an area of approximately 3.2 million acres known as the Sagiski Block. Falcon also holds other oil and gas interests in Kazakhstan outside the joint venture with FIOC. Under the agreement EuroGas was to issue 30,000,000 shares of EuroGas common stock and pay staged cash commitments of $10,000,000.  The Company issued 10,000,000 shares and the parties terminated the relationship as the acquisition was unwound.

EuroGas expected to obtain funding for this project through Oxbridge Ltd., but terms of that funding were never finalized due to the Company’s delisting from the NASD OTC Bulletin Board on December 28, 2001 and Falcon’s inability to provide financial statements to the Company. On February 12, 2002, Falcon notified EuroGas that all agreements between Falcon and EuroGas, both written or verbal were null and void as of February 6, 2002. The Company and Falcon are currently in discussions to negotiate a new agreement; however, any new agreement will contemplate potential properties other than the Sagiski Block.

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

EuroGas originally held a 15% interest in the Beaver River natural gas project, through a wholly owned subsidiary, Beaver River Resources Ltd. (“BRRL”).  This interest was reduced to 7.5% in the settlement of a lawsuit with the former owners.  In the settlement, the former owners returned 1,200,000 shares of EuroGas common stock to EuroGas in exchange for one-half of BRRL’s interest in the Bear River project.

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

Disclosure of Oil and Gas Operations

Reserves Reported to Other Agencies.  No reserves were reported to any other federal agency or authority for the years ended December 31, 2003 or December 31, 2002.

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

Employees

As of December 31, 2003, we had four administrative employees.  In addition, we use the services of consultants to the Company, who also serve as officers of the Company and its subsidiaries.  These consultants include Wolfgang Rauball, Hank Blankenstein, Michael J. Slater, and Mr. Andrew Andraczke.  Messrs. Rauball, Slater and Andraczke work out of Europe, and Mr. Blankenstein works out of the United States.  None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory.  In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

Financial Information About Foreign and Domestic Operations

The information set forth as “Note 8 – Geographic Information” of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company and its subsidiaries.

Factors That May Affect Future Results

This report on Form 10-K contains forward-looking statements.  You can identify forward-looking statements by their use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words.  These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information.  When considering the forward-looking statements made in this report, you should keep in mind the risks noted in “Factors That May Affect Future Results” below and other cautionary statements throughout this report.  You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $156,838,059 at December 31, 2003.  These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

–

changes in the supply and demand for such fuels;

–

political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

–

the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

–

weather conditions;

–

the competitive position of each such fuel as a source of energy as compared to other energy sources;

–

the refining capacity of crude purchasers;

–

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

Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

–

fire,

–

explosions,

–

blowouts,

–

pipe failures,

–

casing collapses,

–

unusual or unexpected formations and pressures, and

–

environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

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

Most of the approximately 171,712,635 shares of common stock issued and outstanding as of April 30, 2004 are free trading or are eligible for resale under Rule 144 under the Securities Act.  In addition, we have agreed to file a registration statement to register a significant number of shares for resale.  Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

As of December 31, 2003, there are outstanding warrants and options to purchase up to 39,342,858 shares of common stock at exercise prices ranging from $0.15 to $0.55 per share.  The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders.  Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock.  Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share.  As of December 31, 2003, there were 171,212,635 shares of common stock and 2,392,228 shares of preferred stock issued and outstanding.  Also at December 31, 2003, there were 39,342,858 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company.  Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares.  Any issuance of shares described in this paragraph will dilute the percentage ownership of our existing shareholders and may dilute the book value of the common stock.

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

Item 3.

Legal Proceedings

  The principal portion of the Company’s active litigation, as described in the following six paragraphs, involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). This litigation is being brought by Steve Smith, Chapter 7 Trustee (the “Trustee”) for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287).  That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper.  The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999.  In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444).  This suit seeks damages in excess of $170,000 for the defendants’ alleged violation of an agreement with the Trustee executed in March 1997.  EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants).  On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant.  A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and

Supplement Pleadings and to Drop Certain Defendants (the “Second Motion”).  On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion.  On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered and Order Granting Trustee’s Motion for Leave to Amend.  On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Reinhard Rauball, the Third Amended Complaint asserts claims for turnover under Sections 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has recently filed a Motion to Dismiss the Third Amended Complaint. At present, no trial date has been set.

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

In December 1999, EuroGas signed a settlement agreement with the bankruptcy Trustee, and other parties, including Kukui, Inc., and the Trustees of the Bishop Estate , which had pursued separate claims against EuroGas (the “Settlement Agreement”).  The Settlement Agreement, in part, required EuroGas to pay $900,000 over 12 months and issue 100,000 shares of registered common stock to the Bishop Estate by June 30, 2000.  The bankruptcy court approved the Settlement Agreement on May 23, 2000.  The claims of Kukui, Inc. and the Trustees of the Bishop Estate have been dismissed pursuant to the terms of the Settlement Agreement.  Under the terms of the Settlement Agreement, EuroGas recorded an accrued settlement obligation and litigation settlement expense of $1,000,000 during 1999, paid Kukui $782,232 of the settlement obligation in 2000 and accrued an additional settlement obligation liability and expense of $251,741 during 2000. During 2000, EuroGas issued the Bishop Estate 100,000 registered common shares, which were valued at $100,000, or $1.00 per share. The resulting accrued settlement obligation of $369,509 for the estimated cost of settling the claim included an estimated default penalty and interest. The Company contends that it has fully performed under the Settlement Agreement and that the Settlement Agreement additionally entitles the Company to a complete release and dismissal of all suits filed by the Bankruptcy Trustee.  The Bankruptcy Trustee contends that EuroGas defaulted under the Settlement Agreement and is not entitled to a release or dismissal.

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  Under the terms of the settlement agreement, EuroGas agreed to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003, $250,000 to be paid by December 6, 2003 and the terms for payment of the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee in December 2003.  Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.  Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement.  Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas.  The discussion centered on revival of the settlement agreement, this discussion is ongoing.

Netherlands Tax Assessment.  For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though Globe Gas had significant operating losses.  On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000.  The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets of GlobeGas in satisfaction of the assessment.  The tax assessment is payable in Euro, and as a result fluctuates on the Company’s financial statements due to adjustments in exchange rates. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

Dissolution of Energy Global A.G.  During 2002, the Company’s Liechtenstein Subsidiary, Energy Global A.G., was statutorily liquidated and dissolved by the Principality of Liechtenstein. As a result, the Company lost $615,904 in net assets of that subsidiary and may be subject to additional losses in net assets of Energy Global’s subsidiaries.

In November 2001, Borre Dahl, a former employee of the Company, filed a complaint against the Company and Wolfgang Rauball, the Company’s Chairman and Chief Executive Officer, claiming breach of contract, breach of employment contract, and misrepresentation.  Both Mr. Rauball and the Company have filed answers to the complaint, and intend to defend vigorously the suit.  No trial date has been set.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during the forth quarter of 2003.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

Our common stock is quoted on the OTC Bulletin Board market maintained by the National Association of Securities Dealers under the symbol “EUGS” and is traded on the Frankfurt and Berlin stock exchanges under the symbols EUG.F and EUG.B respectively.  As of April 30, 2003, there were 168,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 2,100 beneficial owners, including shares of common stock held in street name.

The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated.  These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	High Bid	Low Bid

Year Ended December 31, 2002
Quarter ended March 31, 2002	$0.26	$0.03
Quarter ended June 30, 2002	0.20	0.10
Quarter ended September 30, 2002	0.19	0.07
Quarter ended December 31, 2002	0.10	0.06

Year Ended December 31, 2003
Quarter Ended March 31, 2003	0.12	0.05
Quarter Ended June 30, 2003	0.12	0.09
Quarter Ended September 30, 2003	0.11	0.08
Quarter Ended December 31, 2003	0.09	0.06

The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions.  On April 30, 2004, the high and low bids for our common stock on the OTC Bulletin Board were $0.12 and $0.12 respectively.

Dividends

We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends.  We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2003, 2002 and 2001, respectively.  Of this amount, zero was paid in 2003, zero was paid in 2002, $21,599 was paid in 2001, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock.  We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock.  Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, the Company issued the following securities without registration under the Securities Act of 1933, as amended, not previously reported on the quarterly reports on Form 10-Q filed by the Company during 2003. In June 2003 the Company sold 3,000,000 shares of unregistered securities to private investor. These securities were sold for $300,000 or $0.10 per share.  During July 2002 EuroGas reached a verbal settlement with a group of stockholders and agreed to issue 1,417,847 common shares and warrants to purchase 6,000,000 common shares within two years at $0.25 per share. The value of the common stock to be issued was estimated to be $141,785, or $0.10 per share, based upon quoted market prices of the Company's common stock on the day of the verbal agreement. The value of the warrants to be issued were estimated to be $388,939 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3.5%; expected volatility of 166%; dividend yield of 0%; and expected life of two years. The value of the estimated settlement of $530,724 and was included in accrued settlement obligations and was charged against operations during the current quarter.

These private issuances of securities were affected in reliance upon the exemption for sales of securities not involving a public offering, under Section 4(2) of the Securities Act of 1933, as amended.  In each transaction, the Company observed the following practice:

–

the investors confirmed that they were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act,

–

each investor had the background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities,

–

there was no public offering or general solicitation with respect to the offering,

–

the investors were provided with any and all other information requested by them with respect to the Company,

–

the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and the investors also agreed to transfer the securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act, and

–

a legend was placed on the certificates and other documents representing each security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 6.

Selected Financial Data

The following statement of operations and balance sheet data were derived from our audited consolidated financial statements.  Our consolidated financial statements have been audited by our independent certified public accountants.  The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto included with this report and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data

	Year Ended December 31,
	2003	2002	2001	2000	1999

Net Sales	$ -	$ 5,074	$ 88,937	$ 6,395,037	$ 4,973,508
Loss from Operations	$2,631,184	$ 18,551,994	$ 5,475,654	$52,436,869	$ 28,946,667
Loss per Common Share	$ 0.02	$ 0.12	$ 0.04	$ 0.50	$ 0.36

Balance Sheet Data

	At December 31,
	2003	2002	2001	2000	1999

Total Assets	$10,916,460	$ 9,417,748	$ 16,110,130	$ 30,337,006	$ 53,968,578
Long-Term Obligations	$ 0	$ 0	$ 0	$ 0	$
Cash Dividends per Common Share	$ 0	$ 0	$ 0	$ 0	$ 0

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Recent Developments

Outlook

In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential.  We believe that our investment in these early-stage projects will prove profitable in the long run, and we may invest in additional early-stage projects from time to time in the future.  Nonetheless, management believes that, in order to balance our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within one to five years of the date of investment.  We are actively seeking investments of that type.  Specifically, we intend to take the following actions over the coming months:

–

Focus our efforts on projects in Central Europe.  We will concentrate our financial and management resources on Central Europe (Poland and Slovakia);

–

Bring the Gemerska Poloma Talc Deposit into production.

–

Begin an exploration program on our oil and gas concessions covering approximately 4,300 km2 in southeast Poland; POGC is the operator of this venture. EuroGas, in conjunction with POGC, is currently in discussions with a number of international oil and gas companies who are interested in a possible participation in this project.

–

Continue our efforts to reduce corporate overhead.  We will continue to manage the Company from our West Vancouver, North American Headquarter and our Vienna Central European Headquarters.

In summary, the outlook, based on our strategic approach, is simple.  We intend to use the proceeds from possibly the sale of other non-core assets to fund development of the Gemerska Poloma Talc project and oil and gas projects in Central and Eastern Europe.  The ultimate goal is to transform the company from an asset-rich exploration concern to a significant cash flow-producing resource company.

Due to lack of funding at this point, in particular the in ability to pay our auditors, we are forced to issue our annual statement with only information that is prepared by the EuroGas management.  The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-K will be amended to include audited financial statements.

Results of Operations—Fiscal Years 2003, 2002 and 2001

The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2003, 2002 and 2001.

	For the Years Ended December 31,
	2003	2002	2001
Oil and Gas Sales	$ -	$ 5,074	$ 88,937
Oil and gas production	-	-	1,521,471
Impairment of mineral interests and equipment		5,999,357	794,444
Depreciation, depletion and amortization	5,105	11,896	25,511
Settlement costs	140,000	10,219,117	1,690,947
General and administrative	2,087,053	2,536,834	1,675,746
Total Costs and Operating Expenses	2,232,158	18,767,213	4,186,648

Other Income (Expenses)
Interest Income	1,357	103,729	59,961
Other Income	34,798	72,816	272,324
Interest expense	(57,345)	(12,191)	(240,115)
Net Gain (loss) on sale and impairment of securities and equipment	186,675	132,153	(1,409,729)
Foreign exchange net gains (losses)	(378,521)	(86,362)	(402,227)
Equity income			341,843
Minority interest in income of subsidiary	-	-

Total Other Income (Expense) Provision for Income Taxes	(213,036) -	210,145 -	(1,377,943)
Loss before Accounting Change	(2,445,194)
Cumulative Effect of Accounting Change	(185,990)
Net Loss	$ (2,631,184)	$ (18,551,994)	$ (5,475,654)
Basic and Diluted Loss Per Common Share	$ (0.02)	$ (0.12)	$ (0.04)
Weighted Average Number of Common Shares Used in Per Share Calculation	168,212,635	154,419,143	134,732,687

Revenues.  Prior to 1998, we had not generated any revenues from oil and gas sales.  As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2001 reflect oil and gas sales of approximately $88,937 , respectively.  As a result of the Company’s sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales in 2003.

Operating Expenses.  Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment.  Oil and gas production expenses were $0 in 2001, and $1,521,471 in 2000.  All of our oil and gas production expenses are from our Big Horn subsidiary.  In 2002 and 2003, we had no oil and gas operating expenses.

General and administrative expenses were $2,087,053 for 2003, compared with $2,536,843 for 2002 and $1,675,746 in 2001.  The decrease of 20% in 2003 from the level of expense in 2002 was due primarily to the reduction of expenses at all locations.  Depreciation, depletion and amortization expenses were $5,105 for 2003, compared to $11,896 for 2002 and $25,511 during 2001.  The decline in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.

Impairment of mineral interests and expenses totaled $0.00 for 2003, $5,999,357 in 2002, and $794,444 in 2001.

Settlement costs for financial statement purposes increased from  $1,690,947 in 2001 to $10,219,117 in 2002 and $140,000 in 2003.  The settlement costs in 2003 resulted from a change in estimate.

Income Taxes.  Historically, we have not been required to pay income taxes, due to our absence of net profits.  For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $156,838,059 at December 31, 2003, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

Net Loss.  We incurred net losses from operations of approximately $2.6 million, $18.5 million, and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.  After preferred dividends, the loss applicable to common shares was approximately $2.8 million, $18.7 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.  These losses were due in part to the absence of revenues, combined with continued expansion of our activities, primarily as a result of acquisition and the growth of our administrative expenses.

Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.  In 2003 we recognized a loss of $378,521 because of currency transactions.  In 2002, the loss was $86,362.  In 2001, we had a loss of $402,227 as a result of currency transactions.  We had a cumulative foreign currency translation adjustment of $1,720,050 as of December 31, 2003.  We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

We had an accumulated deficit of $156,838,059 as of December 31, 2003, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables.  As of December 31, 2003, we had total current assets of approximately $.2 million and total current liabilities of approximately $21.8 million resulting in negative working capital of approximately $21.6 million.  As of December 31, 2003, our balance sheet reflected approximately $800,000 in mineral interests in properties not subject to amortization, net of valuation allowance.  These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance.  If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities.  Our financing activities used net cash of approximately $856,000 and $100,000, during the years ended December 31, 2003 and 2002, respectively, and provided $1.2 million during the year ended December 31, 2003.  This net cash has been used principally to fund net operating losses of approximately $2.6 million, $18.5 million and $5.5 million during those three years.  Our operating activities used $1.2 million of net cash during the year ended December 31, 2003 and $1.5 million in the year ended December 31, 2002, and provided net cash of approximately $0.6 million during the year ended December 31, 2000. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0.5 million, $1.6 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2003, 2002 and 2001, respectively, of which approximately $0.03 million, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

While we had a small amount of cash on hand of as of December 31, 2003, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues.  As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations.  There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms.  If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We conduct business in many foreign currencies.  As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on our costs and on the cash flows that we receive from foreign operations.  We believe that we currently have no other material market risk exposure.  To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts in U.S. dollars, until payments in foreign currency are required, but we do not reduce this risk by hedging.  For further discussion of our policies regarding derivative financial instruments and foreign currency translation, see Note 1 to our Consolidated Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

Item 8.  Financial Statements and Supplementary Data

Due to lack of funding at this point, in particular the in ability to pay our auditors, we are forced to issue our annual statement with only information that is prepared by the EuroGas management.  The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-K will be amended to include audited financial statements.

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

PART III

Item 10.

  Directors and Executive Officers of the Registrant

Certain Information Regarding Executive Officers, Directors and Control Persons

Dr. Gregory Fontana resigned his position as a Director of EuroGas, Inc. in December of 2003.  He stated that other business maters make it impossible to serve as a director at this time.

The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2002, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

Name	Age	Positions with the Company	Term of Office

Wolfgang Rauball	58	Director, Chief Executive Officer	November 2000 - Present
Andreas Danicek	26	Director	December 2003 - Present
Hank Blankenstein	62	Director, Chief Financial officer	May 2002 - Present
Michael Slater	51	President	February 2002 - Present

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

Michael J. Slater.  Mr. Slater was appointed as president of the Company in February of 2002.  Mr. Slater has spent the last 25 years working for Texaco in various technical positions.  His most recent responsibility was as Vice-President, Negotiations, Texaco Exploration.  He worked on and developed exploration projects in Europe, the former Soviet Union (“FSU”), the North Sea and Africa with emphasis on Eastern Europe and the FSU. He held that position from October 1995 until joining the Company.  Mr. Slater holds a BS in Geology from Kings College, London and a PhD in geology from Cambridge University.

Andreas Danicek.  Mr. Danicek was appointed a director in December of  2003.  He spent the last several years working extensively with computer graphics, mainly designing web sites for various organizations including EuroGas, Inc.  He spent the previous four years in various marketing positions including as an account executive having to do with the high technology industry.  He holds a  technical degree from a University in Austria.

Key Employees

Andrew K. Andraczke.  Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture.  Mr. Andraczke also directs computer operations and system support for the venture’s exploration and production activities.  Mr. Andraczke holds B.Sc., M.Sc., and Ph.D. degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor.  He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland’s first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations.  From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects.  During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt.  Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987.

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

Item 11.

  Executive Compensation

The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2003, and other persons serving as executive officers of EuroGas as of December 31, 2003, whose total cash compensation for the 2003 fiscal year exceeded $100,000 (collectively, the “Named Officers”).

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Wolfgang Rauball President, CEO (1)	2003 2002 2001	$300,000 $300,000 $120,000	Nil	Nil		- 50,000

Michael Slater President (2)	2003 2002	$400,000 $400,000	Nil	Nil

Hank Blankenstein Chief Financial Officer (3)	2003 2002	$180,000 $180,000	Nil	Nil

(1)

Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001.  He also serves as Managing Director of EuroGas Austria GmbH.

(2)

Mr. Slater became an officer of the Company in February 2002.

(3)

Mr. Blankenstein became an officer of the Company in May 2002.

Option Grants in Last Fiscal Year

No options were granted to the Named Officers during 2003.

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

Option Exercises and Fiscal Year-End Option Value

The following table sets forth information with respect to the aggregate number and value of unexercised options held by all Named Officers at December 30, 2003.  No options were exercised by the Named Officers during the year ended December 31, 2003.  In accordance with SEC rules, the value of unexercised options is calculated by subtracting the exercise price from $0.73, the closing price of the common stock on the last business day of the year ended December 31, 2003.  The closing sale price of the Company’s stock on April 30, 2004, was $0.115.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 12/30/2003 Exercisable / Unexercisable	Value of Unexercised In-the- Money Options at 12/30/2003 Exercisable/Unexercisable
Andrew Andraczke	350,000	–	350,000	–
Greg Fontana	250,000	–	250,000	–

Compensation Plans

The following table sets forth information as of December 31, 2003 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under those plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,000	$0.73	1,400,000
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	600,000	N/A	1,400,000

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

As of December 31, 2003, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2003, included:

–

Andreas Danicek, who is not an employee of the Company;

–

Hank Blankenstein who has served as an officer and member of the Board since May of 2002.

–

Wolfgang Rauball, who since July 2001 has served as President and CEO and interim CFO of EuroGas, and who also serves as Managing Director of EuroGas Austria GesmbH since 1998 and as Managing Director of GlobeGas B.V. Amsterdam since 1996.

Compensation Committee Report

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that incorporates by reference, in whole or in part, subsequent filings, including, without limitation, this Annual Report on Form 10-K, the Compensation Committee Report and the Performance Graph set forth below shall not be deemed to be incorporated by reference in any such filings.

As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2003 fiscal year.

General.  Management compensation is overseen by the Board of Directors.  In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999.  However, Mr. Fischer, Dr. Gregory P. Fontana and Mr. Heinz have subsequently resigned, and the Compensation Committee has been dissolved.  Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2003.

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

From time to time, we also compensate our executive officers in the form of bonuses.  Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas.  In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement.  For the years ended December 31, 2001, 2002 and 2003, the Board did not pay bonuses to any executive officers.  The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees.  Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants.  The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period.  The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients’ current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas.

Chief Executive Compensation.  Mr. Rauball had a salary of $300,000 as a director and CEO. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2002 and 2003 fiscal years.

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

Respectfully submitted,

Wolfgang Rauball

Andreas Danicek

Performance Graph

The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 1998 (the date the common stock was first quoted in the over-the-counter market) and ending December 31, 2003, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index.  The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

The performance graph assumes that $100 was invested at the market close on December 31, 1998 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]
Total Return Analysis
	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
EuroGas	$ 100.00	$ 89.29	$ 29.46	$ 14.29	$ 12.28	$ 7.00
Dow Jones US Oil Companies Secondary Index (symbol: OIS)	$ 100.00	$ 75.24	$ 77.46	$121.92	$ 92.03	$129.20
NASDAQ Composite	$ 100.00	$ 208.40	$ 386.77	$ 234.81	$ 78.33	$134.00

Item 12.

  Security Ownership of Certain Beneficial Owners and Management

The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of April 30, 2004 by:

–

each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;

–

each of our directors;

–

each of the Named Executive Officers; and

–

all of our executive officers and directors as a group.

Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 30, 2004, plus those shares of our common stock that the stockholder has the right to acquire within 60 days.  Consequently, the denominator for calculating the percentage ownership may be different for each stockholder.  Unless otherwise indicated, the address of these individuals is the same as the Company’s principal executive offices.

The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial Ownership as of April 30, 2004(1)
Name and Address of Beneficial Owner	Common Shares (1)	Exercisable Options & Warrants(2)	Total Ownership	Percent(3)
Wolfgang Rauball (4) CEO, Chairman & Director	19,671,429	21,428,572	41,100,001	26%

Andreas Danicek, Director	Nil	Nil	Nil	0

Andrew Andraczke, Vice President, EuroGas Polska Warsaw str. Lektykarska 18 01-687 Warszawa, Poland	Nil	350,000	350,000	*

Hank Blankenstein, CFO Director 3477 Melody Creek Circle Riverton, Ut, 84065	Nil	Nil	Nil	0

Michael J. Slater 2 Manor Park Tunbridge Wells, Kent U.K. TN4 8XP	Nil	Nil	Nil	0

All officers and directors as a group (5 persons)	19,671,429	21,778,572	41,450,001	26%

* Less than one percent.

_________________________

(1)

Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

(2)

Represents options or warrants exercisable within 60 days of April 30, 2004, held by the individual or entity.

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

Item 14.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

Item 15.

  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

Documents Filed

1.

Financial Statements.  The following Consolidated Financial Statements of the Company  are included immediately following the signature page of this Report.

A.

Consolidated Balance Sheets at December 31, 2003 and 2002

B.

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

C.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002and 2001

D.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

E.

Notes to Consolidated Financial Statements

2.

Exhibits.

Exhibit Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*
3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998 26	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and

Pol-Tex Methane, Sp. zo.o., McKenzie Methane

Rybnik, McKenzie Methane Jastrzebie, GlobeGas,

B.V. (formerly known as McKenzie Methane Poland,

B.V.), and the Unsecured Creditors’ Trust of the

Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*
27
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
28
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
29
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
30
21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

*

Incorporated by reference

(a)

 Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2002, we did not file any reports on Form 8K.

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

DATE:   May 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

Date

_/s/  Wolfgang Rauball

May 15, 2004

Wolfgang Rauball, Director

    /s/  Andreas Danicek

May 15, 2004

Andreas Danicek, Director

   /s/  Hank Blankenstein

                 May 15, 2004

Hank Blankenstein, Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Wolfgang Rauball, Chief Executive Officer of EuroGas, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of EuroGas, Inc. (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

1.

The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2004	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Hank Blankenstein, Chief Financial Officer of EuroGas, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of EuroGas, Inc. (the “Registrant”);

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

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

1.

The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2004	/s/ Hank Blankenstein
Hank Blankenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 99.1

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify that the Annual Report on Form 10-K of EuroGas, Inc. for the year ended December 31, 2003, as filed May 15, 2004 with the Securities and Exchange Commission, to the best of our knowledge fully complies with the requirements of Section 13(a) or 15(d) of The Securities Exchange Act of 1934 (15 U.S.C. 78m) and that the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of EuroGas, Inc.

Date: May 15, 2004	/s/ Wolfgang Rauball
Wolfgang Rauball
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2004	/s/ Hank Blankenstein
Hank Blankenstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

Due to lack of funding at this point, in particular the in ability to pay our auditors, we are forced to issue our annual statement with only information that is prepared by the EuroGas management. The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-K will be amended to include audited financial statements.

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash	$ 15,240	$ 187,922
Investment in securities available for sale	801	1,490,058
Other receivables	138,235	98,176
Other current assets	18,434	16,416
Total Current Assets	172,710	1,792,572
Property and Equipment - full cost method
Talc mineral properties and mining equipment	6,677,685	6,507,736
Oil and gas properties not subject to amortization	825,426	841,427
Furniture and office equipment	340,495	371,188
Total Property and Equipment	7,843,606	7,720,351
Less: Accumulated depletion, depreciation and amortization	(197,343)	(196,259)
Net Property and Equipment	7,646,263	7,524,092
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	-
Receivable from a Related Party	224,557	101,084
Total Assets	$ 10,916,460	$ 9,417,748

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$ 6,835,734	$ 5,150,443
Accrued settlement obligations	13,285,766	13,145,766
Accrued income taxes	931,711	815,053
Notes payable to related parties	756,398	253,365
Total Current Liabilities	21,809,609	19,364,627

Asset Retirement Obligation	347,432	-
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
171,212,635 shares and 168,212,635 shares issued, respectively	171,213	168,213
Additional paid-in capital	144,012,186	143,595,224
Accumulated deficit	(156,838,059)	(153,346,645)
Accumulated other comprehensive income (loss)	1,064,962	(264,363)
Receivable from shareholder		(448,425)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(11,240,581)	(9,946,879)
Total Liabilities and Stockholders' Deficiency	$ 10,916,460	$ 9,417,748

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

EUROGAS, INC. AND SUBSIDIARIES

	Dec. 31, 2003	Dec. 31, 2002
Oil and Gas Sales	-	5,074

Costs and Operating Expenses
Depreciation	5,105	11,896
Impairment of mineral interests and equipment	-	5,999,357
Litigation settlement expense	140,000	10,219,117
General and administrative	2,087,053	2,536,843
Total Costs and Operating Expenses	2,232,158	18,767,213

Other Income (Expenses)
Interest expense	(57,345)	(12,191)
Foreign exchange net gain (loss)	(378,521)	(86,362)
Equipment rental income	34,798	-
Interest income	1,357	103,729
Loss on sale of securities available for sale	-	132,153
Other, primarily gain on sale of assets	186,675	72,816
Net Other Income (Expense)	(213,036)	210,145

Loss Before Accounting Change	(2,445,194)	(18,551,994)

Cumulative Effect of Accounting Change	(185,990)	-

Net Loss	(2,631,184)	(18,551,994)

Preferred Dividends	(135,198)	(135,198)

Loss Applicable to Common Shares	$ (2,766,382)	$ (18,687,192)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$ (0.02)	$ (0.12)

Basic and Diluted Weighted-Average Common
Shares Outstanding	168,212,635	154,419,143

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Dec. 31, 2003	Dec. 31, 2002

Cash Flows From Operating Activities
Net loss	$ (2,445,194)	$ (18,551,994)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5,105	11,896
Gain on sale of property and equipment	(186,675)
Foreign exchange net (gain) loss	378,321	86,362
Loss on sale of notes receivable	-	144,148
Cumulative effect of accounting change	185,990
Accretion of accrued settlement obligation	21,255	-
Compensation on write-down of receivable from related party	448,425	-
Impairment of mineral interests and equipment	-	5,929,910
Gain on sale of securities available for sale	-	(276,301)
Warrants issued for settlement cost	-	3,519,117
Accrued settlement obligation	140,000	6,800,000
Changes in operating assets and liabilities:
Other receivables	(40,059)	499,121
Accrued liabilities	830,892	275,307
Accrued liabilities payable to related parties	(534,562)
Accrued income taxes	29,473	-
Other	(2,018)	-
Net Cash Used in Operating Activities	(1,169,047)	(1,562,434)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	(30,000)	(518,116)
Proceeds from sale of assets	186,675	158,227
Proceeds from sale of investment in fixed-maturity securities	-	1,100,156
Proceeds from sale of securities available for sale	-	661,912
Proceeds from sale of notes receivable	-	208,213
Purchase of securities available for sale	-	(5,230)
Net Cash Provided by (Used in) Investing Activities	156,675	1,605,162

Cash Flows From Financing Activities
Proceeds from issuance of common stock	300,000	33,466
Receivable from related party	(18,766)	(101,084)
Payment on notes payable to related party	575,000
Proceeds from sale of treasury stock	-	50,676
Acquisition of treasury stock	-	(81,596)
Net Cash Provided by (Used in) Financing Activities	856,234	(98,538)

Effect of Exchange Rate Changes on Cash	(30,943)	(14,099)

Net Increase (Decrease) in Cash	(187,081)	(69,909)

Cash at Beginning of Period	187,922	257,831

Cash at End of Period	$ 841	$ 187,922

Supplemental Disclosure of Cash Flow Information - Note 9

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods presented.

Business Condition — EuroGas has accumulated a deficit of $156,838,059 through December 31, 2003. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2002 and 2001 and 2003. At December 31, 2003, the Company had a working capital deficiency of $21,636,889 and a capital deficiency of $10,893,149. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At December 31, 2003, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2002 and December 31, 2003 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $140,187, liabilities of $326,177, and recognized the cumulative effect on prior years of $185,990 as an expense during the twelve months ended December 31, 2003, which had no effect on basic and diluted loss per common share.

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

	December 31, 2003	December 31, 2002
Cost	$ 412,968	$ 412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$ 2,873,731	$ 1,490,058
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$ 801	$ 1,490,058
Investment in securities held as collateral under settlement obligation	2,872,930	-
Estimated Fair Value	$ 2,873,731	$ 1,490,058

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of December 31, 2003.

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

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003.  Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee.  Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed.  Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	December 31, 2003	December 31, 2002
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$ 218,285	$ 218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
Total Notes Payable to Related Parties	256,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $234,557 and $101,084 as of December 31, 2003 and December 31, 2002, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred, which, for the Company, was when the talc mine was opened and as it is mined and when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.  The Company’s asset retirement obligations relate primarily to the obligation to relaim property in connection with the talc mine and the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is normally capitalized by increasing the carrying amount of the related property. However, for assets that have previously been impaired, the related cost is charged to expense.  Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled. The initial capitalized cost, if any, is amortized by the unit-of-production method. At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $140,187. Liabilities increased by $326,177, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $185,990, or $0.00 per share, was recorded in 2003 as an expense. The effect of adopting this accounting principle was an increase to the loss during the twelve months ended December 31, 2003 of $21,255.

NOTE 7 — PREFERRED AND COMMON STOCK

On June 25, 2003 the Company issued 3,000,000 shares of common stock for $300,000 in cash, or $0.10 per share.

On November 5, 2003, EuroGas issued 3,571,429 common shares and 3,571,429 warrants to a third party investor for cash of $250,000.  The proceeds received were allocated to the shares and warrants issued based upon their relative fair values, with $131,719 allocated to the shares and $118,281 allocated to the warrants. The warrants are exercisable anytime before October 31, 2006 at $0.07 per share had have an estimated fair value of $272,601, or $0.08 per share. The fair value of warrants was determined at the issue date using the Black-Scholes option-pricing model with the following assumptions:  risk-free interest rate of 2.46 percent, dividend yield of 0 percent, estimated future volatility of 181 percent, and an expected life of 3 years.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at December 31, 2003:

		Liquidation Preference		Annual Dividend Requirement
Designation	Shares Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$ 0.10	$ 239,197	$ 0.05	$ 119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$ 499,197		$ 135,198

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at December 31, 2003 and December 31, 2002, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2003	December 31, 2002
Foreign currency translation adjustments	$ (1,395,801)	$ (1,341,529)
Unrealized gain on investments in
securities available for sale	2,460,763	1,077,166
Accumulated Other Comprehensive Income (Loss)	$ 1,064,962	$ (264,363)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31, 2003	Dec. 31, 2002
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities
Accrual of preferred dividends	$ 101,121	$ 67,044
Asset retirement obligation incurred in property acquisition	140,187	-
Conversion of fixed-maturity securities to note receivable	-	345,345
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	329,709
Conversion of note payable	-	170,291
Conversion of accrued liability for salaries to officers	-	500,000

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