Form 10-Q
period 2004-03-31
EUROGAS INC
filed 2004-06-23
CIK 783209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [  ]  No [X]

As of May 25, 2004, the registrant had 171,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

       Page

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) as of March 31,

  2004 and December 31, 2003

 3

Condensed Consolidated Statements of Operations (Unaudited) as of March 31,

  2004 and March 31, 2003

 4

Condensed Consolidated Statements of Cash Flows (Unaudited) as of March 31,

  2004 and March 31, 2003

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

 20

Signatures

 26

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(The following statements have only been reviewed by EuroGas, Inc. management)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash	$ 2,342	$ 15,240
Investment in securities available for sale	801	801
Other receivables	135,386	138,235
Other current assets	9,867	18,434
Total Current Assets	148,396	172,710
Property and Equipment - full cost method
Talc mineral properties and mining equipment	6,677,685	6,677,685
Oil and gas properties not subject to amortization	825,426	825,426
Furniture and office equipment	335,867	340,495
Total Property and Equipment	7,838,978	7,843,606
Less: Accumulated depletion, depreciation and amortization	(56,813)	(197,343)
Net Property and Equipment	7,782,165	7,646,263
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$ 11,028,048	$ 10,916,460

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$ 7,478,960	$6,835,734
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	931,711	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	22,452,835	21,809,609

Asset Retirement Obligation	353,746	347,432
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
171,212,635 shares and 168,212,635 shares issued, respectively	171,213	171,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(157,278,077)	(156,838,059)
Accumulated other comprehensive income (loss)	1,064,962	1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(11,680,599)	(11,240,581)
Total Liabilities and Stockholders' Deficiency	$ 11,125,982	$ 10,916,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(UNAUDITED)

(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-04		31-Mar-03
Oil and Gas Sales	-		-

Costs and Operating Expenses
Depreciation	2,245		2,084
Impairment of mineral interests and equipment	-
Litigation settlement expense	140,000
General and administrative	210,654		456,972
Total Costs and Operating Expenses	352,899		459,056

Other Income (Expenses)
Interest expense	(8,345)		(10,365)
Foreign exchange net gain (loss)	(36,873)		(48,492)
Equipment rental income			17,017
Interest income	234		779
Loss on sale of securities available for sale	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	(44,984)		(41,061)

Loss Before Accounting Change	(397,883)		(500,117)

Cumulative Effect of Accounting Change	(13,457)

Net Loss	(411,340)		(500,117)

Preferred Dividends	(34,782)		(33,336)

Loss Applicable to Common Shares	$ (446,122)		$ (533,453)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)		(0)
Net loss	$ (0.00)	#	$ (0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	168,212,635		168,212,635

Other Compehensive Income (Loss)
Net Loss	$ 446,122.00		$ 500,117.00
Unrealized gain on investments in securities
available for sale			$ 335,684.00
Foreign currency translation adjustments			$ (60,244.00)

Comprehensive Income (Loss)	$ (446,122.00)		$ (224,677.00)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-04	31-Mar-03

Cash Flows From Operating Activities
Net loss	$ (446,122)	$ (500,117)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	2,234	2,084
Gain on sale of property and equipment		(5,986)
Foreign exchange net (gain) loss	51,476	48,492
Loss on sale of notes receivable	-
Cumulative effect of accounting change
Impairment of mineral interests and equipment	-
Gain on sale of securities available for sale	-
Warrants issued for settlement cost	-
Accrued settlement obligation	37,555
Changes in operating assets and liabilities:
Other receivables
Accrued liabilities	282,600	291,684
Accrued liabilities payable to related parties	(132,476)
Net Cash Used in Operating Activities	(204,733)	(163,843)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment		(17,429)
Proceeds from sale of assets		5,986
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Proceeds from sale of notes receivable	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-	(11,443)

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Receivable from related party	212,569	63,908
Payment on notes payable to related party
Proceeds from sale of treasury stock	-
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities	212,569	63,908

Effect of Exchange Rate Changes on Cash	(7,890)	(2,200)

Net Increase (Decrease) in Cash	(54)	(113,578)

Cash at Beginning of Period	841	187,922

Cash at End of Period	$ 787	$ 74,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company").  These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2003.  In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.  The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

Business Condition — EuroGas has accumulated a deficit of $157,278,077 through March 31, 2004. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2003 and 2002. At March 31, 2004, the Company had a working capital deficiency of $22,304,439 and a capital deficiency of $11,125,982. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At March 31, 2004, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

 Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2003 and March 31, 2004 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $140,187, liabilities of $326,177, and recognized the cumulative effect on prior years of $185,990 as an expense during the three months ended March 31, 2004, which had no effect on basic and diluted loss per common share.

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

	March 31, 2004	December 31, 2003
Cost	$ 412,968	$ 412,968
Gross unrealized gains	2,460,763	2,460,763

Estimated Fair Value	$ 2,873,731	$ 2,873,731
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$ 801	$ 801
Investment in securities held as collateral under settlement obligation	2,872,930	2,872,930
Estimated Fair Value	$ 2,873,731	$ 2,873,731

During the three months ended March 31, 2004, the Company made no sales or purchases of investment securities.

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of March 31, 2004.

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003.   Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed.  Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.  Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing.  Continued discussion are on going to revive the settlement agreement.  A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement.  In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy.  EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004.  EuroGas feels confident that by the use of the third party investor supplying the amount requested for a settlement that the petition filed by the Trustee will be recalled.  Because Eurogas was unable to finance the settlement agreement  the Bankruptcy court in Houston Texas has added a monetary amount to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	March 31, 2004	December 31, 2002
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$ 218,285	$ 218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
Total Notes Payable to Related Parties	256,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $237,557 and $398,574 as of March 31, 2004 and December 31, 2003, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 — PREFERRED AND COMMON STOCK

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at March 31, 2004:

		Liquidation Preference		Annual Dividend Requirement
Designation	Shares Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$ 0.10	$ 239,197	$ 0.05	$ 119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$ 499,197		$ 135,198

Aggregate accrued dividends on preferred stock were $819,358 and $684,160 at September 30, 2003 and December 31, 2003, respectively.

 NOTE 7 — CONTINGENCIES AND COMMITMENTS

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

A third party investor provided initial  funds to purchase an option to purchase up to 49% of Rozmin s.r.o. from Eurogas, Inc. Exercising of this option to purchase Rozmin s.r.o. stock, however, cannot be finalized until EuroGas, Inc. has finalized  the Share Purchase Agreement dated March 27, 2001 between EuroGas, Inc. and Belmont Resources Ltd..  Todate EuroGas, Inc. owes approximately $1,200,00 as well as $250,00 in advance royalties in order to complet the purchase of 57% of Rozmin s.r.o..

Litigation – The principal portion of the Company’s active litigation involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability – EuroGas’ subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at March 31, 2004. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas’ financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

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

NOTE 8 – SUBSEQUENT EVENTS

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

During May of 2004, the Bankruptcy Trustee for the McKenzie matter has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy.  EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004.  EuroGas feels confident that by the use of the third party investor supplying the amount requested for a settlement that the petition filed by the Trustee will be recalled.

In early June, because Eurogas was unable to finance the settlement agreement, the Bankruptcy court in Houston Texas has added a monetary amount to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month periods ended March 31, 2004 and 2003, respectively.

	31-Mar-04		31-Mar-03
Oil and Gas Sales	-		-

Costs and Operating Expenses
Depreciation	2,245		2,084
Impairment of mineral interests and equipment	-
Litigation settlement expense	140,000
General and administrative	210,654		456,972
Total Costs and Operating Expenses	352,899		459,056

Other Income (Expenses)
Interest expense	(8,345)		(10,365)
Foreign exchange net gain (loss)	(36,873)		(48,492)
Equipment rental income			17,017
Interest income	234		779
Loss on sale of securities available for sale	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	(44,984)		(41,061)

Loss Before Accounting Change	(397,883)		(500,117)

Cumulative Effect of Accounting Change	(13,457)

Net Loss	(411,340)		(500,117)

Preferred Dividends	(34,782)		(33,336)

Loss Applicable to Common Shares	$ (446,122)		$ (533,453)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)		(0)
Net loss	$ (0.00)	#	$ (0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	168,212,635		168,212,635

Other Compehensive Income (Loss)
Net Loss	$ 446,122.00		$ 500,117.00
Unrealized gain on investments in securities
available for sale			$ 335,684.00
Foreign currency translation adjustments			$ (60,244.00)

Comprehensive Income (Loss)	$ (446,122.00)		$ (224,677.00)

Three months ended March 31, 2004, compared with three months ended March 31, 2003

Revenues.   The Company had no oil and gas sales for the three months ended March 31, 2004 and for the three months ended March 31, 2003.

Operating Expenses.  Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $210,654 for the three months ended March 31, 2004, compared to $456,972 for the three months ended March 31, 2003. The decrease in administrative expenses is the result of reduced expenditures relating to administrative items. Depreciation expense was $2,245 for the three months ended March 31, 2004, compared to $2,084 for the three months ended March 31, 2003.

Other Income and Expense.  Interest expense was $8,345 for the three months ended March 31, 2004, compared to $10,365 during the three months ended March 31, 2003.

Income Taxes.  Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of March 31, 2004, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Net Loss.  The Company incurred a net loss of $446,122 for the three months ended March 31, 2004, compared to a net loss of $500,117 for the three months ended March 31, 2003. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period.  The Company recognized a loss of $36,873 in the three months ended March 31, 2004, compared to a loss of $48,492 in the three months ended March 31, 2003, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

The Company had an accumulated deficit of $157,278,077 at March 31, 2004, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2004, the Company had total current assets of $148,396 and total current liabilities of $22,452,835 resulting in a working capital deficiency of $22,304,439.  As of March 31, 2004, the Company's balance sheet reflected $825,426 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.   As a result, the Company used net cash of $204,733 during the three months ended March 31, 2004.

While the Company had a small amount of cash of $787 at March 31, 2004, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties.  The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003.  Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed.  Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee.  A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement.  In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy.  EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004.  EuroGas feels confident that by the use of the third party investor supplying the amount requested for a settlement that the petition filed by the Trustee will be recalled.  Because Eurogas was unable to finance the settlement agreement  the Bankruptcy court in Houston Texas has added a monetary amount to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter.

Item 5. Other information

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