Form 10-Q
period 2004-09-30
EUROGAS INC
filed 2004-12-17
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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
Yes ☐  No ☒

As of December 15, 2004, the registrant had 171,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	Sept. 30, 2004	December 31, 2003

ASSETS

Current Assets
Cash	$328	$15,240
Investment in securities available for sale	801	801
Other receivables	131,589	138,235
Other current assets	7,234	18,434
Total Current Assets	139,952	172,710
Property and Equipment - full cost method
Talc mineral properties and mining equipment	6,677,685	6,677,685
Oil and gas properties not subject to amortization	825,426	825,426
Furniture and office equipment	335,867	340,495
Total Property and Equipment	7,838,978	7,843,606
Less: Accumulated depletion, depreciation and amortization	(41,974)	(197,343)
Net Property and Equipment	7,797,031	7,646,263
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$11,034,470	$10,916,460

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$8,762,187	$6,835,734
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	931,711	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	23,736,062	21,809,609

Asset Retirement Obligation	356,822	347,432
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
171,212,635 shares and 168,212,635 shares issued, respectively	171,213	171,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(159,540,467)	(156,838,059)
Accumulated other comprehensive income (loss)	1,064,962	1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(13,942,989)	(11,240,581)
Total Liabilities and Stockholders' Deficiency	$11,034,470	$10,916,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	1,456	206	5,951	3,475
Impairment of mineral interests and equipment	-	-	-	-
Litigation settlement expense	-	-	-	140,000
General and administrative	132,457	384,619	558,586	1,820,691

Total Costs and Operating Expenses	133,913	384,825	564,537	1,964,166

Other Income (Expenses)
Interest expense	(7,653)	(24,993)	(24,232)	(57,345)
Foreign exchange net gain (loss)	(21,835)	(27,504)	(92,494)	(75,161)
Equipment rental income				34,798
Interest income	82	381	491	1,171
Gain on sale of securities available for sale	-	-	-	-
Other, primarily gain on sale of assets	-	139,374	-	186,675

Net Other Expenses	(29,406)	(142,266)	(116,235)	(90,138)

Loss Before Accounting Change	(163,319)	(242,559)	(680,772)	(1,874,028)

Cumulative Effect of Accounting Change	(12,834)	-	(26,291)	(185,990)

Net Loss	(176,153)	(242,559)	(707,063)	(2,060,018)

Preferred Dividends	(36,228)	(34,077)	(71,010)	(101,121)

Loss Applicable to Common Shares	$(212,381)	$(276,636)	$(778,073)	$(2,161,018)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$-	$-	$(0.01)	$(0.01)
Net Loss	$-	$-	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	171,207,607	171,207,607	171,207,607	169,273,541

Comprehensive Income (Loss)
Net loss	$(176.153)	$(242,559)	$(707,063)	$(2,060,018)
Foreign currency translation adjustments	(8,756)	(14,334)	(37,157)	(54,272)

Unrealized gain on investment in securities
available for sale		(341,484)		1,383,597

Comprehensive Income (Loss)	$(184,909)	$(489,651)	$(744,320)	$(730,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Nine Months Ended
	Sept. 30,

	2004	2003
Cash Flows From Operating Activities

Net loss	$(707,063)	$(2,060,018)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5,951	8,828
Gain on sale of property and equipment		(186,675)
Foreign exchange net (gain) loss	92,494	75,161
Cumulative effect of accounting change	26,291	185,990
Accretion of accrued settlement obligation		21,255
Compensation on write-down of receivable from related party		448,425
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Accrued settlement obligations	-	140,000
Changes in operating assets and liabilities:
Other receivables	-	(40,059)
Accrued liabilities	783,958	830,892
Accrued liabilities payable to related parties	-	-
Net Cash Used in Operating Activities	(272,810)	(548,746)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	(30,000)
Proceeds from sale of interest in gas property and equipment	-	186,675
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	156,675

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	300,000
Receivable from related party	289,657	(18,766)
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	289,657	281,234

Effect of Exchange Rate Changes on Cash	(15,767)	(30,943)

Net Increase (Decrease) in Cash	1,320	(141,780)

Cash at Beginning of Period	1,598	187,922

Cash at End of Period	$328	$46,142

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

Business Condition - EuroGas has accumulated a deficit of $159,540,467 through Sept. 30, 2004. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2003 and 2002. At Sept. 30, 2004, the Company had a working capital deficiency of $23,596,110 and a capital deficiency of $23,596,110. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At Sept. 30, 2004, the Company had options outstanding that had been- previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2003 and Sept. 30, 2004 financial statements to conform to the current period presentation.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $140,187, liabilities of $326,177, and recognized the cumulative effect on prior years of $185,990 as an expense during the nine months ended Sept. 30, 2004, which had no effect on basic and diluted loss per common share.

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

NOTE
2

	Sept. 30, 2004	December 31, 2003
Cost	$484,217	$412,892
Gross unrealized gains	2,693,521	1,077,166

Estimated Fair Value	$3,177,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$960	$1,490,058
Investment in securities held as collateral
under settlement obligation	3,176,778	-
Estimated Fair Value	$3,177,738	$1,490,058

During the nine months ended Sept. 30, 2004, the Company made no sales or purchases of investment securities.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement - During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares where the average market prices and extraordinary large trading volumes on the Bulletin Board as well as the German stock exchanges would have resulted in substantial proceeds to Oxbridge of potentially up to $ 60.000.000 in 1997. Oxbridge therefore has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of Sept. 30, 2004.

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

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties, including Wolfgang and Reinhard Rauball and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2000, this motion was granted by the bankruptcy court. The Company was vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants).

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

On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the "Second Motion"). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered an Order Granting Trustee's Motion for Leave to Amend.

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

Settlement of McKenzie Claims - On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 was paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is still ongoing. Continued discussions are ongoing to revive the settlement agreement. An independent third party investor’s group has indicated that it is prepared to place the required settlement amount in a trust fund in order to obtain a final settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee in the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into Receivership at this point. There are, however, still ongoing negotiations with the independent third party to purchase the judgment against EuroGas from the McKenzie Bankruptcy Trustee who has forced EuroGas into involuntary Bankruptcy. The independent third party has indicated that if successful in purchasing the judgement it would consider making an application to the US Bankruptcy Court in Salt Lake City, Utah requesting the Bankruptcy Court to convert the present involuntary Chapter 7 Bankruptcy to a voluntary Chapter 11 Bankruptcy reorganization and subject to the approval of the Bankruptcy court could provide further funds for a reorganization plan.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

NOTE
4

	Sept. 30, 2004	December 31, 2003
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
Associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,234	35,080
Total Notes Payable to Related Parties	256,519	253,365

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at Sept. 30, 2004:

		Liquidation Preference		Annual Dividend Requirement
	Shares
Designation	Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

Aggregate accrued dividends on preferred stock were $819,358 and $684,160 at June 30, 2004 and December 31, 2003, respectively.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

Purchase of Rozmin – EuroGas acquired a direct 43% interest in Rozmin s.r.o. through a series of transactions from 1998 through April 2002. Rozmin s.r.o. holds a talc deposit in Eastern Slovakia. On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont a non-refundable cash payment of $100.000 as well as certain advance royalties, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During 2002 EuroGas issued 3,830,000 common shares to Belmont under the stock price guarantee. EuroGas was informed by Belmont during the quarter that it was in default of the agreement between Belmont and EuroGas regarding the sale of the 57% interest in Rozmin s.r.o..

In June of 2004 the company negotiated with a third party a working capital loan in order to keep the Rozmin mining concession in good standing. Since then the third party has provided over $200,000 in the form of loans to Rozmin. As collateral the third party was given a 10% interest in Rozmin s.r.o. to be reverted to the Company upon repayment of the loans.

Another third party investor in early 2004 had provided initial funds to the Company in order to acquire an option to purchase up to 49% of Rozmin s.r.o. from Eurogas, Inc. by mid June 2005. Exercising of this option to purchase Rozmin s.r.o. stock, however, cannot be finalized until EuroGas, Inc. has finalized the Share Purchase Agreement dated March 27, 2001 between EuroGas, Inc. and Belmont Resources Ltd. which at this time has been put into default. To date EuroGas, Inc. owes approximately $1,200,00 as well as $350,000 in advance royalties in order to complete the purchase of 57% of Rozmin s.r.o. at which time Belmont would transfer the 57% interest in Rozmin s.r.o. currently still in the name of Belmont, to EuroGas, Inc..

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In early June, because Eurogas was unable to finance the settlement agreement, the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into Receivership at this point. An independent third party has expressed interest to purchase the judgment against EuroGas from the McKenzie Bankruptcy Trustee, who forced EuroGas into involuntary Bankruptcy. The independent third party has also indicated that if successful in purchasing the judgment currently held by the McKenzie Trustee it would consider making an application to the US Bankruptcy Court in Salt Lake City, Utah to convert the present involuntary Chapter 7 Bankruptcy to a voluntary Chapter 11 reorganization and subject to approval of the Bankruptcy Court could provide further funds for a reorganization plan.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and nine-month periods ended Sept. 30, 2004 and 2003, respectively.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	1,456	206	5,951	3,475
Impairment of mineral interests and
equipment	-	-	-	-
Litigation settlement expense	-	-	-	140,000
General and administrative	132,457	384,619	558,586	1,820,691

Total Costs and Operating Expenses	133,913	384,825	564,537	1,964,166

Other Income (Expenses)
Interest expense	(7,653)	(24,993)	(24,232)	(57,345)
Foreign exchange net gain (loss)	(21,835)	(27,504)	(92,494)	(75,161)
Equipment rental income				34,798
Interest income	82	381	491	1,171
Gain on sale of securities available for sale	-	-	-	-

Other , primarily gain on sale of assets	-	139,374	-	186,675
Net Other Expenses	(29,406)	(142,266)	(116,235)	(90,138)
Loss Before Accounting Change	(163,319)	(242,559)	(680,772)	(1,874,028)
Cumulative Effect of Accounting Change	(12,834)	-	(26,291)	(185,990)
Net Loss	(176,153)	(242,559)	(707,063)	(2,060,018)
Preferred Dividends	(36,228)	(34,077)	(71,010)	(101,121)
Loss Applicable to Common Shares	$(212,381)	$(276,636)	$(778,073)	$(2,161,139)
Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$-	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	171,207,607	171,207,607	171,207,607	169,273,541
Comprehensive Income (Loss)
Net loss	$(176,153)	$(242,559)	$(707,063)	$(2,161,139)
Foreign currency translation adjustments	(8,756)	(14,334)	(37,157)	(54,272)
Unrealized gain on investment in securities
available for sale		(232,758)		1,383,597
Comprehensive Income (Loss)	$(184,909)	$(489,651)	$(744,320)	$(730,693)

Three months ended Sept. 30, 2004, compared with three months ended Sept. 30, 2003

     Revenues. The Company had no oil and gas sales for the three months ended Sept. 30, 2004 and for the three months ended Sept. 30, 2003.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $132,457 for the three months ended Sept. 30, 2004, compared to $384,619 for the three months ended Sept. 30, 2003. The decrease in administrative expenses is the result of reduced expenditures relating to administrative items. Depreciation expense was $1,456 for the three months ended Sept. 30, 2004, compared to $206 for the three months ended Sept. 30, 2003.

     Other Income and Expense. Interest expense was $7,653 for the three months ended Sept. 30, 2004, compared to $24,993 during the three months ended Sept. 30, 2003.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $178,000,000 as of Sept. 30, 2004, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Loss. The Company incurred a net loss of $176,153 for the three months ended Sept. 30, 2004, compared to a net loss of $242,559 for the three months ended Sept. 30, 2003. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $33,786 in the three months ended Sept. 30, 2004, compared to a loss of $54,173 in the three months ended Sept. 30, 2003, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended Sept. 30, 2004, compared with Nine months ended Sept. 30, 2003

     Revenues. The Company had no oil and gas sales for the nine months ended Sept. 30, 2004 and for the nine months ended Sept. 30, 2003.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $558,586 for the nine months ended Sept. 30, 2004, compared to $1,820,691 for the nine months ended Sept. 30, 2003. The decrease in administrative expenses is the result of reduced expenditures relating to administrative items. Depreciation expense was $5,951 for the nine months ended Sept. 30, 2004, compared to $3,475 for the nine months ended Sept. 30, 2003.

     Other Income and Expense. Interest expense was $24,993 for the nine months ended Sept. 30, 2004, compared to $57,345 during the nine months ended Sept. 30, 2003.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $160,000,000 as of Sept. 30, 2004, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

     The Company had an accumulated deficit of $159,540,467 at Sept. 30, 2004, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At Sept. 30, 2004, the Company had total current assets of $139,952 and total current liabilities of $23,736,062 resulting in a working capital deficiency of $23,596,110. As of Sept. 30, 2004, the Company's balance sheet reflected $825,426 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $272,810 during the nine months ended Sept. 30, 2004.

     While the Company had a small amount of cash of $278 at Sept. 30, 2004, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement

EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. An independent third party investor’s group has indicated that it is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the independent third party to purchase the judgment against EuroGas from the mcKenzie Bankruptcy Trustee, who forced EuroGas into involuntary Bankruptcy. The investor’s group has indicated that if successful in purchasing the judgment held by the McKenzie Trustee it would consider making an application to the US Bankruptcy Court in Salt Lake City, Utah to convert the present involuntary Chapter 7 Bankruptcy to a voluntary Chapter 11 reorganization and subject to approval by the Bankruptcy Court could provide further funds for a reorganization plan.

Item 5. Other information

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this report.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and	Report on Form 8-K dated
	Energy Global, A.G.	August 3, 1994,
Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc.,	Report on Form 8-K dated July
	and Danube International Petroleum Company, Inc., dated	12, 1996,
	July 3, 1996, as amended	Exhibit No. 5*

2.3	English translation of Transfer Agreement between	Report on Form 8-K dated June
	EuroGas and OMV, Inc. for the Acquisition of OMV	11, 1997
	(Yakutien) Exploration GmbH dated June 11, 1997	Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and	Report on Form S-1 dated July,
	Beaver River Resources, Ltd., dated April 1, 1988	23, 1998
Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form
S-18, File No. 33-1381-D
Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K
for the fiscal year ended
September 30, 1990, Exhibit
No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995	Quarterly Report on Form 10-
	Series Preferred Stock	QSB dated March 31, 1995,
Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996	Report on Form 8-K dated July
	Series Preferred Stock	12, 1996,

Exhibit
Number	Title of Document	Location

Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997	Report on Form 8-K dated May
	Series A Convertible Preferred Stock	30, 1997
Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998	Report on Form S-1 Dated July
	Series B Convertible Preferred Stock	23, 1998
Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated
August 3, 1994,
Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999	Registration Statement on Form
	Series C 6% Convertible Preferred Stock	S-1, File No 333-92009, filed
on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and	Report on Form S-1 dated July
	Thomson Kernaghan & Co., Ltd., dated May 29, 1998	23, 1998
Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube	Report on Form 8-K dated July
	Shareholder	12, 1996,
Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc.,	Report on Form S-1 dated July
	and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	23, 1998
Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with	Report on Form 8-K dated July
	Danube Shareholder	12, 1996
Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas,	Report on Form S-1 dated July
	Inc., and Finance Credit & Development Corporation, Ltd.,	23, 1998
	dated June 30, 1997	Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice	Annual Report on Form 10-
	Pauahi Bishop	KSB for the fiscal year ended
December 31, 1995, Exhibit
No. 10*

4.7	Registration Rights Agreement by and among EuroGas,	Annual Report on Form 10-
	Inc., and Kukui, Inc., and the Trustees of the Estate of	KSB for the fiscal year ended
	Bernice Pauahi Bishop	December 31, 1995, Exhibit
No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to	Annual Report on Form 10-
	2,000,000 shares of restricted common stock	KSB for the fiscal year ended

Exhibit
Number	Title of Document	Location

December 31, 1996, Exhibit
No. 13*

4.9	Form of Convertible Debenture issued on January 12,	Quarterly report on Form 10-Q
	2000	dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between	Quarterly Report on Form 10-
	The Minister of Environmental Protection, Natural	Q dated September 30, 1997
	Resources and Forestry of the Republic of Poland and Pol-	Exhibit No. 1*
Tex Methane, dated October 3, 1997

10.2	Agreement between Polish Oil and Gas Mining Joint Stock	Quarterly Report on Form 10-
	Company and EuroGas, Inc., dated October 23, 1997	Q dated September 30, 1997
Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-
KSB for the fiscal year ended
December 31, 1995, Exhibit
No. 14*

10.4	Settlement Agreement by and among Kukui, Inc., and Pol-	Annual Report on Form 10-
	Tex Methane, Sp. zo.o., McKenzie Methane Rybnik,	KSB for the fiscal year ended
	McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly	December 31, 1995, Exhibit
	known as McKenzie Methane Poland, B.V.), and the	No. 15*
Unsecured Creditors' Trust of the Bankruptcy Estate of
McKenzie Methane Corporation

10.5	Acquisition Agreement between EuroGas, Inc., and	Report on Form S-1 dated July
	Belmont Resources, Inc., dated July 22, 1998	23, 1998
Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie	Report on Form 8-K dated
	Methane Poland, B.V.	August 3, 1994,
Exhibit No. 2*

10.7	Concession Agreement between Ministry of	Annual Report on Form 10-
	Environmental Protection, Natural Resources, and Forestry	KSB for the fiscal year ended
	and Pol-Tex Methane Ltd.	December 31, 1995, Exhibit
No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and	Annual Report on Form 10-
	Danube International Petroleum Company	KSB for the fiscal year ended
December 31, 1995, Exhibit
No. 19*

10.9	Agreement between Moravske' Naftove' Doly a.s. and	Annual Report on Form 10-
	Danube International Petroleum Company	KSB for the fiscal year ended
December 31, 1995, Exhibit
No. 20*

Exhibit
Number	Title of Document	Location

10.10	Form of Convertible Debenture	Report on Form 8-K dated
August 3, 1994,
Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list	Annual Report on Form 10-
	of shareholders	KSB for the fiscal year ended
December 31, 1995, Exhibit
No. 23*

10.12	Amendment #1 to the Association Agreement Entered on	Annual Report on Form 10-
	13th July 1995, between NAFTA a.s. Gbely and Danube	KSB for the Fiscal year ended
	International Petroleum Company	December 31, 1996, Exhibit
No. 25*

10.13	Acquisition Agreement by and among Belmont Resources,	Form 10-Q Dated September
	Inc., EuroGas Incorporated, dated October 9, 1998	30, 1998
Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas	Annual Report on Form 10-
	Company and Pol-Tex Methane, dated April 28, 1997	KSB for the Fiscal year ended
December 31, 1996, Exhibit
No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp.	Report on Form 8-K Dated
	zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	March 24, 1997
Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT	Report on Form 8-K/A Dated
	Joint Venture dated June 7, 1991, as amended April 4,	June 11, 1997
	1993	Exhibit No. 3*

10.17	English translation of Proposed Exploration and	Report on Form 8-K/A Dated
	Production Sharing Contract for Hydrocarbons between	June 11, 1997
	the Republic of Sakha (Yakutia) and the Russian	Exhibit No. 4*
Federation and the TAKT Joint Venture

10.18	English translation of Agreement on Joint Investment and	Registration Statement on Form
	Production Activities between EuroGas, Inc., and	S-1 dated July 23, 1998 Exhibit
	Zahidukrgeologia, dated May 14, 1998	No. 10.21*

10.19	English translation of Statutory Agreement of Association	Registration Statement on Form
	of Limited Liability Company with Foreign Investments	S-1 dated July 23, 1998 Exhibit
	between EuroGas, Inc., and Makyivs'ke Girs'ke	No. 10.22*
Tovarystvo, dated June 17, 1998

10.20	Partnership Agreement between EuroGas, Inc., and RWE-	Amendment No. 1 to
	DEA Aktiengesellschaft for Mineraloel and Chemie AG,	Registration Statement on Form
	date July 22, 1998	S-1 dated August 3, 1998
Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of	Quarterly Report on Form 10-Q
	Environmental Protection, Natural Resources and Forestry	dated September 30, 1997
	of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.22	Agreement between Polish Oil and Gas Mining Joint Stock	Quarterly Report on Form 10-Q
	Company and EuroGas, Inc., dated October 23, 1997	dated September 30, 1997
Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary	Quarterly Report on Form 10-Q
	by and between EuroGas, Inc., B. Grohe, and T. Koerfer,	dated September 30, 1997
	dated November 11, 1997	Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and	Quarterly Report on Form 10-Q
	Beaver River Resources, Ltd., dated October 31, 1997	dated September 30, 1997
Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between	Registration Statement on Form
	Potomac Corporation and the Company; Letter of	S-1, File No. 333-92009, filed
	Amendment dated September 30, 1999.	on December 2, 1999*

10.26	Sublease dated November 2, 1999, between Scotdean	Registration Statement on Form
	Limited and the Company	S-1, File No. 333-92009, filed
onDecember 2, 1999*

10.27	Securities Purchase Agreement dated November 4, 1999,	Registration Statement on Form
	between the Company and Arkledun Drive LLC	S-1, File No. 333-92009, filed
on December 2, 1999*

10.28	Registration Rights Agreement dated November 4, 1999,	Registration Statement on Form
	between the Company and Arkledun Drive LLC	S-1, File No. 333-92009, filed
on December 2, 1999*

10.29	Supplemental Agreement dated November 4, 1999,	Registration Statement on Form
	between the Company and Arkledun Drive LLC	S-1, File No. 333-92009, filed
on December 2, 1999*

10.30	Executive Employment Agreement dated April 20, 1999	Registration Statement on Form
	between the Company and Karl Arleth	S-1, File No. 333-92009, filed
on December 2, 1999*

10.31	Settlement Agreement dated June 16, 2000, between the	Form 10-K for year ended
	Company and FCOC	December 31, 2000*

10.32	Securities Purchase Agreement dated October 2, 2000,	Form 10-K for year
	between the Company and Arkledun Drive LLC	ended December 31, 2000*

10.33	Registration Rights Agreement dated October 2, 2000,	Form 10-K for year
	between the Company and Arkledun Drive LLC	ended December 31, 2000*

10.34	Settlement Agreement dated November 14, 2000, between	Form 10-K for year
	the Company and Arkledun Drive LLC	ended December 31, 2000*

10.35	Consulting Agreement dated September 18, 2000, between	Form 10-K for year

Exhibit
Number	Title of Document	Location

	the Company and Spinneret Financial Systems, Ltd.	ended December 31, 2000*

10.36	Securities Purchase Agreement dated March 27, 2001	Form 10-K for year
	between the Company and Belmont Resources Inc.	ended December 31, 2000*

10.37	Agreement dated April 9, 2001 between the Company and	Form 10-K for year
	Belmont Resources Inc.	ended December 31, 2000*

10.38	Warrant Agreement dated September 8, 2000 with	Form 10-K for year
	Oxbridge Limited	ended December 31, 2000*

10.39	Warrant Agreement dated September 8, 2000 with	Form 10-K for year
	Rockwell International Ltd.	ended December 31, 2000*

10.40	Warrant Agreement dated September 8, 2000 with	Form 10-K for year
	Conquest Financial Corporation	ended December 31, 2000*

10.41	Termination and Transfer Agreement dated June 23, 2000	Form 10-K for year
	between the Company and Belmont Resources, Inc.	ended December 31, 2000*

10.42	Loan Agreement dated March 3, 1999 between the	Form 10-K for year
	Company and Pan Asia Mining Corp.	ended December 31, 2000*

10.43	Agreement dated July 14, 2000 between the Company and	Form 10-K for year
	Oxbridge Limited	ended December 31, 2000*

10.44	Amended Agreement dated July 25, 2000 between the	Form 10-K for year
	Company, Pan Asia Mining Corp., and Oxbridge Limited	ended December 31, 2000*

10.45	Settlement Agreement dated November 20, 2000 between	Form 10-K for year
	the Company and Beaver River Resources, Ltd.	ended December 31, 2000*

21.1	Subsidiaries	Annual Report on Form 10-
KSB for the Fiscal year ended
December 31, 1995, Exhibit
No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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
Hank Blankenstein Principal Accounting and Chief Financial Officer