Form 10-K
period 2004-12-31
EUROGAS INC
filed 2005-06-07
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other jurisdiction	(Commission File	(IRS Employer
of incorporation or	No.)	Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the last sale price of the common stock as of the last business day of the registrant’s most recently completed third quarter was approximately $2,600,000, or $0.02 per share.

As of April 30, 2005, the registrant had 191,212,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Annual Report on Form 10-K for the year ended December 31, 2004 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

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

               When used herein, “we”, the “Company” and “EuroGas” includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas GmbH Austria, EuroGas Polska Sp. zo.o., and Energy Global A.G., and the subsidiaries of each of these subsidiaries, including GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o.

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

               In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that the concession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company will be forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

               Envigeo-Carpathian Flysch Concession. In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company that owns a 2,300 square kilometer appraisal and survey concession, known as the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region.

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

Activities in Poland

               EuroGas Polska has several oil and gas concessions and projects in Poland, including:

•	a 112 sq. kilometer coal bed methane concession located in the Upper Silesian Coal Basin,

•	a project with Polish Oil and Gas to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland,

•	exclusive rights to explore for and develop hydrocarbons in an area of over 1,100,000 acres in Southeastern Poland, and

•	a concession to explore and develop oil and gas on over 1,000,000 acres in the Carpathian oil fairway.

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

               Carpathian Flysch and Tectonic ForeDeep Oil & Gas Fields. On October 23, 1997, EuroGas Polska completed an agreement with Polish Oil to undertake appraisal and development activities for a large area located in the Carpathian Flysch and Tectonic ForeDeep areas of Poland. The agreement contemplates total expenditures by EuroGas of $15 million. To date, EuroGas Polska and Polish Oil have conducted and interpreted a $1.5 million, wide-line seismic work and geological exploration program in the Rymanow-Lesko area of the Carpathian Mountains in southeastern Poland. Polish Oil has produced a report based on this program, which suggests the potential for substantial oil and gas reserves in the Rymanow-Lesko area. If subsequent drilling of the prospects indicate that oil or gas can economically be recovered from this concession, of which there is no assurance, further testing, regulatory approvals and construction will be required before commercial production can commence, which would take at least two years, and cost at least $2,000,000. We do not currently have the funds necessary to complete a feasibility study, drill test wells, or develop this concession in order to keep the concession in good standing and will need to bring in a joint venture partner in order not to lose the concession through cancellation.

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

               Our work on the Carpathian Project is at an early exploratory stage. If subsequent exploration and testing indicates that oil or gas can economically be recovered from this concession, of which there is no assurance, an estimated two years of further testing, obtaining regulatory approvals and construction will be required before commercial production could commence, at an estimated minimum cost of $2,000,000. We are currently negotiating the possibility of forming partnerships with several interested parties to secure the funding necessary to keep the concession in good standing.

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

               According to the current operator of the Beaver River project, Questerre Energy ("Questerre"), the A5 reentry well was reaching gas production levels as high as 17 million cubic feet per day in March of 2001. The well was in production from March through April 2001, when it was shut in. Due to drilling of a new well and lower pressure in the field pipeline, enhancement of the field pipeline pressure through installation of additional compressor pumping and gas lift systems was necessary.

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

Disclosure of Oil and Gas Operations

               Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2004 or December 31, 2003.

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

Employees

               As of December 31, 2004, we had four administrative employees. In addition, we use the services of consultants to the Company, who also serve as officers of the Company and its subsidiaries. These consultants include Wolfgang Rauball, Hank Blankenstein, Michael J. Slater, and Mr. Andrew Andraczke. Messrs. Rauball, Slater and Andraczke work out of Europe, and Mr. Blankenstein works mainly out of Canada and partly in the United States. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

               We have incurred significant losses since inception, which have resulted in an accumulated deficit of $177,583,900 at December 31, 2004. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

               We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2004, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $825,426. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionally reduce the recorded value of the respective asset on our balance sheet.

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

               The prices of oil, natural gas, methane gas and other fuels have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to numerous factors, including the following:

•	changes in the supply and demand for such fuels;

•	political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

•	the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

•	weather conditions;

•	the competitive position of each such fuel as a source of energy as compared to other energy sources;

•	the refining capacity of crude purchasers;

•	the effect of governmental regulation on the production, transportation, and sale of oil, natural gas, and other fuels.

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

               Our operations involve numerous hazards, and we maintain no insurance against such risks.

               Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

•	fire,

•	explosions,

•	blowouts,

•	pipe failures,

•	casing collapses,

•	unusual or unexpected formations and pressures, and

•	environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

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

               Most of the approximately 191,212,635 shares of common stock issued and outstanding as of April 30, 2005 are free trading or are eligible for resale under Rule 144 under the Securities Act. In addition, we have agreed to file a registration statement to register a significant number of shares for resale. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

               We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

               As of December 31, 2004, there are outstanding warrants and options to purchase up to 39,342,858 shares of common stock at exercise prices ranging from $0.15 to $0.55 per share. The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

               We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

               EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2004, there were 191,212,635 shares of common stock and 2,392,228 shares of preferred stock issued and outstanding. Also at December 31, 2003, there were 39,342,858 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our existing shareholders and may dilute the book value of the common stock.

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

               On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

               Our common stock is quoted on the Pink Sheet trading organization under the symbol “EUGS.PK” and is traded on the Berlin stock exchanges under the symbol EUG.B respectively. As of April 30, 2004, there were 191,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 2,100 beneficial owners, including shares of common stock held in street name.

               The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	High Bid	Low Bid

Year Ended December 31, 2003
Quarter ended March 31, 2003	$0.12	$0.05
Quarter ended June 30, 2003	0.12	0.09
Quarter ended September 30, 2003	0.11	0.08
Quarter ended December 31, 2003	0.09	0.06

Year Ended December 31, 2004
Quarter Ended March 31, 2004	0.10	0.06
Quarter Ended June 30, 2004	0.07	0.05
Quarter Ended September 30, 2004	0.06	0.02
Quarter Ended December 31, 2004	0.07	0.03

               The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On April 30, 2005, the high and low bids for our common stock on the OTC Bulletin Board and Pink Sheets were $0.06 and $0.01 respectively.

Dividends

               We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2004, 2003 and 2002, respectively. Of this amount, zero was paid in 2004, zero was paid in 2003, $21,599 was paid in 2002, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

               During the year ended December 31, 2004, the Company issued the following securities without registration under the Securities Act of 1933, as amended, not previously reported on the quarterly reports on Form 10-Q filed by the Company during 2004.

               These private issuances of securities were affected in reliance upon the exemption for sales of securities not involving a public offering, under Section 4(2) of the Securities Act of 1933, as amended. In each transaction, the Company observed the following practice:

•	the investors confirmed that they were “accredited investors,” as defined in Rule 501 of Regulation D under the Securities Act,

•	each investor had the background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities,

•	there was no public offering or general solicitation with respect to the offering,

•	the investors were provided with any and all other information requested by them with respect to the Company,

•	the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and the investors also agreed to transfer the securities only in a transaction registered with the SEC under the Securities Act or exempt from registration under the Securities Act, and

•	a legend was placed on the certificates and other documents representing each security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

               On March 12, 2004 the Company issued 17,000,000 shares of its common stock to TransUnited, This issuance was done due to the payment, $500,000 made in behalf of the Company to start the settlement terms with the Texas Bankruptcy court.

               During January 2004, the Company sold an option to purchase 49% of the Rozmine Talc mining property, known as Rozmine, s.r.o., located in Slovakia.The terms of the option was an advance payment of 500,000 EURO ($627,000 USD), which was paid on January 21, 2004 by Protec Industries, Inc. Upon receipt of the advance payment the Protec was granted an irrevocable right to purchase the 49% interest. If the option is exercised before the advance payment made will be applied to the purchase price. As part of the advance payment made, the Protec Industries, Inc. received 3,000,000 shares of the Companies common stock.

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

Statement of Operations Data

	Year Ended December 31,
	2004	2003	2002	2001	2000

Net Sales	$-	$5,074	$88,937	$6,395,037	$4,973,508
Loss from Operations	$5,058,088	$18,551,994	$5,475,654	$52,436,869	$28,946,667

Loss per Common Share	$0.026	$0.04	$0.50	$0.36	$0.22

Balance Sheet Data

	At December 31,
	2004	2003	2002	2001	2000

Total Assets	$4,206,169	$9,417,748	$16,110,130	$30,337,006	$53,968,578
Long-Term Obligations	$0	$0	$0	$0	$1,788,294
Cash Dividends
per Common Share	$0	$0	$0	$0	$0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

               We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have also extended our business into co-generation (power and heat) projects. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and coal bed methane gas, and talc, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development, including a coal bed methane gas project in Poland, a natural gas project and several additional undeveloped concession areas in Slovakia. We also have holdings in oil and natural gas projects in Canada.

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

Outlook

               In the past, we have focused our resources on pre-exploration or early-exploration stage natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in these early-stage projects will prove profitable in the long run, and we may invest in additional early-stage projects from time to time in the future. Nonetheless, management believes that, in order to balance our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within one to five years of the date of investment. We are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

•	Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland and Slovakia), as well as Canada, where the Company has a carried interest in the Beaver River gas project;

•	Begin an exploration program on our oil and gas concessions covering approximately 4,300 km2 in southeast Poland; POGC is the operator of this venture. EuroGas, in conjunction with POGC, is currently in discussions with a number of international oil and gas companies who are interested in a possible participation in this project.

•	Enter into a joint venture with large international oil and gas companies on our oil and gas concession in Slovakia.

•	Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our West Vancouver, North American Headquarter and our Vienna Central European Headquarters.

               In summary, the outlook, based on our strategic approach, is simple. We intend to use the proceeds from the Teton and Westlinks divestiture and possibly the sale of other non-core assets to fund development of the oil and gas projects in Central and Eastern Europe. Further, we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an asset-rich exploration concern to a significant cash flow-producing resource company.

Results of Operations—Fiscal Years 2004, 2003 and 2002

               The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
Oil and Gas Sales	$-	$5,074	$88,937
Oil and gas production	-	-	-
Impairment of mineral interests and equipment	3,843,560	5,999,357	794,444
Depreciation, depletion and amortization	6,678	11,896	25,511
Settlement costs	-	10,219,117	1,690,947
General and administrative	667,893	2,536,843	1,675,746
Total Costs and Operating Expenses	4,518,131	18,767,213	4,186,648

Other Income (Expenses)
Interest Income	602	103,729	59,961
Other Income	-	72,816	272,324
Interest expense	(31,845)	(12,191)	(240,115)
Net Gain (loss) on sale and impairment of
securities and equipment	-	132,153	(1,409,729)
Foreign exchange net gains (losses)	(115,734)	(86,362)	(402,227)
Equity income	-	-	341,843
Minority interest in income of subsidiary	-	-	-

Total Other Income (Expense)	(146,977)	210,145	(1,377,943)

Provision for Income Taxes	-	-

Net Loss	$(5,058,088)	$(18,551,994)	$(5,475,654)
Basic and Diluted Loss Per Common Share	$(0.026)	$(0.12)	$(0.04)
Weighted Average Number of Common Shares
Used in Per Share Calculation	191,212,635	154,419,143	134,732,687

               Revenues. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2002 and 2001 reflect oil and gas sales of approximately $88,937 and $6,395,037, respectively. As a result of the Company’s sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales in 2002.

               Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $0 in 2003, and $0 in 2002. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2004, we had no oil and gas operating expenses.

               General and administrative expenses were $667,893 for 2004, compared with $2,536,843 for 2003 and $1,675,746 in 2002. The decrease of 74% in 2004 from the level of expense in 2003 was due primarily to the reduced spending level on any expenses. Depreciation, depletion and amortization expenses were $6,678 for 2004, compared to $11,896 for 2003 and $25,511 during 2002. The slight increase in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.

               Impairment of mineral interests and expenses totaled $3,843,560 for 2004, $5,999,357 in 2003, and $794,444 in 2002. The principal factor that contributed to the decrease in impairment expenses from 2003 through 2004 was the impairment during the year of the Slovakian Talc project as compared to larger impairments in earlier years.

               Settlement costs for financial statement purposes increased from $1,690,947 in 2003 to $13,285,766 in 2003 to no change in 2004. The settlement costs in 2003 resulted from a change in estimate.

               Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $177,583,900 at December 31, 2004, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

               Net Loss. We incurred net losses from operations of approximately $5.1 million, $18.5 million, and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. After preferred dividends, the loss applicable to common shares was approximately $5.2 million, $18.7 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. These losses were due in part to the absence of revenues, combined with continued administrative expenses.

               Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2004 we recognized a loss of $115,734 because of currency transactions. In 2003, the loss was $86,362. In 2002, we had a loss of $402,227 as a result of currency transactions. We had a cumulative foreign currency translation adjustment of $1,457,263 as of December 31, 2004. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

               We had an accumulated deficit of $177,583,900 as of December 31, 2004, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2004, we had total current assets of approximately $0.13 million and total current liabilities of approximately $25 million resulting in negative working capital of approximately $23.7 million. As of December 31, 2004, our balance sheet reflected approximately $825,000 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

               Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $0 and $157,000, during the years ended December 31, 2004 and 2003, respectively, and provided $0 during the year ended December 31, 2004. This net cash has been used principally to fund net operating losses of approximately $5.1 million, $18.5 million and $5.5 million during those three years. Our operating activities used $3.3 million of net cash during the year ended December 31, 2004 and $1.2 million in the year ended December 31, 2003, and provided net cash of approximately $0 million during the year ended December 31, 2004. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0, $0.9 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2004, 2003 and 2002, respectively, of which approximately $0, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

               While we had little cash on hand of as of December 31, 2004, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

               None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain Information Regarding Executive Officers, Directors and Control Persons

               The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2004, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

Name	Age	Positions with the Company	Term of Office

Wolfgang Rauball	59	Director, Chief Executive Officer	November 2000 - Present

Andreas Danicek	27	Director	December 2003 - Present
Hank Blankenstein	63	Director, Chief Financial officer	May 2002 - Present
Michael Slater	55	President	February 2002 - Present

Biographical Information

               The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officer:

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

               Hank Blankenstein. Mr. Blankenstein was appointed a director and chief financial officer of the Company in May of 2002. Mr. Blankenstein, age 63, served as a director and financial vice president of the Company from 1995 until 2000. Mr. Blankenstein has more than 30 years experience at various levels of management. From April 2000 until his appointment to the board and CFO, Mr. Blankenstein was involved in several real estate development projects. Mr. Blankenstein holds a Bachelor of Science degree in Finance and Banking from Brigham Young University.

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

Audit Committee and Code of Ethics Disclosure

               The Company's Board of Directors has not yet appointed an audit committee. The Company expects to form an audit committee and to establish a written code of ethics for its executive officers and directors during 2005.

Item 11. Executive Compensation

               The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2004, and other persons serving as executive officers of EuroGas as of December 31, 2004, whose total cash compensation for the 2004 fiscal year exceeded $100,000 (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
						Securities
				Other	Restricted	Underlying
				Annual	Stock	Options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	SARs	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)

Wolfgang Rauball	2004	$300,000	Nil	Nil		-
President, CEO (1)	2003	$300,000				50,000
	2002	$300,000

Michael Slater	2004	$400,000	Nil	Nil
President (2)	2003	$400,000

Hank Blankenstein	2004	$180,000	Nil	Nil
Chief Financial	2003	$180,000
Officer (3)	2002	$180,000

(1)	Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.

(2)	Mr. Slater became an officer of the Company in February 2002.

(3)	Mr. Blankenstein became an officer of the Company in May 2002.

(4)	Mr. Danicek became a director in December of 2003

Option Grants in Last Fiscal Year

               No options were granted to the Named Officers during 2004.

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

Option Exercises and Fiscal Year-End Option Value

               The following table sets forth information with respect to the aggregate number and value of unexercised options held by all Named Officers at December 28, 2004. No options were exercised by the Named Officers during the year ended December 31, 2002. In accordance with SEC rules, the value of unexercised options is calculated by subtracting the exercise price from $0.73, the closing price of the common stock on the last business day of the year ended December 31, 2002. The closing sale price of the Company’s stock on April 30, 2003, was $0.115.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

	Shares		Number of Securities	Value of Unexercised In-the-
	Acquired		Underlying Unexercised	Money Options at
	on	Value	Options at 12/31/2004	12/31/2004
Name	Exercise	Realized	Exercisable / Unexercisable	Exercisable/Unexercisable
Andrew Andraczke	350,000	–	350,000	–

Compensation Plans

               The following table sets forth information as of December 31, 2004 with respect to shares of common stock to be issued upon the exercise, and the weighted-average exercise price, of all outstanding options and rights granted under our equity compensation plans, as well as the number of shares available for future issuance under those plans.

Plan category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for future
	outstanding options, warrants	warrants and rights	issuance
	and rights

	(a)	(b)	(c)

Equity compensation plans approved by	600,000	$0.73	1,400,000
security holders

Equity compensation plans not approved by	0	N/A	N/A
security holders

Total	600,000	N/A	1,400,000

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

               As of December 31, 2004, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2004, included:

•	Andreas Danicek, who is not an employee of the Company

•	Hank Blankenstein, who since May of 2002 has served as CFO and as a director.

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

               As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2004 fiscal year.

               General. Management compensation is overseen by the Board of Directors. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer, Mr. Heinz and Mr. Fontana have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2004.

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

               From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2002, 2003 and 2004, the Board did not pay bonuses to any executive officers. The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

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

               Chief Executive Compensation. Mr. Rauball had a salary of $300,000 as a director and CEO. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2003 and 2004 fiscal years.

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

Respectfully submitted,

Wolfgang Rauball
Andreas Danicek
Hank Blankenstein

Performance Graph

               The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 1999 and ending December 31, 2004, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

               The performance graph assumes that $100 was invested at the market close on December 31, 1999 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]
Total Return Analysis
	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
EuroGas	$100.00	$29.46	$14,29	$12.28	$7.00	$1.52
Dow Jones US Oil	$100.00	$77.46	$121.92	$92.03	$129.20	$88.34
Companies Secondary
Index (symbol: OIS)
NASDAQ Composite	$100.00	$386.77	$234.81	$78.33	$134.00	$123.67

Item 12. Security Ownership of Certain Beneficial Owners and Management

               The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of April 30, 2005 by:

•	each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our executive officers and directors as a group.

               Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 30, 2005, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company’s principal executive offices.

               The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of April 30, 2005(1)

Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options & Warrants(2)	Ownership	Percent(3)
Wolfgang Rauball (4)	19,671,429	21,428,572	41,100,001	26%
CEO, Chairman & Director

Andreas Danicek	Nil

Andrew Andraczke, Vice	Nil	350,000	350,000	*
President, EuroGas Polska

	Amount and Nature of Beneficial
	Ownership as of April 30, 2005(1)

Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options & Warrants(2)	Ownership	Percent(3)
Warsaw str. Lektykarska 18
01-687 Warszawa, Poland

Hank Blankenstein, Director	Nil	Nil	Nil	0

Michael J. Slater	Nil	Nil	Nil	0
2 Manor Park
Tunbridge Wells, Kent
U.K. TN4 8XP

All officers and directors	19,671,429	22,028,572	41,700,001	26%
as a group (5 persons)

* Less than one percent.

(1)	Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

(2)	Represents options or warrants exercisable within 60 days of April 30, 2005, held by the individual or entity.

(3)	The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and (b) which is the number of shares of our common stock issued and outstanding as of December 31, 2004.

(4)	Includes shares in which Mr. Rauball disclaims beneficial ownership and which he temporarily holds as a nominee for other persons.

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

A.	Consolidated Balance Sheets at December 31, 2004 and 2003

B.	Consolidated Statements of Income for the years ended December 31, 2004 2003, and 2002

C.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

F.	Notes to Consolidated Financial Statements

               2.                Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc.,	Report on Form 8-K
	and Energy Global, A.G.	dated August 3, 1994,
Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc.,	Report on Form 8-K
	and Danube International Petroleum Company, Inc.,	dated July 12, 1996,
	dated July 3, 1996, as amended	Exhibit No. 5*

Exhibit
Number	Title of Document	Location
2.3	English translation of Transfer Agreement between	Report on Form 8-K
	EuroGas and OMV, Inc. for the Acquisition of	dated June 11, 1997
	OMV (Yakut) Exploration GmbH dated June 11, 1997	Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc.,	Report on Form S-1
	and Beaver River Resources, Ltd., dated April 1, 1988	dated July, 23, 1998
Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement
on Form S-18, File
No. 33-1381-D
Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on
Form 10-K for the
fiscal year ended
September 30, 1990,
Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences	Quarterly Report on
	of 1995 Series Preferred Stock	Form 10-QSB dated
March 31, 1995,
Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences	Report on Form 8-K
	of 1996 Series Preferred Stock	dated July 12, 1996,
Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences	Report on Form 8-K
	1997 Series A Convertible Preferred Stock	dated May 30, 1997
Exhibit No. 1*
3.6	Designation of Rights, Privileges, and Preferences	Report on Form S-1
	of 1998 Series B Convertible Preferred Stock	Dated July 23, 1998
Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K
dated August 3, 1994,
Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999	Registration Statement on
	Series C 6% Convertible Preferred Stock	Form S-1, File No. 333-
92009, filed on December
2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and	Report on Form S-1
	Thomson Kernaghan & Co., Ltd., dated May 29, 1998	dated July 23, 1998
Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with	Report on Form 8-K
	Danube Shareholder	dated July 12, 1996,
Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc.,	Report on Form S-1 dated
	and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	July 23, 1998 Exhibit No.
4.02*

4.4	Registration Rights Agreement dated July 12, 1996,	Report on Form 8-K
	with Danube Shareholder	dated July 12, 1996
Exhibit No. 3*

Exhibit
Number	Title of Document	Location
4.5	Registration Rights Agreement by and among EuroGas, Inc.,	Report on Form S-1
	and Finance Credit & Development Corporation, Ltd., dated	dated July 23, 1998
	June 30, 1997	Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of	Annual Report on
	Bernice Pauahi Bishop	Form 10-KSB for the
fiscal year ended
December 31, 1995,
Exhibit No. 10*

4.7	Registration Rights Agreement by and among	Annual Report on
	EuroGas, Inc., and Kukui, Inc., and the Trustees of	Form 10-KSB for the
	the Estate of Bernice Pauahi Bishop	fiscal year ended
December 31, 1995,
Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up	Annual Report on
	to 2,000,000 shares of restricted common stock	Form 10-KSB for the
fiscal year ended
December 31, 1996,
Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form
10-Q dated March 31,
2000.

10.1	English translation of Mining Usufruct Contract between The	Quarterly Report on Form
	Minister of Environmental Protection, Natural Resources and	10-Q dated September 30,
	Forestry of the Republic of Poland and Pol-Tex Methane,	1997 Exhibit No. 1*
dated October 3, 1997

10.2	Agreement between Polish Oil and Gas Mining Joint Stock	Quarterly Report on Form
	Company and EuroGas, Inc., dated October 23, 1997	10-Q dated September 30,
1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on
Form 10-KSB for the
fiscal year ended
December 31, 1995,
Exhibit No. 14*

10.4	Settlement Agreement by and among Kukui, Inc., and	Annual Report on
	Pol-Tex Methane, Sp. zo.o., McKenzie Methane	Form 10-KSB for the
	Rybnik, McKenzie Methane Jastrzebie, GlobeGas,	fiscal year ended
	B.V. (formerly known as McKenzie Methane Poland,	December 31, 1995,
	B.V.), and the Unsecured Creditors’ Trust of the	Exhibit No. 15*
Bankruptcy Estate of McKenzie Methane Corporation

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont	Report on Form S-1
	Resources, Inc., dated July 22, 1998	dated July 23, 1998
Exhibit No. 10.20*

10.6	General Agreement governing the operation of	Report on Form 8-K
	McKenzie Methane Poland, B.V.	dated August 3, 1994,
Exhibit No. 2*

10.7	Concession Agreement between Ministry of	Annual Report on
	Environmental Protection, Natural Resources, and	Form 10-KSB for the
	Forestry and Pol-Tex Methane Ltd.	fiscal year ended
December 31, 1995,

Exhibit
Number	Title of Document	Location
Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely	Annual Report on
	and Danube International Petroleum Company	Form 10-KSB for the
fiscal year ended
December 31, 1995,
Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s.	Annual Report on
	and Danube International Petroleum Company	Form 10-KSB for the
Fiscal year Ended
December 31, 1995,
Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K
dated August 3, 1994,
Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached	Annual Report on
	list of shareholders	Form 10-KSB for the
fiscal year ended
December 31, 1995,
Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered	Annual Report on
	on 13th July 1995, between NAFTA a.s. Gbely and	Form 10-KSB for the
	Danube International Petroleum Company	Fiscal year ended
December 31, 1996,
Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources,	Form 10-Q
	Inc., EuroGas Incorporated, dated October 9, 1998	Dated September 30,
1998
Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas	Annual Report on
	Company and Pol-Tex Methane, dated April 28, 1997	Form 10-KSB for the
Fiscal year ended
December 31, 1996,
Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask	Report on Form 8-K
	Sp. zo.o., Pol-Tex Methane Sp. zo.o. and	Dated March 24, 1997
	GlobeGas B.V.	Exhibit No. 1*

10.16	English translation of Articles of Association of the	Report on Form 8-K/A
	TAKT Joint Venture dated June 7, 1991, as amended	Dated June 11, 1997
	April 4, 1993	Exhibit No. 3*

10.17	English translation of Proposed Exploration and	Report on Form 8-K/A
	Production Sharing Contract for Hydrocarbons	Dated June 11, 1997
	between the Republic of Sakha (Yakutia) and the Russian	Exhibit No. 4*
Federation and the TAKT Joint Venture

10.18	English translation of Agreement on Joint Investment and	Registration Statement on
	Production Activities between EuroGas, Inc., and	Form S-1 dated July 23,
	Zahidukrgeologia, dated May 14, 1998	1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of	Registration Statement on
	Limited Liability Company with Foreign Investments between	Form S-1 dated July 23,

Exhibit
Number	Title of Document	Location
	EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated	1998 Exhibit No. 10.22*
June 17, 1998

10.20	Partnership Agreement between EuroGas, Inc., and RWE-	Amendment No. 1 to
	DEA Aktiengesellschaft for Mineraloel and Chemie AG, date	Registration Statement on
	July 22, 1998	Form S-1 dated August 3,
1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of	Quarterly Report on
	Environmental Protection, Natural Resources and	Form 10-Q dated
	Forestry of the Republic of Poland and Pol-Tex	September 30, 1997
	Methane, dated October 3, 1997	Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint	Quarterly Report on
	Stock Company and EuroGas, Inc., dated	Form 10-Q dated
	October 23, 1997	September 30, 1997
Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a	Quarterly Report on
	Subsidiary by and between EuroGas, Inc., B. Grohe,	Form 10-Q dated
	and T. Koerfer, dated November 11, 1997	September 30, 1997
Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc.,	Quarterly Report on
	and Beaver River Resources, Ltd., dated	Form 10-Q dated
	October 31, 1997	September 30, 1997
Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac	Registration Statement
	Corporation and the Company; Letter of Amendment dated	on Form S-1, File No.
	September 30, 1999.	333-92009, filed on
December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited	Registration Statement on
	and the Company	Form S-1, File No. 333-
92009, filed on December
2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999,	Registration Statement on
	between the Company and Arkledun Drive LLC	Form S-1, File No. 333-
92009, filed on December
2, 1999

10.28	Registration Rights Agreement dated November 4, 1999,	Registration Statement on
	between the Company and Arkledun Drive LLC	Form S-1, File No. 333-
92009, filed on December
2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between	Registration Statement on
	the Company and Arkledun Drive LLC	Form S-1, File No. 333-
92009, filed on December
2, 1999

10.30	Executive Employment Agreement dated April 20, 1999	Registration Statement on
	between the Company and Karl Arleth	Form S-1, File No. 333-
92009, filed on December
2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the	Form 10-K for year ended
	Company and FCOC	December 31, 2000

Exhibit
Number	Title of Document	Location

10.32	Securities Purchase Agreement dated October 2, 2000,	Form 10-K for year
	between the Company and Arkledun Drive LLC	ended December 31,
2000

10.33	Registration Rights Agreement dated October 2, 2000,	Form 10-K for year ended
	between the Company and Arkledun Drive LLC	December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the	Form 10-K for year ended
	Company and Arkledun Drive LLC	December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the	Form 10-K for year ended
	Company and Spinneret Financial Systems, Ltd.	December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between	Form 10-K for year ended
	the Company and Belmont Resources Inc.	December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and	Form 10-K for year ended
	Belmont Resources Inc.	December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge	Form 10-K for year ended
	Limited	December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell	Form 10-K for year ended
	International Ltd.	December 31, 2000
10.40	Warrant Agreement dated September 8, 2000 with Conquest	Form 10-K for year ended
	Financial Corporation	December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000	Form 10-K for year ended
	between the Company and Belmont Resources, Inc.	December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company	Form 10-K for year ended
	and Pan Asia Mining Corp.	December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and	Form 10-K for year ended
	Oxbridge Limited	December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the	Form 10-K for year ended
	Company, Pan Asia Mining Corp., and Oxbridge Limited	December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the	Form 10-K for year ended
	Company and Beaver River Resources, Ltd.	December 31, 2000

21.1	Subsidiaries	Annual Report on
Form 10-KSB for the
Fiscal year ended
December 31, 1995,
Exhibit No. 24*

31.1	Certification Chief Executive Officer	Filed herewith

31.2	Certification Chief Financial Officer	Filed herewith

32.1	Certification Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

DATE:   June7, 2005

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	June 7, 2005
Wolfgang Rauball, Director

/s/ Andreas Danicek	June 7, 2005
Andreas Danicek , Director

/s/ Hank Blankenstein	June 7, 2005
Hank Blankenstein, Director

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

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash	$97	$15,240
Investment in securities available for sale	801	801
Other receivables	125,458	138,235
Other current assets	6,289	18,343
Total Current Assets	132,645	172,710
Property and Equipment - full cost method
Talc mineral properties and mining equipment	_	6,677,685
Oil and gas properties not subject to amortization	825,426	825,426
Furniture and office equipment	320,879	340,495
Total Property and Equipment	1,146,305	7,843,606
Less: Accumulated depletion, depreciation and amortization	(37,623)	(197,343)
Net Property and Equipment	1,108,682	7,646,263
Investment in Securities Held as Collateral under Settlement
Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$4,206,169	$10,916,460

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$9,978,135	$6,835,734
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	931,711	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	24,952,010	21,809,609

Asset Retirement Obligation	362,855	347,432
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	171,213	171,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(177,583,900)	(156,838,059)
Accumulated other comprehensive income (loss)	1,064,962	(1,064,962)
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(14,090,250)	(11,240,581)
Total Liabilities and Stockholders' Deficiency	$4,206,169	$10,916,460

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Dec. 31, 2004	Dec. 31, 2003
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	6,678	5,105
Impairment of mineral interests and equipment	3,843,560	-
Litigation settlement expense	-	140,000
General and administrative	667,893	2,087,053
Total Costs and Operating Expenses	4,518,131	2,232,158

Other Income (Expenses)
Interest expense	(31,845)	(57,345)
Foreign exchange net gain (loss)	(115,734)	(378,521)
Equipment rental income	-	34,798
Interest income	602	1,357
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets	-	186,675
Net Other Income (Expense)	(146.977)	(213,036)

Loss Before Accounting Change	(4,665,108)	(2,445,194)

Cumulative Effect of Accounting Change	(392,980)	(185,990)

Net Loss	(5,058,088)	(2,631,184)

Preferred Dividends	(135,198)	(135,198)

Loss Applicable to Common Shares	$(5,193,286)	$(2,766,382)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.02)	$(0.02)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Dec. 31, 2004	Dec. 31, 2003
Cash Flows From Operating Activities
Net loss	$(5,058,088)	$(2,445,194)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	6,678	5,105
Gain on sale of property and equipment	-	(186,675)
Foreign exchange net (gain) loss	(115,734)	378,321
Loss on sale of notes receivable	-	-
Cumulative effect of accounting change	392,980	185,990
Accretion of accrued settlement obligation	-	21,255
Compensation on write-down of receivable from related party	-	448,425
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Accrued settlement obligation	-	140,000
Changes in operating assets and liabilities:
Other receivables		(40,059)
Accrued liabilities	1,487,890	830,892
Accrued liabilities payable to related parties		(534,562)
Accrued income taxes	1.784	29,473
Other		(2,018)
Net Cash Used in Operating Activities	(3,284,550)	(1,169,047)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	(30,000)
Proceeds from sale of assets	-	186.675
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Proceeds from sale of notes receivable	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	156.675

Cash Flows From Financing Activities
Proceeds from issuance of common stock	675,000	300.000
Receivable from related party	289,657	(18,766)
Payment on notes payable to related party	-	575,000
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	964,657	856,234

Effect of Exchange Rate Changes on Cash	(19,463)	(30,943)

Net Increase (Decrease) in Cash	1,576	(187.081)

Cash at Beginning of Period	841	187.922

Cash at End of Period	$98	$841
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

Business Condition — EuroGas has accumulated a deficit of $156,838,059 through December 31, 2004. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2004 and 2003 and 2002. At December 31, 2004, the Company had a working capital deficiency of $21,636,889 and a capital deficiency of $10,893,149. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing.

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At December 31, 2004, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2003 and December 31, 2004 financial statements to conform to the current period presentation.

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income (loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:

	December 31, 2004	December 31, 2003
Cost	$412,968	$412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$2,873,731	$1,490,058
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$801	$1,490,058
Investment in securities held as collateral under settlement obligation	2,872,930	-
Estimated Fair Value	$2,873,731	$1,490,058

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of December 31, 2004.

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	December 31, 2004	December 31, 2003
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
Total Notes Payable to Related Parties	256,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $234,557 and $101,084 as of December 31, 2004 and December 31, 2003, respectively.

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 — PREFERRED AND COMMON STOCK

During January 2004, the Company sold an option to purchase 49% of the Rozmine Talc mining property, known as Rozmine, s.r.o., located in Slovakia. The terms of the option was an advance payment of $500,000 EURO ($627,000 USD), which was paid on January 21, 2004 by Protec Industries, Inc. Upon receipt of the advance payment the Protec was granted an irrevocable right to purchase the 49% interest. If the option is exercised before the advance payment made will be applied to the purchase price. As part of the advance payment made, the Protec Industries, Inc. received 3,000,000 shares of the Companies common stock.

On March 12, 2004 the Company issued 17,000,000 shares of its common stock to TransUnited, This issuance was done due to the payment, $500,000 made in behalf of the Company to start the settlement with the Texas Bankruptcy court.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at December 31, 2004:

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Liquidation Preference		Annual Dividend Requirement
	Shares
Designation	Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at December 31, 2004 and December 31, 2002, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2004	December 31, 2003
Foreign currency translation adjustments	$(115,734)	$(378,521)
Unrealized gain on investments in
securities available for sale	-	186,675
Accumulated Other Comprehensive Income (Loss)	$(115,734)	$(191,846)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31, 2004	Dec. 31, 2003
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Accrual of preferred dividends	$101,121	$101,121
Asset retirement obligation incurred in property acquisition	140,187	140,187
Conversion of fixed-maturity securities to note receivable	-	-
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	-
Conversion of note payable	-	-
Conversion of accrued liability for salaries to officers	-	-

NOTE 10 — CONTINGENCIES AND COMMITMENTS

Purchase of Rozmin – EuroGas acquired a direct 43% interest in Rozmin s.r.o. through a series of transactions from 1998 through April 2002. Rozmin s.r.o. holds a talc deposit in

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that the concession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company will be forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

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

EUROGAS, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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