Form 10-Q
period 2005-06-30
EUROGAS INC
filed 2005-08-31
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No ☒

As of August 15, 2005, the registrant had 191,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	June 30, 2005	December 31, 2004

ASSETS

Current Assets
Cash	$45	$97
Investment in securities available for sale	801	801
Other receivables	125,458	125,458
Other current assets	6,289	6,289
Total Current Assets	132,593	132,645
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	825,426	825,426
Furniture and office equipment	320,879	320,879
Total Property and Equipment	1,146,305	1,146,305
Less: Accumulated depletion, depreciation and amortization	(40,818)	(37,623)
Net Property and Equipment	1,106,452	1,108,682
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$4,204,939	$4,206,169

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$10,873,984	$9,978,135
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	931,711	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	25,847,859	24,952,010

Asset Retirement Obligation	368.389	362,855
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(165,014,474)	(164,213,395)
Accumulated other comprehensive income (loss)	1,064,962	1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(21,646,920)	(20,745,841)
Total Liabilities and Stockholders' Deficiency	$25,847,859	$24,952,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	2,146	2,256	4,502	4,501
Impairment of mineral interests and equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	269,435	215,475	547,780	426,129

Total Costs and Operating Expenses	271,581	217,731	552,282	430,630

Other Income (Expenses)
Interest expense	(6,578)	(8,234)	(13,312)	(16,579)
Foreign exchange net gain (loss)	(18,473)	(33,786)	(42,958)	(70,659)
Equipment rental income
Interest income	-	175	-	409
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(25,051)	(41,845)	(56,270)	(86,829)

Loss Before Accounting Change	(296,632)	(259,576)	(608,552)	(917,035)

Cumulative Effect of Accounting Change	(10,567)	(12,834)	(22,549)	(26,291)

Net Loss	(307,199)	(272,410)	(631,101)	(943,326)

Preferred Dividends	(34,782)	(36,228)	(69,564)	(71,010)

Loss Applicable to Common Shares	$(341,981)	$(136,182)	$(700,665)	$(872,316)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635	191,212,635	168,212,635

Comprehensive Income (Loss)
Net loss	$(307,191)	$(272,410)	$(631,101)	$(943,326)
Foreign currency translation adjustments

Unrealized gain on investment in securities
available for sale

Comprehensive Income (Loss)	$307,191	$272,410	$631,101	$943,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Six Months Ended
	June 30,
	2005	2004
Cash Flows From Operating Activities

Net loss	$(631,101)	$(943.226)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	4,502	4,501
Gain on sale of property and equipment
Foreign exchange net (gain) loss	42,958	70,659
Cumulative effect of accounting change	22,549	26,291
Accretion of accrued settlement obligation
Compensation on write-down of receivable from related party
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Accrued liabilities	655,849	568,965
Accrued liabilities payable to related parties	-	-
Net Cash Used in Operating Activities	(289,757)	(272,810)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-
Receivable from related party	289,657	289,657
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	289,657	289,657

Effect of Exchange Rate Changes on Cash	(18,134)	(15,767)

Net Increase (Decrease) in Cash	(18,034)	1,080

Cash at Beginning of Period	97	1,598

Cash at End of Period	$45	$2,678

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

Business Condition - EuroGas has accumulated a deficit of $165,014,474 through June 30, 2005. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2004 and 2003. At June 30, 2005, the Company had a working capital deficiency of $25,715,266 and a capital deficiency of $21,642,920. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2005, the Company had options outstanding that had been-previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2004 and June 30, 2005 financial statements to conform to the current period presentation.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $15,783, liabilities of $36,734, and recognized the cumulative effect on prior years of $22,549 as an expense during the six months ended June 30, 2005, which had no effect on basic and diluted loss per common share.

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

NOTE 2

	June 30, 2005	December 31, 2004
Cost	$484,217	$412,892
Gross unrealized gains	2,693,521	1,077,166

Estimated Fair Value	$3,177,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$960	$1,490,058
Investment in securities held as collateral
under settlement obligation	3,176,778	-
Estimated Fair Value	$3,177,738	$1,490,058

During the six months ended June 30, 2005, the Company made no sales or purchases of investment securities.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

NOTE 4

	June 30, 2005	December 31, 2004
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,234	35,080
Total Notes Payable to Related Parties	256,519	253,365

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at June 30, 2005:

		Liquidation Preference		Annual Dividend Requirement
	Shares
Designation	Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

Aggregate accrued dividends on preferred stock were $819,358 and $684,160 at June 30, 2005 and December 31, 2004, respectively.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	2,146	2,256	4,502	4,501
Impairment of mineral interests and equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	269,435	215,475	547,780	426,129

Total Costs and Operating Expenses	271,581	217,731	552,282	430,630

Other Income (Expenses)
Interest expense	(6,578)	(8,234)	(13,312)	(16,579)
Foreign exchange net gain (loss)	(18,473)	(33,786)	(42,958)	(70,659)
Equipment rental income		-		-
Interest income	-	175	-	409
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(25,051)	(41,845)	(56,270)	(86,829)

Loss Before Accounting Change	(296,632)	(259,576)	(608,552)	(917,035)

Cumulative Effect of Accounting Change	(10,567)	(12,834)	(22,549)	(26,291)

Net Loss	(307,199)	(272,410)	(631,101)	(943,326)

Preferred Dividends	(34,782)	(36,228)	(69.564)	(71,010)

Loss Applicable to Common Shares	$(341,981)	$(236,182)	$(700,665)	$(872,316)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,6355	191,212,635	168,212,635

Comprehensive Income (Loss)
Net loss	$(307,191)	$(272,410)	$(631,101)	$(943,326)
Foreign currency translation adjustments	-	-	-	-
Unrealized gain on investment in securities
available for sale	-	-	-	-

Comprehensive Income (Loss)	$307,191	$272,410	$631,101	$943,326

Three months ended June 30, 2005, compared with three months ended June 30, 2004.

     Revenues. The Company had no oil and gas sales for the three months ended June 30, 2005 and for the three months ended June 30, 2004.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $269,435 for the three months ended June 30, 2005, compared to $215,475 for the three months ended June 30, 2004. The slight increase in administrative expenses is the result of increase of expenditures relating to administrative items. Depreciation expense was $2,146 for the three months ended June 30, 2005, compared to $2,256 for the three months ended June 30, 2004.

     Other Income and Expense. Interest expense was $6,578 for the three months ended June 30, 2005, compared to $8,234 during the three months ended June 30, 2004.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,300,000 as of June 30, 2005, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Loss. The Company incurred a net loss of $307,199 for the three months ended June 30, 2005, compared to a net loss of $272,410 for the three months ended June 30, 2004. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $18,473 in the three months ended June 30, 2005, compared to a loss of $33,786 in the three months ended June 30, 2004, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2005, compared with Six months ended June 30, 2004.

     Revenues. The Company had no oil and gas sales for the six months ended June 30, 2005 and for the six months ended June 30, 2004.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

General and administrative expenses were $547,780 for the six months ended June 30, 2005, compared to $426,129 for the six months ended June 30, 2004. The increase in administrative expenses is the result of reduced expenditures relating to administrative items, telephone and legal charges. Depreciation expense was $4,502 for the six months ended June 30, 2005, compared to $4,501 for the six months ended June 30, 2004.

     Other Income and Expense. Interest expense was $13,312 for the six months ended June 30, 2005, compared to $16,579 during the six months ended June 30, 2004.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,200,000 as of June 30, 2005, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

     The Company had an accumulated deficit of $165,014,474 at June 30, 2005, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2005, the Company had total current assets of $132,593 and total current liabilities of $25,847,859 resulting in a working capital deficiency of $25,715,266. As of June 30, 2005, the Company's balance sheet reflected $825,426 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $204,733 during the six months ended June 30, 2005.

     While the Company had a small amount of cash of $45 at June 30, 2005, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Item 5. Other information

N/A

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report.

Exhibit Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

Exhibit Number	Title of Document	Location

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10- Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10- Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

Exhibit Number	Title of Document	Location

10.4	Settlement Agreement by and among Kukui, Inc., and Pol- Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors' Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10- KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10- KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10- KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske' Naftove' Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10- KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10- KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10- KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10- KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit Number	Title of Document	Location

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs'ke Girs'ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE- DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333-92009, filed onDecember 2, 1999*

Exhibit Number	Title of Document	Location

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000*

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000*

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000*

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000*

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000*

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000*

Exhibit Number	Title of Document	Location

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000*

21.1	Subsidiaries	Annual Report on Form 10- KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference

(b) No current reports on Form 8-K were filed during the reporting quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

Date: August 29, 2005	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: August 29, 2005	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer