Form 10-K
period 2005-12-31
EUROGAS INC
filed 2006-05-19
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [           ] NO [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the last sale price of the common stock as of the last business day of the registrant’s most recently completed third quarter was approximately $2,600,000, or $0.02 per share.

As of April 30, 2005, the registrant had 191,212,635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

This Annual Report on Form 10-K for the year ended December 31, 2005 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

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

          Envigeo-Carpathian Flysch Concession. In September 1998, we acquired a 51% interest in Envigeo s.r.o., a Slovakian private company that owns a 2,300 square kilometer appraisal and survey concession, known as the Medzilaborce concession, in the northeast corner of Slovakia, referred to as the Carpathian Flysch region.Subsequently the Company sold some of its interest and now EuroGas presently holds a 45% interest in Envigeo, McCallan owns 45% and the Envigeo s.r.o. owns the other 10% There are three concessions, all held by Envigeo. This region extends into Poland and Ukraine and is geologically on trend with extensive major discoveries of oil and gas found in the neighboring countries. Since 1998 we have undertaken geological reconnaissance work on the Medzilaborce concession to meet the concession requirements. As we have evaluated the investment we have determined that there is no potential for returns in the near future. Therefore we have decided to impair this project. Accordingly, the Company recognized a $1,703,000 charge for impairment, which was the carrying value of the Company's investment in the project, during the fourth quarter of 2002.

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

Disclosure of Oil and Gas Operations

          Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2005 or December 31, 2004.

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

Employees

          As of December 31, 2005, we had four administrative employees. In addition, we use the services of consultants to the Company, who also serve as officers of the Company and its subsidiaries. These consultants include Wolfgang Rauball, Hank Blankenstein, Michael J. Slater, and Mr. Andrew Andraczke. Messrs. Rauball, Slater and Andraczke work out of Europe, and Mr. Blankenstein works mainly out of Canada and partly in the United States. Mr. Andraczke resigned his positions related to the Polish holdings during March of 2006. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

          We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2005, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of approximately $825,426. Should future events, such as the drilling of dry holes, evidence that an impairment of recorded value has taken place, we will be obligated to proportionally reduce the recorded value of the respective asset on our balance sheet.

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

  changes in the supply and demand for such fuels;

  political conditions in oil, natural gas, and other fuel-producing and fuel-consuming areas;

  the extent of domestic production and importation of such fuels and substitute fuels in relevant markets;

  weather conditions;

  the competitive position of each such fuel as a source of energy as compared to other energy sources;

  the refining capacity of crude purchasers;

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

          Exploring for fuel, drilling wells, and producing fuel involves numerous hazards, including the following:

  fire,

  explosions,

  blowouts,

  pipe failures,

  casing collapses,

  unusual or unexpected formations and pressures, and

  environmental hazards such as spills, leaks, ruptures, and discharges of toxic substances.

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

          Most of the approximately 191,212,635 shares of common stock issued and outstanding as of April 30, 2006 are free trading or are eligible for resale under Rule 144 under the Securities Act. In addition, we have agreed to file a registration statement to register a significant number of shares for resale. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

          We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

          As of December 31, 2005, there are outstanding warrants and options to purchase up to 39,342,858 shares of common stock at exercise prices ranging from $0.15 to $0.55 per share. The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

          We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

          EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2005, there were 191,212,635 shares of common stock and 2,392,228 shares of preferred stock issued and outstanding. Also at December 31, 2005, there were 39,342,858 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our existing shareholders and may dilute the book value of the common stock.

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

Item 2. Properties

          The Company has a month-to-month lease for approximately 2,230 square feet of office space in Warsaw and Prszczyna, Poland. The rental amount was approximately $800 per month. We were subleasing office space in Vienna, Austria and West Vancouver, Canada, for use by our administrative officers.

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

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, was set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 740.000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the forth quarter of 2003

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

          Our common stock is quoted on the Pink Sheet trading organization under the symbol “EUGS.PK” and is traded on the Berlin stock exchanges under the symbol EUG.B respectively. As of April 30, 2005, there were 191,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 2,100 beneficial owners, including shares of common stock held in street name.

          The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	High Bid	Low Bid

Year Ended December 31, 2004
Quarter ended March 31, 2004	$0.10	$0.06
Quarter ended June 30, 2004	0.07	0.05
Quarter ended September 30, 2004	0.06	0.002
Quarter ended December 31, 2004	0.07	0.03

Year Ended December 31, 2005
Quarter Ended March 31, 2005	0.05	0.02
Quarter Ended June 30, 2005	0.04	0.02
Quarter Ended September 30, 2005	0.04	0.02
Quarter Ended December 31, 2005	0.03	0.02

          The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 31, 2006, the high and low bids for our common stock on the OTC Bulletin Board and Pink Sheets were $0.05 and $0.01 respectively.

Dividends

          We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2005, 2004 and 2003, respectively. Of this amount, zero was paid in 2005, zero was paid in 2004, zero was paid in 2003, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

          During the year ended December 31, 2005, the Company issued the following securities without registration under the Securities Act of 1933, as amended, not previously reported on the quarterly reports on Form 10-Q filed by the Company during 2005.

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

Statement of Operations Data

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net Sales	$-	$-	$5,074	$88,937	$6,395,037
Loss from Operations	(875,973)	$5,058,088	$18,551,994	$5,475,654	$52,436,869

Loss per Common Share	$0.0	$0.026	$0.04	$0.50	$0.36

Balance Sheet Data

	At December 31,
	2005	2004	2003	2002	2001

Total Assets	$4,202,586	$4,206,169	$9,417,748	$16,110,130	$30,337,006

Long-Term Obligations	$0	$0	$0	$0	$1,788,294
Cash Dividends
per Common Share	$0	$0	$0	$0	$0

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

  Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our North American Headquarters and our Central European Headquarters.

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

Results of Operations—Fiscal Years 2005, 2004 and 2003

          The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2005		2004	2003
Oil and Gas Sales	$-	$		$5,074
Oil and gas production	-		-	-
Impairment of mineral interests and equipment	-		3,843,560	5,999,357
Depreciation, depletion and amortization	5,876		6,678	11,896
Settlement costs	-		-	10,219,117
General and administrative	786,572		667,893	2,536,843
Total Costs and Operating Expenses	792,448		4,518,131	18,767,213

Other Income (Expenses)
Interest Income	84		602	103,729
Other Income	-		-	72,816
Interest expense	(18,746)		(31,845)	(12,191)
Net Gain (loss) on sale and impairment of
securities and equipment	-		-	132,153
Foreign exchange net gains (losses)	(64,863)		(146,977)	(86,362)
			-	-
Minority interest in income of subsidiary	-		-	-

Total Other Income (Expense)	(83,525)		(146,977)	210,145

Provision for Income Taxes	-		-

Net Loss	$(875,973)		$(5,058,088)	$(18,551,994)
Basic and Diluted Loss Per Common Share	$(0.021)		$(0.026)	$(0.12)
Weighted Average Number of Common Shares
Used in Per Share Calculation	191,212,635		191,207.607	154,419,143

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

          Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $0 in 2005, and $0 in 2004. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2005, we had no oil and gas operating expenses.

          General and administrative expenses were $786,572 for 2005, compared with $ 667,893 for 2004 and $2,536,843 in 2003. The increase of 14 % over 2004 from the level of expenses was due primarily to the increase of litigation and general office expenses. Depreciation, depletion and amortization expenses were $5,876 for 2005, compared to $6,678 for 2004 and $11,896 during 2003. The slight increase in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.

          Impairment of mineral interests and expenses totaled $0 for 2005, $ 3,843,560 in 2004, and $5,999,357 in 2003. The principal factor that contributed to the decrease in impairment expenses from 2003 through 2004 was the impairment during the year of the Slovakian Talc project as compared to larger impairments in earlier years.

          Settlement costs for financial statement purposes increased from $1,690,947 in 2003 to $13,285,766 in 2004 to no change in 2005. The settlement costs in 2003 resulted from a change in estimate.

          Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $183,472,700 at December 31, 2005, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

          Net Loss. We incurred net losses from operations of approximately $.9 million, $5.1 million, and $18.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. After preferred dividends, the loss applicable to common shares was approximately million, $5.2 million and $f18.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. These losses were due in part to the absence of revenues, combined with continued administrative expenses.

          Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2005 we recognized a loss of $115,734 because of currency transactions. In 2004, the loss was $115,734. In 2003, we had a loss of $86,362 as a result of currency transactions. We had a cumulative foreign currency translation adjustment of $1,457,263 as of December 31, 2005. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

          We had an accumulated deficit of $177,583,900 as of December 31, 2005, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2005, we had total current assets of approximately ($1524) and total current liabilities of approximately $28 million resulting in negative working capital of approximately $28.1 million. As of December 31, 2005, our balance sheet reflected approximately $825,000 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

          Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $0 and $0, during the years ended December 31, 2005 and 2004, respectively, and provided ($965,831) during the year ended December 31, 2005. This net cash has been used principally to fund net operating losses of approximately $,9, $5.1 million and $18.5 million during those three years. Our operating activities used ($1.1) million of net cash during the year ended December 31, 2005 and $3.3 million in the year ended December 31, 2004, and provided net cash of approximately $0 million during the year ended December 31, 2004. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0, $0.9 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2005, 2004 and 2003, respectively, of which approximately $0, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

          While we had no cash on hand of as of December 31, 2005, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Name	Age	Positions with the Company	Term of Office

Wolfgang Rauball	60	Director, Chief Executive Officer	November 2000 - Present

Andreas Danicek	28	Director	December 2003 - Present
Hank Blankenstein	64	Director, Chief Financial officer	May 2002 - Present
Michael Slater	56	President	February 2002 - Present

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

Key Employees

          Andrew K. Andraczke. Mr. Andraczke has been Vice President, Secretary, and a member of the management committee of Pol-Tex since 1992, and is responsible for business development and coordination of administrative, legal, and political aspects of the Pol-Tex venture. Mr. Andraczke also directs computer operations and system support for the venture’s exploration and production activities. Mr. Andraczke holds B.Sc., M.Sc., and Ph.D. degrees in computer science and applications from the Computer Science Institute of Polytechnical University in Warsaw where he also was an Associate Professor. He served as the General Manager of the Computing Center of the Center for Geological Research in the Central Office of Geology (Ministry of Geology) from 1972 to 1976, where he developed and implemented Poland’s first general database of geological and mineral resources of Poland. He also implemented computer mapping systems, oil and gas reservoir simulations, and production control for mining operations. From 1976 to 1982, he worked for several oil and gas and mining firms, including OTC Oklahoma Production in Tulsa, Oklahoma, Kansas Oil Consolidated in Tulsa, Oklahoma, John W. Mecom Company

in Houston, Texas, InteResources Group, Inc. in Houston, Texas, and British Sulphur Corporation in London, U.K., performing reservoir modeling of secondary and tertiary oil reservoirs, inorganic polymer floods, and underground coal gasification projects. During this time, he also developed data acquisition and reserve balance systems for mines in the U.S., Mexico, and Egypt. Mr. Andraczke joined Tenneco Oil Exploration and Production Company in Houston in 1982 and served as an internal consultant and management advisor on computer applications and emerging technologies until 1987. Mr. Andraczke resigned from all activities of EuroGas, Inc. and its subsidiaries in March 2006.

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

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts
					Restricted	Securities
				Other	Stock	Underlying
				Annual	Awards	Options/	LTIP	All Other
Name and		Salary	Bonus	Compensation	($)	SARs	Payouts	Compensation
Principal Position	Year	($)	($)	($)		(#)	($)	($)

Wolfgang Rauball	2005	$300,000	Nil	Nil		-
President, CEO (1)	2004	$300,000				50,000
	2003	$300,000

Michael Slater	2005	$400,000	Nil	Nil
President (2)	2004	$400,000
	2003	$400,000

Hank Blankenstein	2005	$180,000	Nil	Nil
Chief Financial	2004	$180,000
Officer (3)	2003	$180,000

(1)	Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.

(2)	Mr. Slater became an officer of the Company in February 2002.

(3)	Mr. Blankenstein became an officer of the Company in May 2002.

(4)	Mr. Danicek became a director in December of 2003

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

Option Exercises and Fiscal Year-End Option Value

          The following table sets forth information with respect to the aggregate number and value of unexercised options held by all Named Officers at December 28, 2005. No options were exercised by the Named Officers during the year ended December 31, 2002. In accordance with SEC rules, the value of unexercised options is calculated by subtracting the exercise price from $0.73, the closing price of the common stock on the last business day of the year ended December 31, 2002. The closing sale price of the Company’s stock on April 30, 2003, was $0.115.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

	Shares		Number of Securities	Value of Unexercised In-the-
	Acquired		Underlying Unexercised	Money Options at
	on	Value	Options at 12/31/2005	12/31/2005
Name	Exercise	Realized	Exercisable / Unexercisable	Exercisable/Unexercisable
Andrew Andraczke	350,000	–	350,000	–

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          As of December 31, 2005, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2005, included:

  Andreas Danicek, who is not an employee of the Company

  Hank Blankenstein, who since May of 2002 has served as CFO and as a director,.

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

          General. Management compensation is overseen by the Board of Directors. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer, Mr. Heinz and Mr. Fontana have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2005.

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

          Chief Executive Compensation. Mr. Rauball had a salary of $300,000 as a director and CEO. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2004 and 2005 fiscal years.

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

Respectfully submitted,

Wolfgang Rauball
Andreas Danicek
Hank Blankenstein

Performance Graph

          The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 2000 and ending December 31, 2005, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

          The performance graph assumes that $100 was invested at the market close on December 31, 2000 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]
Total Return Analysis
	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
EuroGas	$ 100.00	$ 14.29	$ 12.28	$ 7.00	$ 1.52	$ 0.65
Dow Jones US Oil	$ 100.00	$ 121.92	$ 92.03	$129.20	$ 88.34	$145.78
Companies Secondary
Index (symbol: OIS)
NASDAQ Composite	$ 100.00	$ 234.81	$78.33	$ 134.00	$ 123.67	$135.89

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of March 31, 2006 by:

  each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;

  each of our directors;

  each of the Named Executive Officers; and

  all of our executive officers and directors as a group.

          Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 30, 2006, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company’s principal executive offices.

          The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of March 31, 2006(1)

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

(2)	Represents options or warrants exercisable within 60 days of March 31, 2006, held by the individual or entity.

(3)

The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and (b) which is the number of shares of our common stock issued and outstanding as of December 31, 2005.

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

          During June of 2002 the Company issued Mr. Rauball 10,000,000 shares of its common stock and warrants for an additional 10,000,000 shares in a subscription on a private placement. The 10,000,000 shares of common stock were issued at a price of $0.10 per share, the warrants were issued at an exercise price of $0.125 per share if converted before June 10, 2003 and an exercise price of $0.15 after that but before June 10, 2004, these warrants were extended in 2004 for an exercise price of $.05 and expiration of June 10, 2010.. The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of $416,858 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer.

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

A.	Consolidated Balance Sheets at December 31, 2005 and 2004

B.	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

C.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

F.	Notes to Consolidated Financial Statements

          2.      Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

Exhibit
Number	Title of Document	Location
3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

Exhibit
Number	Title of Document	Location

10.4
Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation
Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit
Number	Title of Document	Location
10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE- DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

Exhibit
Number	Title of Document	Location

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

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

DATE: May 16, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	May 16, 2006
Wolfgang Rauball, Director

/s/ Andreas Danicek	May 16, 2006
Andreas Danicek , Director

/s/ Hank Blankenstein	May 16, 2006
Hank Blankenstein, Director

          Due to lack of funding at this point, in particular the inability to pay our auditors, we are forced to issue our annual statement with only information that is prepared by the EuroGas management. The accompanying financial statements have not been audited by an independent certified public accountant and when an audit is completed the Form 10-K will be amended to include audited financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash	$(2,325)	$97
Investment in securities available for sale	801	801
Other receivables		125,458
Other current assets		6,289
Total Current Assets	(1524)	132,645
Property and Equipment - full cost method
Talc mineral properties and mining equipment	_
Oil and gas properties not subject to amortization	825,426	825,426
Furniture and office equipment	320,879	320,879
Total Property and Equipment	1,143,257	1,146,305
Less: Accumulated depletion, depreciation and amortization	40,818	(37,623)
Net Property and Equipment	1,106,452	1,108,682
Investment in Securities Held as Collateral under Settlement
Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$4,204,911	$4,206,169

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$13,467,892	$9,978,135
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	931,711	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	28,441,767	24,952,010

Asset Retirement Obligation	396,407	362,855
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(169,734,562)	(164,213,395)
Accumulated other comprehensive income (loss)	1,064,962	(1,064,962)
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(23,783.984)	(20,745,840)
Total Liabilities and Stockholders' Deficiency	$28,441,767	$24,952,010

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Dec. 31, 2005	Dec. 31, 2004
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	6.347	6,678
Impairment of mineral interests and equipment	-	3,843,560
Litigation settlement expense	-
General and administrative	786,572	667,893
Total Costs and Operating Expenses	792,448	4,518,131

Other Income (Expenses)
Interest expense	(18,746)	(31,845)
Foreign exchange net gain (loss)	(64,863)	(115,734)
Equipment rental income	-
Interest income	84	602
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets	-
Net Other Income (Expense)	(83,525)	(146.977)

Loss Before Accounting Change	(875,973)	(4,665,108)

Cumulative Effect of Accounting Change	(41,894)	(392,980)

Net Loss	(917,867)	(5,058,088)

Preferred Dividends	(135,198)	(135,198)

Loss Applicable to Common Shares	$(1,053,065)	$(5,193,286)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.025)	$(0.02)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	191,207,607

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Dec. 31, 2005	Dec. 31, 2004

Cash Flows From Operating Activities
Net loss	$(875,973)	$(5,058,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5,867	6,678
Gain on sale of property and equipment	-
Foreign exchange net (gain) loss	(63,478)	(115,734)
Loss on sale of notes receivable	-	-
Cumulative effect of accounting change	41,894	392,980
Accretion of accrued settlement obligation	-
Compensation on write-down of receivable from related party	-
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Accrued settlement obligation	-
Changes in operating assets and liabilities:
Other receivables
Accrued liabilities	1.467,892	1,487,890
Accrued liabilities payable to related parties
Accrued income taxes	-	1,784
Other	-	-
Net Cash Used in Operating Activities	(1,192,874)	(3,284,550)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of assets	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Proceeds from sale of notes receivable	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	675,000
Receivable from related party	289,657	289,657
Payment on notes payable to related party	-
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-

Net Cash Provided by (Used in) Financing Activities	(965,831)	964,657

Effect of Exchange Rate Changes on Cash	(23,457)	(19,463)

Net Increase (Decrease) in Cash	(3,143)	1,576

Cash at Beginning of Period	98	841

Cash at End of Period	$(2,325)	$98

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

Business Condition — EuroGas has accumulated a deficit of $169,734,562 through December 31, 2005. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2005 and 2004 and 2003. At December 31, 2005, the Company had a working capital deficiency of $28,573,773 and a capital deficiency of $14,893,149. The Company has impaired or been forced to sell most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At December 31, 2005, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2004 and December 31, 2005 financial statements to conform to the current period presentation.

Recent Accounting Pronouncements — The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2005	December 31, 2004
Cost	$412,968	$412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$2,873,731	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$801	$1,490,058
Investment in securities held as collateral under settlement obligation	2,872,930	-
Estimated Fair Value	$2,873,731	$1,490,058

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas convert 2,391,968 Series 1995 Preferred Stock into EuroGas common shares but was effectively prevented in doing so by an agreed order with the Trustee in the McKenzie bankruptcy case described below. As a result, Oxbridge was unable to receive proceeds from the sale of the conversion shares when the average market prices and trading volume would have resulted in substantial proceeds and has made a claim against EuroGas for its losses. During 2002, EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of December 31, 2005.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Holbrook Claim — On February 9, 2001, James R. Holbrook, a documents escrow agent appointed under the Settlement Agreement, filed his Complaint of Escrow Agent for Interpleader and for Declaratory Relief against EuroGas, the Trustee and the other parties to the settlement in an action styled James R. Holbrook v. W. Steve Smith, Trustee, Kukui, Inc., EuroGas, Inc. and Kruse Landa & Maycock, L.L.C., (Adv. No. 01-3064) in the McKenzie bankruptcy cases. Under this complaint, Holbrook sought a determination of the defendants’ rights in certain EuroGas files that he had received from Kruse Landa and Maycock, former attorneys for EuroGas. Through this litigation, the Trustee sought turnover of all these files pursuit to the Settlement Agreement. EuroGas has opposed turnover of privileged materials and filed a cross-

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claim in the suit asking for a declaratory judgment that the Settlement Agreement is enforceable and that the Trustee be ordered to specifically perform his obligations under the Settlement Agreement. The Trustee filed a counterclaim requesting specific performance by EuroGas and other relief. At the direction of the court, both parties filed motions for summary judgment. On December 17, 2001, the court entered an order granting Trustee’s Motion for Summary Judgment and denying a related Motion to Strike Affidavit, which EuroGas had filed. EuroGas has appealed this order to the United States District Court for the Southern District of Texas. On September 25, 2002 the District Court entered its Opinion and Order affirming the Bankruptcy Court’s orders. On October 25, 2002 EuroGas filed a notice of appeal of the District Court’s order to the Fifth Circuit Court of Appeals. The appeal is currently pending before this Court. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee Uponcompletion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 740.000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	December 31, 2005	December 31, 2004
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
Total Notes Payable to Related Parties	256,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $234,557 and $101,084 as of December 31, 2005 and December 31, 2004, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset etirement obligation when it is incurred, which, for the Company, was when the talc mine was opened and as it is mined and when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company’s asset retirement obligations relate primarily to the obligation to reclaim property in connection with the talc mine and the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

            On March 12, 2004 the Company issued 17,000,000 shares and warrants of its common stock to TransUnited Corporation. The issuance of these shares was in the form of a private placement of $500,000 at prevailing market prices by TransUnited Corporation to reimburse an advance in the amount of $ 500.000 plus accrued interest thereon which was made directly to the Texas Trustee by the President & Chief Executive Officer of the Company in order to initiate settlement proceedings with the Texas Bankruptcy Court. However, TransUnited Corporation defaulted on the full payment of the 17.000.000 shares and the Company has put TransUnited Corporation on notice to return the shares to the company as part of the default mechanism.

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

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at December 31, 2005 and December 31, 2004, respectively.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2005	December 31, 2004
Foreign currency translation adjustments	$(115,734)	$(378,521)
Unrealized gain on investments in
securities available for sale	-	186,675
Accumulated Other Comprehensive Income (Loss)	$(115,734)	$(191,846)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31, 2005	Dec. 31, 2004
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
Accrual of preferred dividends	$101,121	$101,121
Asset retirement obligation incurred in property acquisition	140,187	140,187
Conversion of fixed-maturity securities to note receivable	-	-
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	-
Conversion of note payable	-	-
Conversion of accrued liability for salaries to officers	-	-

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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