Form 10-Q
period 2006-03-31
EUROGAS INC
filed 2006-05-19
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [           ] No [ x ]

As of June 14, 2005, the registrant had 191,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	March 31, 2006	December 31, 2005

ASSETS

Current Assets

Cash	$(2,564)	$(2,325)
Investment in securities available for sale		801
Other receivables

Other current assets
Total Current Assets	(2,564)	(1,524)

Property and Equipment - full cost method

Talc mineral properties and mining equipment	-	-

Oil and gas properties not subject to amortization	-	825,426

Furniture and office equipment	68,908	320,879

Total Property and Equipment	68,908	1,143,257

Less: Accumulated depletion, depreciation and amortization	(2,765)	(40,818)
Net Property and Equipment	66,143	1,106,452

Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930

Receivable from a Related Party	224.557	224.557
Total Assets	$3,163,630	$4,204,911

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accrued liabilities	$14,563,923	$13,467,892

Accrued settlement obligations	13,285,766	13,285,766

Accrued income taxes	224,683	931,711

Notes payable to related parties	756,398	756,398
Total Current Liabilities	18,097,976	28,441,767

Asset Retirement Obligation	425,448	396.407

Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;

2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479

Common stock, $0.001 par value; 325,000,000 shares authorized;

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213

Additional paid-in capital	144,012,186	144,012,186

Accumulated deficit	(174,933,874)	(169,734,562)

Accumulated other comprehensive income (loss)	(1,064,962)	(1,064,962)

Receivable from shareholder

Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(16,523,424)	(23,783,984)
Total Liabilities and Stockholders' Deficiency	$$18,097,976 $	28,441,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-06	31-Mar-05
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	2,356	2,245
Impairment of mineral interests and equipment	-	-
Litigation settlement expense	-	140,000
General and administrative	278,345	210.654
Total Costs and Operating Expenses	280,701	352.899

Other Income (Expenses)
Interest expense	(6,734)	(8.345)
Foreign exchange net gain (loss)	(24,485)	(36,873)
Equipment rental income		-
Interest income	-	234
Loss on sale of securities available for sale	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	(31,219)	(44.984)

Loss Before Accounting Change	(311,920)	(397.883)

Cumulative Effect of Accounting Change	(11,982)	(13,457)

Net Loss	(323,902)	(411,340)

Preferred Dividends	(34,782)	(34.782)

Loss Applicable to Common Shares	$(358,684)	$(446,122)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635

Other Compehensive Income (Loss)
Net Loss	$358,684	$446,122
Unrealized gain on investments in securities
available for sale		-
Foreign currency translation adjustments		-

Comprehensive Income (Loss)	$(358,684)	$(446,122)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-06	31-Mar-05

Cash Flows From Operating Activities

Net loss	$(358,684)	$(446.122)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	2,356	2,234
Gain on sale of property and equipment
Foreign exchange net (gain) loss	24,485	36,873
Loss on sale of notes receivable	-
Cumulative effect of accounting change
Impairment of mineral interests and equipment	-
Gain on sale of securities available for sale	-
Warrants issued for settlement cost	-
Accrued settlement obligation	-	37.555
Changes in operating assets and liabilities:
Other receivables
Accrued liabilities	279,340	282,600
Accrued liabilities payable to related parties	(294.398)	(132,476)
Net Cash Used in Operating Activities	(346,901)	(204,733)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment
Proceeds from sale of assets
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Proceeds from sale of notes receivable	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Receivable from related party	237,557	212,569
Payment on notes payable to related party
Proceeds from sale of treasury stock	-
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities	-	212,569

Effect of Exchange Rate Changes on Cash	-	(7,890)

Net Increase (Decrease) in Cash	-	(54)

Cash at Beginning of Period	98	841

Cash at End of Period	$98	$787

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2005. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

	March 31, 2006	Dec. 31, 2005

Cost	$412,968	$412,968

Gross unrealized gains	2,460,763	2,460,763

Estimated Fair Value	$2,873,731	$2,873,731

Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$801	$801

Investment in securities held as collateral under settlement obligation	2,872,930	2,872,930

Estimated Fair Value	$2,873,731	$2,873,731

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

pending before this Court. EuroGas cannot predict the outcome of these appeals, but intends to vigorously pursue the appeals to completion.

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Texas Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Texas Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. During the first part of the 4th quarter of 2005 the Bankruptcy Trustee, in the EuroGas matter, was approached to sell some of the Polish assets. On March 28, 2006 an auction was held to sell various Polish holdings to various individuals. The Bankruptcy Court agreed to the sale on March 30, 2006.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	March 31, 2006	Dec 31, 2005
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$248,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	46,113	35,080
Total Notes Payable to Related Parties	294,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $237,557 and $398,574 as of March 31, 2006 and December 31, 2005, respectively.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

NOTE 8 – SUBSEQUENT EVENTS

The Bankruptcy Trustee, representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. During the first part of the 4th quarter of 2005 the Bankruptcy Trustee, in the EuroGas matter, was approached to sell some of the Polish assets. On March 28, 2006 an auction was held to sell various Polish holdings to various individuals. The Bankruptcy Court agreed to the sale on March 30, 2006.

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

	31-Mar-06	31-Mar-05
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	2,356	2,356
Impairment of mineral interests and equipment	-
Litigation settlement expense	-
General and administrative	278,345	278,345
Total Costs and Operating Expenses	280,701	280,701

Other Income (Expenses)
Interest expense	(6,734)	(6,734)
Foreign exchange net gain (loss)	(24,485)	(24,485)
Equipment rental income
Interest income	-	-
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	(31,219)	(31,219)

Loss Before Accounting Change	(311,920)	(311,920)

Cumulative Effect of Accounting Change	(11,982)	(11,982)

Net Loss	(323,902)	(323,902)

Preferred Dividends	(34,782)	(34,782)

Loss Applicable to Common Shares	$(358,684)	$(358,684)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	191,212,635	191,212,635

Other Compehensive Income (Loss)
Net Loss	$358,684	$358,684
Unrealized gain on investments in securities
available for sale
Foreign currency translation adjustments

Comprehensive Income (Loss)	$(358,684)	$(358,684)

Three months ended March 31, 2006, compared with three months ended March 31, 2005

          Revenues. The Company had no oil and gas sales for the three months ended March 31, 2006 and for the three months ended March 31, 2005.

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $ for the three months ended March 31, 2006, compared to $ 278,345for the three months ended March 31, 2005. The increase in administrative expenses is the result of corrected expenditures relating to administrative items. Depreciation expense was $2,356 for the three months ended March 31, 2006, compared to $2,245 for the three months ended March 31, 2005.

          Other Income and Expense. Interest expense was $6,734 for the three months ended March 31, 2006, compared to $6,734 during the three months ended March 31, 2005.

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $17,800,000 as of March 31, 2006, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

          Net Loss. The Company incurred a net loss of $ for the three months ended March 31, 2006, compared to a net loss of $358,684 for the three months ended March 31, 2005. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $ in the three months ended March 31, 2006, compared to a loss of $24,485in the three months ended March 31, 2005, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

          The Company had an accumulated deficit of $164,911,474 at March 31, 2006, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2006, the Company had total current assets of $132,610 and total current liabilities of $25,647,859 resulting in a working capital deficiency of $25,515,249. As of March 31, 2005, the Company's balance sheet reflected $825,426 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If the Company is unable to establish production or resources on these properties, is unable to obtain any necessary future licenses or extensions, or is unable to meet its financial commitments with respect to these properties, it could be forced to write off the carrying value of the applicable property.

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $346,901 during the three months ended March 31, 2005.

          While the Company had a negative cash balance of $ at March 31, 2006, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

          This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words “will,” "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technicalproblems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company’s business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

          On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Texas Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 740.000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court.

Item 5. Other information

          After the auction the Company has been offered substantial working capital by interested arms-length parties. This proposed working capital would be, however, subject to the prior approval of the Bankruptcy Court and the Bankruptcy Trustee in Utah and must be dedicated solely to achieve a final settlement with Trustee Smith. Additional working capital would be available after a final settlement with Trustee Smith in order to revive the company and enable the company to make new acquisitions in the natural resources sector. The working capital funds offered to the Company would be in the form of a convertible debenture. The Company will seek expedited approval for this proposed investment from the Bankruptcy Court and the Bankruptcy Trustee.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed with this report.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4	Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Chief Fianacial Officer	Filed herewith

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference

(b)      No current reports on Form 8-K were filed during the reporting quarter.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

Date: May 16, 2006	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: May 16, 2006	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer