Form 10-Q
period 2006-06-30
EUROGAS INC
filed 2006-08-21
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other jurisdiction	(Commission File No.)	(IRS Employer
of incorporation or organization)		Identification No.)

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
Yes [   ] No [X]

As of July 31, 2006, the registrant had 191,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	June 30, 2006	December 31, 2005

ASSETS

Current Assets
Cash	$(3,518)	$(2,325)
Investment in securities available for sale		801
Other receivables
Other current assets
Total Current Assets	(3,518)	(1,524)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	825,426
Furniture and office equipment	54,831	320,879
Total Property and Equipment	54,831	1,144,781
Less: Accumulated depletion, depreciation and amortization	(1,945)	(40,818)
Net Property and Equipment	52,866	1,106,452
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557

Total Assets	$3,150,355	$4,204,911

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$15,103,421	$13,467,892
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	446,814	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	29,592,399	28,441,767

Asset Retirement Obligation	518,907	396,407
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(185,314,524)	(169,734,562)
Accumulated other comprehensive income (loss)	1,064,962	1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(41,088,342)	(23,783,984)
Total Liabilities and Stockholders' Deficiency	$29,592,399	$28,441,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	2,268	2,146	4.624	4,502
Impairment of mineral interests and equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	267,892	269,435	547,237	547,780

Total Costs and Operating Expenses	270,160	271,581	550,861	552,282

Other Income (Expenses)
Interest expense	(5,893)	(6,578)	(12,627)	(13,312)
Foreign exchange net gain (loss)	(27,847)	(18,473)	(52,332)	(42,958)
Equipment rental income	-
Interest income	-		-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(21,954)	(25,051)	(53,173)	(56,270)

Loss Before Accounting Change	(314,873)	(296,632)	(626,793)	(608,552)

Cumulative Effect of Accounting Change	(9,873)	(10,567)	(21.855)	(22,549)

Net Loss	(335,727)	(307,199)	(659,629)	(631,101)

Preferred Dividends	(34,782)	(34,782)	(69,564)	(69,564)

Loss Applicable to Common Shares	$(370,509)	$(341,981)	$(729,193)	$(700,665)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635	191,212,635	168,212,635

Comprehensive Income (Loss)

Foreign currency translation adjustments

Unrealized gain on investment in securities	-	-	-	-
available for sale

Comprehensive Income (Loss)	$(370,509)	$307,191	$(729,193)	$631,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Six Months Ended
	June 30,
	2,006	2,005
Cash Flows From Operating Activities

Net loss	$(659,629)	$(631,101)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	4.624	4,502
Gain on sale of property and equipment
Foreign exchange net (gain) loss	(52,332)	42,958
Cumulative effect of accounting change	(21.855)	22,549
Accretion of accrued settlement obligation
Compensation on write-down of receivable from related party
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Accrued liabilities	1,635,529	655,849
Accrued liabilities payable to related parties	-	-
Net Cash Used in Operating Activities	(547,263)	(289,757)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-
Receivable from related party	289,657	289,657
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	289,657	289,657

Effect of Exchange Rate Changes on Cash	(15,834)	(18,134)

Net Increase (Decrease) in Cash	(15,764)	(18,034)

Cash at Beginning of Period	(2,564)	97

Cash at End of Period	$(3,518)	$45

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

Business Condition - EuroGas has accumulated a deficit of $185,314,524 through June 30, 2006. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2005 and 2004. At June 30, 2006, the Company had a working capital deficiency of $29,588,881and a capital deficiency of $26,442,044. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2006, the Company had options outstanding that had been- previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2005 and June 30, 2005 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $1,153, liabilities of $3,748, and recognized the cumulative effect on prior years of $1,579 as an expense during the six months ended June 30, 2005, which had no effect on basic and diluted loss per common share.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2

	June 30, 2006	December 31, 2005
Cost	$484,217	$412,892
Gross unrealized gains	2,693,521	1,077,166

Estimated Fair Value	$3,177,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$-	$-
Investment in securities held as collateral
under settlement obligation	3,176,778	-
Estimated Fair Value	$3,177,738	$1,490,058

During the six months ended June 30, 2006, the Company made no sales or purchases of investment securities.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US

Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction, which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

NOTE 4

	June 30, 2006	December 31, 2005
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,234	35,080
Total Notes Payable to Related Parties	256,519	253,365

NOTE 5 - RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $224,557and $237,557as of June 30, 2006 and December 31, 2005, respectively.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at June 30, 2006:

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inc. and Belmont Resources Ltd.. To date EuroGas, Inc. owes approximately $1,200,000 as well as $250,000 in advance royalties in order to complete the purchase of 57% of Rozmin s.r.o..

In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that the concession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company was be forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

Litigation – The principal portion of the Company's active litigation involves matters relating to the Company's acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability – EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at June 30, 2006. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority. In August of 2005 GrobeGas, BV was stricken from the Registry in the Netherlands, this has put the GlobeGas issue to rest.

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

Lease commitments – The Company leases office facilities from various leasers in Vienna and Vancouver. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease is on a month-to-month basis.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

The Bankruptcy Trustee, representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. On March 28, 2006, the Bankruptcy Trustee involved with the EuroGas, Inc. involuntary bankruptcy, held an auction to sell the following Polish asset GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., These assets were sold under order of the Bankruptcy court to various companies.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	2,268	2,146	4.624	4,502
Impairment of mineral interests and
equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	267,892	269,435	547,237	547,780

Total Costs and Operating Expenses	270,160	271,581	550,861	552,282

Other Income (Expenses)
Interest expense	(5,893)	(6,578)	(12,627)	(13,312)
Foreign exchange net gain (loss)	(27,847)	(18,473)	(52,332)	(42,958)
Equipment rental income		-		-
Interest income	-	-	-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(21,954)	(25,051)	(53,173)	(56,270)

Loss Before Accounting Change	(314,873)	(296,632)	(626,793)	(608,552)

Cumulative Effect of Accounting Change	(9,873)	(10,567)	(21.855)	(22,549)

Net Loss	(335,727)	(307,199)	(659,629)	(631,1010)

Preferred Dividends	(34,782)	(34,782)	(69,564)	(69.564)

Loss Applicable to Common Shares	$(370,509)	$(341,981)	$(729,193)	$(700,665)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635	191,212,635	168,212,635

Comprehensive Income (Loss)
Net loss	$(370,509)	$(307,191)	$(729,193)	$(631,101)
Foreign currency translation adjustments	-	-	-	-
Unrealized gain on investment in securities
available for sale	-	-	-	-

Comprehensive Income (Loss)	$(370,509)	$(307,191)	$(729,193	$(631,101)

Three months ended June 30, 2006 compared with three months ended June 30, 2005

            Revenues. The Company had no oil and gas sales for the three months ended June 30, 2006 and for the three months ended June 30, 2005

           Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $267,892 for the three months ended June 30, 2006 compared to $269,435 for the three months ended June 30, 2004. The slight decrease in administrative expenses is the result of minor changes of expenditures relating to administrative items. Depreciation expense was $2,268 for the three months ended June 30, 2006 compared to $ 2,146 for the three months ended June 30, 2005

           Other Income and Expense. Interest expense was $5,893 for the three months ended June 30, 2006 compared to $6,578 during the three months ended June 30, 2005

           Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,300,000 as of June 30, 2006 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

           Net Loss. The Company incurred a net loss of $335,727 for the three months ended June 30, 2006 compared to a net loss of $307,199 for the three months ended June 30, 2006 The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

           Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $27,847in the three months ended June 30, 2006 compared to a loss of $ 18,473 in the three months ended June 30, 2005 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2006 compared with Six months ended June 30, 2005

           Revenues. The Company had no oil and gas sales for the six months ended June 30, 2006and for the six months ended June 30, 2005

           Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

General and administrative expenses were $547,237for the six months ended June 30, 2006 compared to $547,780 for the six months ended June 30, 2005 The slight decrease in administrative expenses is the result of reduced expenditures relating to administrative items, telephone and legal charges. Depreciation expense was $4.624for the six months ended June 30, 2006 compared to $4,502for the six months ended June 30, 2005

           Other Income and Expense. Interest expense was $12,627 for the six months ended June 30, 2006 compared to $13,312 during the six months ended June 30, 2005

           Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,200,000 as of June 30, 2006 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

           The Company had an accumulated deficit of $185,314,524 at June 30, 2006 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2006 the Company had total current assets of $3,150,355 and total current liabilities of $29,592,399 resulting in a working capital deficiency of $26,442,044. As of June 30, 2006 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of Polish properties by Bankruptcy court..

           Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $547,263 during the six months ended June 30, 2006

           While the Company had a negative amount of cash of $(3,518) at June 30, 2006 it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

           This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company's business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement provides for EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset,

GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction, which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors.

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