Form 10-Q
period 2006-09-30
EUROGAS INC
filed 2006-11-27
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [   ] No [X]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

As of November 15, 2006, the registrant had 191,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	Sept. 30,	December 31,
	2006	2005

ASSETS

Current Assets
Cash	$(4,518)	$(2,325)
Investment in securities available for sale		801
Other receivables
Other current assets
Total Current Assets	(4,518)	(1,524)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	825,426
Furniture and office equipment	54,831	320,879
Total Property and Equipment	54,831	1,144,781
Less: Accumulated depletion, depreciation and amortization	(1,945)	(40,818)
Net Property and Equipment	52,866	1,106,452
Investment in Securities Held as Collateral under Settlement
Obligation	2,872,930	2,872,930
Receivable from a Related Party	224,557	224,557
Total Assets	$3,149,355	$4,204,911

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$15,103,421	$13,467,892
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	446,814	931,711
Notes payable to related parties	756,398	756,398
Total Current Liabilities	29,592,399	28,441,767

Asset Retirement Obligation	518,907	396.407
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(185,314,524)	(169,734,562)
Accumulated other comprehensive income (loss)	1,065,962	1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(41,088,342)	(23,783,984)
Total Liabilities and Stockholders' Deficiency	$29,592,399	$28,441,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months Ended		For the Six Months Ended
	Sept. 30,		June 30,
	2006	2005	2006	2005
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	2,268	2,146	4.624	4,502
Impairment of mineral interests and equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	7,892	269,435	547,237	547,780

Total Costs and Operating Expenses	10,160	271,581	550,861	552,282

Other Income (Expenses)
Interest expense	(0)	(6,578)	(12,627)	(13,312)
Foreign exchange net gain (loss)	(0)	(18,473)	(52,332)	(42,958)
Equipment rental income	-
Interest income	-		-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(0)	(25,051)	(53,173)	(56,270)

Loss Before Accounting Change	(10,160)	(296,632)	(626,793)	(608,552)

Cumulative Effect of Accounting Change	(0)	(10,567)	(21.855)	(22,549)

Net Loss	(10,160)	(307,199)	(659,629)	(631,101)

Preferred Dividends	(34,782)	(34,782)	(69,564)	(69,564)

Loss Applicable to Common Shares	$(10,160)	$(341,981)	$(729,193)	$(700,665)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	168,212,635	191,212,635	168,212,635

Comprehensive Income (Loss)

Foreign currency translation adjustments

Unrealized gain on investment in securities	-	-	-	-
available for sale

Comprehensive Income (Loss)	$(0)	$307,191	$(729,193)	$631,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Six Months Ended
	Sept. 30,
	2006	2005
Cash Flows From Operating Activities

Net loss	$(10,160)	$(631,101)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation		4,502
Gain on sale of property and equipment
Foreign exchange net (gain) loss		42,958
Cumulative effect of accounting change		22,549
Accretion of accrued settlement obligation
Compensation on write-down of receivable from related party
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Accrued liabilities	1,635,529	655,849
Accrued liabilities payable to related parties	-	-
Net Cash Used in Operating Activities		(289,757)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-
Receivable from related party	289,657	289,657
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities		289,657

Effect of Exchange Rate Changes on Cash	(15,834)	(18,134)

Net Increase (Decrease) in Cash	(16,764)	(18,034)

Cash at Beginning of Period	(3,518)	97

Cash at End of Period	$(4,518)	$45

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2005. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 as the company has been totally inactive due to the Chapter 7 Bankruptcy situation.

Business Condition - EuroGas has been inactive since the Company was put in Chapter 7 (Involuntary Bankruptcy) by one of its US creditors and has accumulated a deficit of $185,314,524 through September 30, 2006. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2005 and 2004. At September 30, 2006, the Company had a working capital deficiency of $29,588,881and a capital deficiency of $26,442,044. The Company has impaired most of its oil and gas properties and the remaining assets have been put under the control of a Bankruptcy Trustee. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon the US Bankruptcy Court in Salt Lake City, Utah, releasing the Company from Chapter 7 and furthermore management afterwards obtaining financing for exploration, development and production for new properties. In addition, if exploration or evaluation of any property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation. Since all assets of the Company were sold at an auction held by the US Bankruptcy Trustee in March 2006 proceeds in the amount of appr. $ 800.000 are to distributed by the Bankruptcy Trustee once he files his Final Report with the Bankruptcy Court in Salt Lake City and the presiding Judge approves of this Report.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2
	Sept. 30, 2006	December 31, 2005
Cost	$(0)	$412,892
Gross unrealized gains	1,293,521	1,077,166

Estimated Fair Value	$2,377,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$-	$-
Investment in securities held as collateral
under settlement obligation	2,377,738	-
Estimated Fair Value	$2,377,738	$1,490,058

During the nine months ended September 30, 2006, the Company made no sales or purchases of investment securities.

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

NOTE 4

	September 30,
	2006	December 31, 2005
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	40,334	35,080
Total Notes Payable to Related Parties	258,619	253,365

NOTE 5 - RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $258,619 and $253,365 as of September 30, 2006 and December 31, 2005, respectively.

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

		Liquidation Preference		Annual Dividend Requirement
	Shares
		Per
Designation	Outstanding	Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Netherlands Tax Liability – EuroGas' subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at June 30, 2006. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority. In August of 2005 GlobeGas, BV was stricken from the Registry in the Netherlands, this has put the GlobeGas issue to rest.

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

Lease commitments – The Company abandoned its office facilities from various leasers in Vienna, Austria and Vancouver for lack of working capital and because of the Chapter 7 bankruptcy situation. Except for Vancouver, the office leases were on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease was on a month-to-month basis but has since been abondoned by the lessor.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS The Houston Bankruptcy Trustee representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. On March 28, 2006, the Bankruptcy Trustee involved with the EuroGas, Inc. involuntary bankruptcy, held an auction to sell the following Polish asset GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., These assets were sold under order of the Bankruptcy court to various companies. In November 2006 the Bankruptcy Trustee has filed his Final Report for the Chapter 7 Bankruptcy Proceedings, has distributed the proceeds received from the March 28, 2006 auction to various creditors of the company and the Utah Bankruptcy Court has accepted the Trustee's report. The company therefore has been effectually released from Chapter 7 Bankruptcy and according to a statement from the US Bankruptcy Trustee management is now back in control of the company. Therefore management's main objective is now to seek a final settlement with its major creditor, the Houston based Bankruptcy Trustee for McKenzie et al, as a pre-condition to obtain financing from certain interested parties as well as pursuing the acquisition of new natural resources assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General – The Company was primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, talc and other minerals. The Company had acquired interests in several large exploration concessions and was in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. The Company was also involved in a planning-stage co-generation and mineral reclamation project. Due to the auction sale of all of its assets the company currently has no assets. Management has therefore taken the stand to keep the company on an "as-is" basis until a settlement solution has been found with its creditors. The company has been approached by several interested groups in Europe which would be prepared to fund a settlement with its creditors, finance the company thus enabling the company to acquire new assets in the natural resource business once the Bankruptcy Court in Salt Lake City has released the company from Chapter 7 and a settlement with its creditors is achieved. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

          When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc. and its wholly owned subsidiaries.

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended September 30, 2006 and June 30, 2005, respectively.

	For the Three Months Ended		For the Six Months Ended
	Sept. 30,		June 30,
	2006	2005	2006	2005

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	(0)	2,146	4.624	4,502
Impairment of mineral interests and
equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	(0)	269,435	547,237	547,780

Total Costs and Operating Expenses	(0)	271,581	550,861	552,282

Other Income (Expenses)
Interest expense	(3,893)	(6,578)	(12,627)	(13,312)
Foreign exchange net gain (loss)		(18,473)	(52,332)	(42,958)
Equipment rental income		-		-
Interest income	-	-	-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	(0)	(25,051)	(53,173)	(56,270)

Loss Before Accounting Change		(296,632)	(626,793)	(608,552)

Cumulative Effect of Accounting
Change		(10,567)	(21.855)	(22,549)

Net Loss	(10.160)	(307,199)	(659,629)	(631,1010)

Preferred Dividends	(34,782)	(34,782)	(69,564)	(69.564)

Loss Applicable to Common Shares	$(10.160)	$(341,981)	$(729,193)	$(700,665)

Basic and Diluted Loss Per Common
Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average
Common
Shares Outstanding	191,212,635	168,212,635	191,212,635	168,212,635

Comprehensive Income (Loss)
Net loss	$(10.160)	$(307,191)	$(729,193)	$(631,101)
Foreign currency translation adjustments	-	-	-	-
Unrealized gain on investment in securities
available for sale	-	-	-	-

Comprehensive Income (Loss)	$(10.160)	$(307,191)	$(729,193)	$(631,101)

Three months ended June 30, 2006 compared with three months ended June 30, 2005

          Revenues. The Company had no oil and gas sales for the three months ended September 30, 2006 and for the three months ended September 30, 2005

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $ 0 for the three months ended September 30, 2006 compared to $269,435 for the three months ended June 30, 2005. The decrease in administrative expenses is the result of the corporate inactivity of the company due to the Chapter 7 Bankruptcy. All administrative items were carried at $ 0.

          Other Income and Expense. Interest expense was $3,893 for the three months ended September 30, 2006 compared to $6,578 during the three months ended June 30, 2006.

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

          Net Loss. The Company incurred a net loss of $ 10.160 for the three months ended September 30, 2006 compared to a net loss of $307,199 for the three months ended June 30, 2006. The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2006 compared with Six months ended June 30, 2005

          Revenues. The Company had no oil and gas sales for the snine months ended September 30, 2006and for the six months ended June 30, 2005

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $547,237 for the nine months ended September 30, 2006 compared to $547,780 for the six months ended June 30, 2005 The slight decrease in administrative expenses is the result of reduced expenditures relating to administrative items, telephone and legal charges. Depreciation expense was $4.624 for the six months ended June 30, 2006 compared to $4,502for the six months ended June 30, 2005. Since the company was inactive no provisions were carried forward from June 30, 2006 until September 30, 2006.

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

Capital and Liquidity

          The Company had an accumulated deficit of $185,314,524 at September 30, 2006 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2006 the Company had total current assets of $3,150,355 and total current liabilities of $29,592,399 resulting in a working capital deficiency of $26,442,044. As of September 30, 2006 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of the company's Polish properties by the Bankruptcy Court.

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $547,263 during the six months ended June 30, 2006.

          While the Company had a negative amount of cash of $(3,518) at June 30, 2006 it has substantial short-term and long-term financial commitments. Many of the Company's projects were long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

EUROGAS, INC.
(Registrant)

November 22, 2006	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

November 22, 2006	By	/s/ Andreas Danicek
Andreas Danicek
Interim Chief Financial Officer