Form 10-K
period 2006-12-31
EUROGAS INC
filed 2007-07-06
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other	(Commission File	(IRS Employer
jurisdiction	No.)	Identification No.)
of incorporation or
organization)

142-757 West Hastings Suite # 209 Vancouver, B.C. Canada V6C 1A1
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (604) 339-4912

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K

		PAGE
	PART I
Item 1.	Business	1

Item 2.	Property	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	16

	PART II
Item 5	Market for Registrant's Common Stock and Related Stockholder Matters	17
Item 6.	Selected Financial Data	18
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 8.	Financial Statements and Supplementary Data	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

	PART III
Item 10.	Directors and Executive Officers of the Registrant	23
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13.	Certain Relationships and Related Transactions	30
Item 14.	Controls and Procedures	30

	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31
	Documents Filed
	1. Financial Statements
	2. Financial Statement Schedule
	3. Exhibit List
	Reports on Form 8-K
	Exhibits
	Financial Statement Schedules
SIGNATURES		38

PART I

This Annual Report on Form 10-K for the year ended December 31, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

Item 1.	Business

General

     We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, and crude oil . We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

     When used herein, “we”, the “Company” and “EuroGas” includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas GmbH Austria, . Any reference to other previously owned subsidiaries is no longer valid with the Bankruptcy sale early in 2006 stripping the company of certain.

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

Activities in Poland (EuroGas, Inc no longer holds any concessions or projects in Poland)

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

Disclosure of Oil and Gas Operations

     Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2006 or December 31, 2005.

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

Employees

     As of December 31, 2006, we had two administrative employees. In addition, we use the services of consultants to the Company. These employees include Wolfgang Rauball, and Hank Blankenstein. Messrs. Rauball, works out of Europe, and Mr. Blankenstein works mainly out of Canada and partly in the United States. Mr. Andraczke resigned his positions related to the Polish holdings during March of 2006. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

     We have incurred significant losses since inception, which have resulted in an accumulated deficit of $ (189,365,764) at December 31, 2006. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

     In general, we have had the right to conduct basic exploration on all concessions or fields in which we have an interest. However, in order to drill for, recover, transport or sell any gas or other hydrocarbons, we will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of most such permits and licenses will be contingent upon the consent of national and local governments having jurisdiction over the production area, which entities have broad discretion in determining whether or not to grant permits and licenses. Moreover, even if obtained, such licenses, permits, and agreements will generally contain numerous restrictions and require payment by us of a development/exploration fee, typically based on the market value of the economically recoverable reserves. The amount of a fee and other terms of any such license, permit, or agreement will affect the commercial viability of any extraction project. We can provide no assurance that we will be able to obtain the necessary licenses, permits, and agreements. Even if we do obtain such items, the associated costs, delays and restrictions may significantly affect our ability to develop the affected project.

     Our projects may never begin producing valuable hydrocarbons.

     None of the projects in which we own an interest is presently producing gas or other hydrocarbons. Texaco drilled and abandoned test wells on the concession in Poland in which we had an interest, and we have drilled test wells on our Slovakia concessions. None of these wells has been developed or commenced production, and we can provide no assurance that any of our projects will at any time commence production of any valuable resource.

     We are dependent upon certain officers, key employees, and consultants, the loss of which would adversely affect our ability to continue in business.

     We are dependent on the services of Wolfgang Rauball (Chairman and Chief Executive Officer), Hank Blankenstein (Chief Financial Officer). We are We have not entered into employment agreements with any of these individuals, and do not maintain key-man life insurance on any EuroGas employees.

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

     We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2006, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of $0.0. EuroGas has been forced because of the Bankruptcy to write off any capitalized cost associated with the assets that were sold during the Bankruptcy procedures.

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

     Most of the approximately 191,212,635 shares of common stock issued and outstanding as of April 30, 2007 are free trading or are eligible for resale under Rule 144 under the Securities Act. In addition, we have agreed to file a registration statement to register a significant number of shares for resale. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     We have a substantial number of warrants, options and debentures outstanding, the exercise of which would result in substantial dilution to existing shareholders and the existence of which adversely affects the public market price of our common stock.

     As of December 31, 2006, there are outstanding warrants and options to purchase up to 39,342,858 shares of common stock at exercise prices ranging from $0.15 to $0.55 per share. The existence of these outstanding warrants and options may hinder our future equity offerings, and the exercise of these warrants and options would further dilute the interests of all of our shareholders. Future resale of the shares of common stock issuable on the exercise of warrants and options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2006, there were 191,212,635 shares of common stock and 2,392,228 shares of preferred stock issued and outstanding. Also at December 31, 2006, there were 39,342,858 shares of common stock reserved for issuance upon the exercise or conversion of outstanding warrants, options, and similar rights to acquire common stock. The timing of the exercise of conversion rights or the purchase rights under options, warrants or similar agreements is outside the control of the Company. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our existing shareholders and may dilute the book value of the common stock.

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

Except for Vancouver, the office leases were on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease was on a month-to-month basis but has since been abandoned by the lessor.

Item 3.	Legal Proceedings

     The principal portion of the Company’s previous litigation, as described in the following six paragraphs, involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland). This litigation is being brought by Steve Smith, Chapter 7 Trustee (the “Trustee”) for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court, for the Southern District of Texas, Houston Division.

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

In October 1999, the Trustee filed a Motion for Leave to Amend and Supplement Pleadings and Join Additional Parties in the consolidated adversary proceedings, seeking to add new parties,

including Wolfgang and Reinhard Rauball and assert additional causes of action against EuroGas and the other defendants in this action. These new causes of action include claims for damages based on fraud, conversion, breach of fiduciary duties, concealment and perjury. These causes of action claim that the Company and certain of its officers, directors or consultants cooperated or conspired with the McKenzies to secret or conceal the proceeds from the sale of the Polish Concession from the Trustee. In January 2000, this motion was granted by the bankruptcy court. The Company is vigorously defending this suit. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). These motions are currently pending before the Court. No trial date has been set In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants’ alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court. On March 18, 2002, the court considered motions to dismiss filed by EuroGas and the Rauballs (other named defendants). On September 10, 2002, the Court entered an Order which required the Trustee to specify the causes of action asserted against each Defendant. A few days prior to this Order, the Trustee filed his Second Motion for Leave to Amend and Supplement Pleadings and to Drop Certain Defendants (the “Second Motion”). On October 21, 2002, EuroGas and other Defendants filed their Response to the Second Motion. On November 11, 2002, the Trustee filed his Motion and Reply to this Response under which, in part, Trustee sought court approval to file a Third Amended Complaint. On March 13, 2003 the Court entered and Order Granting Trustee’s Motion for Leave to Amend. On March 13, 2003 the Trustee filed his Third Amended Complaint, which is now styled Steve Smith, Trustee v. Harven Michael McKenzie, McKenzie Methane Poland, Inc., EuroGas, Inc., Wolfgang Rauball, Reinhard Rauball, MCK Development, B.V., Claron, N.V., Jeffrey, Ltd. and Okibi N.V. (Adv. No. 97-4114 and 97-4115). As to EuroGas, the Third Amended Complaint asserts claims for breach of contract, fraud in the inducement, conspiracy, aiding and abetting civil conspiracy, fraudulent transfer and punitive damages. As to Wolfgang and Reinhard Rauball, the Third Amended Complaint asserts claims for turnover under Sections 542 and 543 (Reinhard Rauball only) of the Bankruptcy Code, conversion, post-petition avoidable transfers, civil conspiracy, aiding and abetting civil conspiracy and punitive damages. The Company has recently filed a Motion to Dismiss the Third Amended Complaint. At present, no trial date has been set.

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

On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court sytem The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement.

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

Market Information and Holders

     Our common stock is quoted on the Pink Sheet trading organization under the symbol “EUGS.PK” and is traded on the Berlin stock exchanges under the symbol EUG.B respectively. As of April 30, 2007, there were 191,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 3,100 beneficial owners, including shares of common stock held in street name.

     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

Fix this section

	High Bid	Low Bid

Year Ended December 31, 2005
Quarter ended March 31, 2005	$0.03	$0.01
Quarter ended June 30, 2005	0.02	0.01
Quarter ended September 30, 2005	0.02	0.01
Quarter ended December 31, 2005	0.022	0.01

Year Ended December 31, 2006
Quarter Ended March 31, 2006	0.03	0.01
Quarter Ended June 30, 2006	0.03	0.01
Quarter Ended September 30, 2006	0.02	0.01
Quarter Ended December 31, 2006	0.02	0.01

     The liquidity of our common stock may be limited, and the reported price quotes may not be indicative of prices that could be obtained in actual transactions. On March 31, 2007, the high and low bids for our common stock on the

Dividends

     We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2006, 2005 and 2004, respectively. Of this amount, zero was paid in 2006, zero was paid in 2005, zero was paid in 2004, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2006, the Company issued No additional Securities

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

Statement of Operations Data

		Year Ended December 31,
	2006	2005	2004	2003	2002

	$-	$-	$-	$5,074	$88,937

Loss per Common	$11,388	$875,973	$5,058,088	$18,551,994	$5,475,654
Share
	$0.0	$0.00	$0.026	$0.04	$0.50

Balance Sheet Data
	At December 31,
	2006	2005	2004	2003	2002

Total Assets	3,149,355	$4,202,586	$4,206,169	$9,417,748	$16,110,130

Long-Term	$0	$0	$0	$0	$1,788,294
Obligations
Cash Dividends
per Common	$0	$0	$0	$0	$0
Share

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

  Focus our efforts on projects in Central Europe and Canada. We will concentrate our financial and management resources on Central Europe (Poland). Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our North American Headquarters and our Central European Headquarters.

     In summary, the outlook, based on our strategic approach, is simple. We intend to fund development of the oil and gas projects in Central and Eastern Europe. Further, we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an exploration concern to a significant cash flow-producing resource company.

Results of Operations—Fiscal Years 2006, 2005 and 2004

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended December 31,
	2006	2005	2004
Oil and Gas Sales	$-	$-	5,074
Oil and gas production	-	-	-
Impairment of mineral interests and	-	-
equipment			3,843,560
Depreciation, depletion and
amortization	3,123	5,876	6,678

Settlement costs		-
	-
General and administrative
	8,215	786,572	667,893

Total Costs and Operating Expenses	11.338	792,448	4,518,131

Other Income (Expenses)	-
Interest Income	-	84
			602
Other Income	-	-	-
Interest expense	-	(18,746)	(31,845)
Net Gain (loss) on sale and
impairment of securities and	-	-	-
equipment
Foreign exchange net gains (losses)		(64,863)	(146,977)

Minority interest in income of	-	-	-
subsidiary

Total Other Income (Expense	-	(83,525)	(238,227)

Net Loss

	$(11,388)	$(875,973)	$(5,058,088)
Basic and Diluted Loss Per Common
Share	$(0.001)	$(0.021)	$(0.026)
Weighted Average Number of
Common Shares Used in Per Share
Calculation
	191,212,635	191,212,635	191,207.607

     Revenues. Prior to 1998, we had not generated any revenues from oil and gas sales. As a result of our acquisition of the controlling interest in Big Horn, our results of operations for 2002 and 2001 reflect oil and gas sales of approximately $88,937 and $6,395,037, respectively. As a result of the Company’s sale of its controlling interest in Big Horn and the non-consolidation of Big Horn thereafter, the Company had no oil and gas sales since 2002.

     Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $0 in 2006, and $0 in 2005. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2005, we had no oil and gas operating expenses.

     General and administrative expenses were $8,215 for 2006, compared with $786,572 for 2005 and $ 667,893 in 2004. The decrease in 2006 from the level previous year was due primarily to the decrease of litigation and general office expenses. Depreciation, depletion and amortization expenses were $3,123 for 2006 compared to $5,876 for 2005 and $6,678 during 2004 . The decrease in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.

     Impairment of mineral interests and expenses totaled $0 for 2006, $0 in 2005, and, $ 3,843,560 in 2004. The principal factor that contributed to the decrease in impairment expenses from 2006 through 2005 was the impairment during the year 2005 of the Slovakian Talc project as compared to larger impairments in earlier years.

     Settlement costs for financial statement purposes increased from $1,690,947 in 2004 to $13,285,766 in 2005 to no change in 2006.

     Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $183,472,700 at December 31, 2006, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     Net Loss. We incurred net losses from operations of approximately $ 11,388, $875.973 and $5.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively. After preferred dividends, the loss applicable to common shares was approximately $..001 million, $.9 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004 , respectively. These losses were due in part to the absence of revenues, combined with continued administrative expenses.

     Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2006 we recognized no loss because of currency transactions. In 2006, the loss was $0. this is mainly due to lack of any business while the bankruptcy proceedings were under way.. In 2005, we had a loss of $111,352 as a result of currency transactions. We had a cumulative foreign currency translation adjustment of $1,457,263 as of December 31, 2006. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     We had an accumulated deficit of $189,365,764 as of December 31, 2006, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2006, we had total current assets of approximately $3.1 million and total current liabilities of approximately $28 million resulting in negative working capital of approximately $25 million. As of December 31, 2006, our balance sheet reflected approximately $0 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $0 and $0, during the years ended December 31, 2006 and 2005, respectively, and provided ($965,831) during the year ended December 31, 2006. This net cash has been used principally to fund net operating losses of approximately $,9, $5.1 million and $18.5 million during those three years. Our operating activities used ($1.1) million of net cash during the year ended December 31, 2006 and $3.3 million in the year ended December 31, 2005, and provided net cash of approximately $0 million during the year ended December 31, 2005. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0, $0.9 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2006, 2005 and 2004, respectively, of which approximately $0, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

     While we had no cash on hand of as of December 31, 2006, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Certain Information Regarding Executive Officers, Directors and Control Persons

     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2006, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

Name	Age	Positions with the	Term of Office
		Company

Wolfgang Rauball	61	Director, Chief Executive	November 2000 - Present
		Officer
Andreas Danicek	29	Director	December 2003 - Present
Hank Blankenstein	65	Director, Chief Financial	May 2002 - Present
		officer
Michael Slater	57	President	February 2002 - February
			2005

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

     Hank Blankenstein. Mr. Blankenstein was appointed a director and chief financial officer of the Company in May of 2002. Mr. Blankenstein,, served as a director and financial vice president of the Company from 1995 until 2000. Mr. Blankenstein has more than 30 years experience at various levels of management. From April 2000 until his appointment to the board and CFO, Mr. Blankenstein was involved in several real estate development projects. Mr. Blankenstein holds a Bachelor of Science degree in Finance and Banking from Brigham Young University.

     Michael J. Slater. Mr. Slater was appointed as president of the Company in February of 2002. Mr. Slater has spent the last 25 years working for Texaco in various technical positions. His most recent responsibility was as Vice-President, Negotiations, Texaco Exploration. He worked on and developed exploration projects in Europe, the former Soviet Union (“FSU”), the North Sea and Africa with emphasis on Eastern Europe and the FSU. He held that position from October 1995 until joining the Company. Mr. Slater holds a BS in Geology from Kings College, London and a PhD in geology from Cambridge University. Mr. Slater resigned after his contract ran out in February of 2005.

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

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payo
							uts
					Restrict	Securiti
				Other	ed	es
				Annual	Stock	Underlyi	LTIP	All Other
Name and		Salary		Compensa	Awards	ng	Payou	Compensat
Principal	Year	($)	Bonus	tion	($)	Options/	ts	ion
Position			($)	($)		SARs	($)	($)
						(#)

Wolfgang	200	$300,0	Nil	Nil		-
Rauball	6	00				50,000
President,	200	$300,0
CEO (1)	45	00
	200	$300,0
	4	00
	200	$300,0
	3	00

Michael Slater	200	$0	Nil	Nil

					Long-Term Compensation
		Annual Compensation			Awards	Payo
						uts
President (2)	6	$66,66
	200	67
	5	$400,0
	200	00
	4
	200	$400,0
	3	00

Hank	200	$180,0	Nil	Nil
Blankenstein	6	00
Chief	200	$180,0
Financial	5	00
Officer (3)	200	$180,0
	4	00
	200	$180,0
	3	00

(1)	Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.

(2)	Mr. Slater became an officer of the Company in February 2002 , his contract expired in 2005 and he is no longer associated with the Company.

(3)	Mr. Blankenstein became an officer and Director of the Company in May 2002.

(4)	Mr. Danicek became a director in December of 2003

(5)

Since the Company has had no cash to pay salaries during the past 5years it may offer stock in the company in place of normal salaries if those salaries due certain officers and directors is not paid in the near future.

Option Grants in Last Fiscal Year

     No options were granted to the Named Officers during 2006.

Executive Employment and Consulting Arrangements

     On February 5, 2002, EuroGas entered into an employment agreement with its new President. The three-year agreement, which expired in February of 2005 and was not renewed, provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     As of December 31, 2006, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2006, included:

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

     General. Management compensation is overseen by the Board of Directors. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer, Mr. Heinz and Mr. Fontana have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2006.

     Compensation Objectives. In determining the amount of compensation for our executive officers, the Board is guided by several factors. Because we have only two employees, compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance stockholder value. Historically, we have compensated senior management based on the perceived contribution to the development of our operations, consisting principally of salaries believed to reflect their contributions. In addition, because we have only recently begun to generate revenues from operations and have attempted to preserve capital for development of our business and operations, we have used stock options as a form of compensation for executive officers. The use of stock options is designed to align the interests of the executive officers with the long-term interests of EuroGas and to attract and retain talented employees who can enhance our value. Although certain members of the Board are also executive officers, none participates in the determination of his own compensation.

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

     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2004, 2005 and 2006, the Board did not pay bonuses to any executive officers. The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients’ current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, EuroGas. No new opition plans have been approved at this time.

     Chief Executive Compensation. Mr. Rauball had a salary of $300,000 as a director and CEO and Mr. Hank Blankenstein had a salary of $180,000 as a Director and CFO. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2005 and 2006 fiscal years. The Company has not had any funds to compensate it officers for at least the last 5 years and is looking towards using company common stock to pay these individuals.

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

Respectfully submitted,
Wolfgang Rauball
Andreas Danicek
Hank Blankenstein

Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 2001 and ending December 31, 2006, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

     The performance graph assumes that $100 was invested at the market close on December 31, 2001 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]
Total Return Analysis
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
EuroGas	$100.00	$12.28	$7.00	$1.52	$0.65	$.03

Dow Jones US Oil	$100.00	$92.03	$129.20	$88.34	$145.78	$152.83
Companies
Secondary Index
(symbol: OIS)
NASDAQ Composite	$100.00	$78.33	$134.00	$123.67	$135.89	$142.75

Item 12.	Security Ownership of Certain Beneficial Owners and Management

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

The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of March 31, 2006 (1)

Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options &	Ownersh	Percent(3)
		Warrants(2)	ip
Wolfgang Rauball (4)	19,671,429	21,428,572	41,100,001	26%
CEO, Chairman &
Director

Andreas Danicek	Nil	Nil	Nil	0
Director

Hank Blankenstein,	Nil	Nil	Nil	0
Director

All officers and directors
as a group (5 persons)
	19,671,429	22,028,572	41,700,001	26%

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

     During 2005 and 2006 monies were proved by a third party shareholder as a loan to the company to keep it solvent. This amounted to approximately $100,000 US over the two year period.

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

A.	Consolidated Balance Sheets at December 31, 2006 and 2005

B.	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

C.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2005 and 2004.

F.	Notes to Consolidated Financial Statements

2.	Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

Exhibit
Number	Title of Document	Location

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

Exhibit
Number	Title of Document	Location

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended

Exhibit
Number	Title of Document	Location
December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No.

Exhibit
Number	Title of Document	Location
10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-

Exhibit
Number	Title of Document	Location
92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

Exhibit
Number	Title of Document	Location

21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

* Incorporated by reference

(b)	Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2006, we did not file any reports on Form 8K.

(c)	Exhibits

     Exhibits to this Report are attached following Page F-1 hereof.

(d)	Financial Statement Schedules

     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROGAS, INC.
(Registrant)

By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

By	/s Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer

DATE: June 15,2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	June 23, 2007
Wolfgang Rauball, Director

/s/ Andreas Danicek	June 23, 2007
Andreas Danicek , Director

/s/ HankBlankenstein	June 23, 2007
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

EUROGAS, INC. AND SUBSIDIARIES
COND ENSED CONSOLIDATED BALANCE SHEETS
(UNAU DITED)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$(4,923)	$(2,325)

Investment in securities available for sale	801	801
Other receivables
Other current assets	-
Total Current Assets	(4,122)	(1524
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	825,426
Furniture and office equipment	500	320,879
Total Property and Equipment	500	1,146,305
Less: Accumulated depletion, depreciation and amortization	25	(37,623)
Net Property and Equipment	475	1,108,682
Investment in Securities Held as Collateral under	2,872,930
Settlement Obligation		2,872,930
Receivable from a Related Party	224,557	224,557

	$3,093,890	$4,206,169

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	16,235,801	$13,467,892

Accrued settlement obligations	12,285,786	13,285,766
Accrued income taxes	512,845	931,711
Notes payable to related parties	856,398	806,398
Total Current Liabilities	29,890,830
		28,441,767

Asset Retirement Obligation	518,907	396,407
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares
authorized;
2,392,228 shares outstanding; liquidation preference:	350,479	350,479
$499,197
Common stock, $0.001 par value; 325,000,000 shares
authorized;
191,212,635 shares and 171,212,635 shares issued,	191,213	191,213
respectively

Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(189,365,764)	(169,734,562)
Accumulated other comprehensive income (loss)	1,064,962	(1,064,962)
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(43,476,853)	(23,783.984)

Total Liabilities and Stockholders' Deficiency
	$29,890,830	$28,441,767

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Dec. 31, 2006	Dec. 31, 2005
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	3,123	6.347
Impairment of mineral interests and equipment	-
Litigation settlement expense	-
General and administrative	8,215	786,572

Total Costs and Operating Expenses	11,338	792,448

Other Income (Expenses)
Interest expense	0	(18,746)
Foreign exchange net gain (loss)	0	(64,863)
Equipment rental income	-
Interest income	0	84
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets	-
Net Other Income (Expense)	0	(83,525)

Loss Before Accounting Change	11,388	(875,973)

Cumulative Effect of Accounting Change	0	(41,894)

Net Loss	11,388	(917,867)

Preferred Dividends	135,198	(135,198)

Loss Applicable to Common Shares	146.586	$(1,053,065)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)

Net loss	$(0.001)	$(0.025)

Basic and Diluted Weighted-Average Common
Shares Outstanding	191,212,635	191,207,607

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Dec. 31, 2006	Dec. 31, 2005

Cash Flows From Operating Activities
Net loss	$(146,586)	$(5,058,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	3.123	6,678
Gain on sale of property and equipment	-

Foreign exchange net (gain) loss	0	(115,734)
Loss on sale of notes receivable	-	-

Cumulative effect of accounting change	0	392,980
Accretion of accrued settlement obligation	-	-
Compensation on write-down of receivable from related party	-	-
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Accrued settlement obligation	-	-
Changes in operating assets and liabilities:
Other receivables

Accrued liabilities		1.467,892
Accrued liabilities payable to related parties
Accrued income taxes	-
Other	-	-
Net Cash Used in Operating Activities		(1,192,874)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of assets	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Proceeds from sale of notes receivable	-	-

Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	675,000
Receivable from related party	289,657	289,657
Payment on notes payable to related party	-
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-

Net Cash Provided by (Used in) Financing Activities	(965,831)	964,657

Effect of Exchange Rate Changes on Cash	(23,457)	(19,463)

Net Increase (Decrease) in Cash	(3,143)	1,576

Cash at Beginning of Period	98	841

	$(4,923)
Cash at End of Period		$98

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

Business Condition — EuroGas has accumulated a deficit of $ through December 31, 2006. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2006 and 2005 and 2004. At December 31, 2006, the Company had a working capital deficiency of $28,573,773 and a capital deficiency of $14,893,149. The Company has impaired or been forced to sell most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its formerly majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At December 31, 2006, the Company had options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2005 and December 31, 2006 financial statements to conform to the current period presentation.

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

	December 31, 2006	December 31, 2005
Cost	$412,968	$412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$2,873,731	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$801	$1,490,058
Investment in securities held as collateral under settlement
obligation	2,872,930	-
Estimated Fair Value	$2,873,731	$1,490,058

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee Uponcompletion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 800,0.000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas, Inc Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake

City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liabillity in this case: 2. .That the within case be and it hereby is closed.” This information was posted on “Pacer” the official document organization for the US Court system. The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	December 31, 2006	December 31, 2005
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and

2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
A Loan from a shareholder was made in 2005 and 2006	50,000	50,000
Total Notes Payable to Related Parties	356,398	303,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $234,557 and $101,084 as of December 31, 2006 and December 31, 2005, respectively.

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

		Liquidation Preference		Annual Dividend Requirement
	Shares
Designation	Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at December 31, 2006 and December 31, 2005, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2006	December 31, 2005

Foreign currency translation adjustments	-	$(115,734)
Unrealized gain on investments in
securities available for sale	-	-
Accumulated Other Comprehensive Income (Loss)		$(115,734)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31, 2006	Dec. 31, 2005
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing
Activities
Accrual of preferred dividends	$101,121	$101,121
Asset retirement obligation incurred in property acquisition	-	140,187
Conversion of fixed-maturity securities to note receivable	-	-
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	-
Conversion of note payable	-	-
Conversion of accrued liability for salaries to officers	-	-

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

In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that theconcession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company will be forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2002 EuroGas entered into an employment agreement with its new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement. In June 2002, the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month. The contract has expired and Mr. Slater is no longer with EuroGas, Inc.

Lease commitments – The Company leased office facilities from various lessors in Poland, Vienna, and Vancouver. Except for Vancouver, the office leases are on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 through January 2003. Thereafter, the lease is on a month-to-month basis. The leases have all been terminated due to lack of sufficient funds and the bankruptcy proceedings.