Form 10-Q
period 2007-03-31
EUROGAS INC
filed 2007-07-20
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other jurisdiction of	(Commission File No.)	(IRS Employer
incorporation or organization)		Identification No.)

142-757 West Hastings Suite 209
Vancouver, B.C. Canada V6C 1A1
(Address of principal executive offices, Zip Code)

(604) 4912
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

As of June 14, 2005, the registrant had 191,212,635 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	March 31, 2007	December 31, 2006
ASSETS

Current Assets

Cash	$(5,768)	$(4,923)
Investment in securities available for sale	801	801
Other receivables

Other current assets
Total Current Assets	(4,967)	(4,122)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	500	500
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(8)	(25)
Net Property and Equipment	492	475
Investment in Securities Held as Collateral under Settlement Obligation	2,872,930	2,872,930
Receivable from a Related Party	224.557	224.557
Total Assets	$3,093,907	$3.093,890
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$16,504,984	$16,235,801
Accrued settlement obligations	13,285,766	13,285,766
Accrued income taxes	187,934	512,854
Notes payable to related parties	898,457	856,398
Total Current Liabilities	31,302,610	29,890,830
Asset Retirement Obligation	553,405	518,907
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference: $499,197	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
191,212,635 shares and 171,212,635 shares issued, respectively	191,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(194,754,821)	(189,365,764)
Accumulated other comprehensive income (loss)	(1,064,962)	(1,064,962)
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)

Total Stockholders' Deficiency	(21,846,756)	(43,476,853)
Total Liabilities and Stockholders' Deficiency	$19,411,252 $	29,890,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-07	31-Mar-06
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	786	2,356
Impairment of mineral interests and equipment	-	-
Litigation settlement expense	-	-
General and administrative	3,457	278,345
Total Costs and Operating Expenses	4,243	280,701

Other Income (Expenses)
Interest expense	-	(6,734)
Foreign exchange net gain (loss)	-	(28,485)
Equipment rental income		-
Interest income	-	-
Loss on sale of securities available for sale	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	-	(31,219)

Loss Before Accounting Change	(8,486)	(311,920)

Cumulative Effect of Accounting Change	(1,457)	(11,982)

Net Loss	(10,943)	(11,388)

Preferred Dividends	(34.782)	(34,782)

Loss Applicable to Common Shares	$(45,727)	$(358,684)

Basic and Diluted Loss Per Common Share

Loss before accounting change

Net loss	$(45,727)	$(358,684)

Basic and Diluted Weighted-Average Common	$0.001	$0.01
Shares Outstanding	191,212,635	168,212,635

Other Compehensive Income (Loss)
Net Loss	$45,727	$358,684
Unrealized gain on investments in securities
available for sale		-
Foreign currency translation adjustments		-

Comprehensive Income (Loss)	$(45,727)	$(358,584)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-07	31-Mar-06

Cash Flows From Operating Activities

Net loss	$(45,727)	$(358,684)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	786	2,356
Gain on sale of property and equipment
Foreign exchange net (gain) loss	-	24,485
Loss on sale of notes receivable	-
Cumulative effect of accounting change
Impairment of mineral interests and equipment	-
Gain on sale of securities available for sale	-
Warrants issued for settlement cost	-
Accrued settlement obligation	-	37.555
Changes in operating assets and liabilities:
Other receivables
Accrued liabilities	185,945	279,340
Accrued liabilities payable to related parties	(303,398)	(294.398)
Net Cash Used in Operating Activities	(355,901)	(346,901)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment
Proceeds from sale of assets
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Proceeds from sale of notes receivable	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Receivable from related party	247,683	237,557
Payment on notes payable to related party
Proceeds from sale of treasury stock	-
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	-	-

Net Increase (Decrease) in Cash	-	-

Cash at Beginning of Period	(4,123)	98

Cash at End of Period	$(5,768)	$98

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2006. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Business Condition — EuroGas has accumulated a deficit of $194,754,821 through March 31, 2007. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2006 and 2005. At March 31, 2007, the Company had a working capital deficiency of $31,306,577 and a capital deficiency of $31,302,610. The Company has impaired or has been forced to sell most of its oil and gas and mineral properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

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

	March 31, 2007	Dec. 31, 2006
Cost	$412,968	$412,968
Gross unrealized gains	2,460,763	2,460,763
Estimated Fair Value	$2,873,731	$2,873,731
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$801	$801
Investment in securities held as collateral under settlement obligation	2,872,930	2,872,930
Estimated Fair Value	$2,873,731	$2,873,731

During the three months ended March 31, 2005, the Company made no sales or purchases of investment securities.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

McKenzie Bankruptcy Claim — This litigation is being brought by Steve Smith, Chapter 7 Trustee (the “Trustee”) for the bankruptcy estates of Harven Michael McKenzie, Debtor; Timothy Stewart McKenzie, Debtor; Steven Darryl McKenzie, Debtor (case no. 95-48397-H2-7, Chapter 7; case no. 95-48474-H2-7, Chapter 7; and case no. 95-50153-H2-7, Chapter 7, respectively), pending in the United States Bankruptcy Court for the Southern District of Texas, Houston Division.In March 1997, the Trustee commenced the following cause of action: W. Steve Smith, Trustee, v. McKenzie Methane Poland Co., Francis Wood McKenzie, EuroGas, Inc. GlobeGas, B.V. and Pol-Tex Methane, (Adv. No. 97-4114 in the United States Bankruptcy Court for the Southern District of Texas, Houston Division) (hereafter “97-4114”). The Trustee’s initial claim appears to allege that the Company may have paid inadequate consideration for its acquisition of GlobeGas from persons or entities acting as nominees for the McKenzies, and therefore McKenzies’ creditors are the true owners of the proceeds received from the development of the Pol-Tex Concession in Poland. The Company has contested the jurisdiction of the Court, and the Trustee’s claim against a Polish corporation (Pol-Tex), and the ownership of Polish mining rights. The Company further contends that it paid substantial consideration for GlobeGas (Pol-Tex’s parent), and that there is no evidence that the creditors of the McKenzies invested any money in the Pol-Tex Concession.

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	March 31, 2007	Dec 31, 2006
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$248,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	46,113	35,080
Total Notes Payable to Related Parties	294,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $237,557 and $398,574 as of March 31, 2007 and December 31, 2006, respectively.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at March 31, 2007:

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Shares	Liquidation Preference		Annual Dividend Requirement
Designation	Outstanding	Per Share	Total	Per Share	Total
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

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

NOTE 8 – SUBSEQUENT EVENTS

The Bankruptcy Trustee, representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. On October 20, 2004 an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into recievership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the reditors. The assets were sold at the auction and the Bankruptcy Trustee received approx. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liability in his case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month periods ended March 31, 2007 and 2006, respectively.

	31-Mar-07	31-Mar-06
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	786	2,356
Impairment of mineral interests and equipment	-
Litigation settlement expense	-
General and administrative	3,457	278,345
Total Costs and Operating Expenses	4,233	280,701

Other Income (Expenses)
Interest expense	-	(6,734
Foreign exchange net gain (loss)	-	(24,485
Equipment rental income
Interest income	-	-
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets
Net Other Income (Expense)	-	(31,219)

Loss Before Accounting Change	(8,486)	(311,920)

Cumulative Effect of Accounting Change	(1,457)	(11,982)

Net Loss	(10,943)	(323,902)

Preferred Dividends	(34,782)	(34,782)

Loss Applicable to Common Shares	$(45,727)	$(358,684)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.001)	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	191,212,635	191,212,635

Other Compehensive Income (Loss)
Net Loss	$45,727	$358,684
Unrealized gain on investments in securities
available for sale
Foreign currency translation adjustments

Comprehensive Income (Loss)	$(45,727)	$(358,684)

Three months ended March 31, 2007, compared with three months ended March 31, 2006

     Revenues. The Company had no oil and gas sales for the three months ended March 31, 2007 and for the three months ended March 31, 2006.

     Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $3,457 for the three months ended March 31, 2007, compared to $ 278,345for the three months ended March 31, 2006. The decrease in administrative expenses is the result of little spending during bankruptcy. Depreciation expense was $786 for the three months ended March 31, 2007, compared to $2,356 for the three months ended March 31, 2006.

     Other Income and Expense. Interest expense was $0 for the three months ended March 31, 2007, compared to $6,734 during the three months ended March 31, 2006.

     Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,987,000 as of March 31, 2007, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Loss. The Company incurred a net loss of $45,727 for the three months ended March 31, 2007, compared to a net loss of $358,684 for the three months ended March 31, 2006. The losses were due in large part to the absence of revenues, combined with continued administrative and other recurring continuing expenses.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended March 31, 2007, compared to a loss of $31,219 in the three months ended March 31, 2006, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $194,754,821 at March 31, 2007, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2007, the Company had total current assets of ($4,967) and total current liabilities of $31,302,610 resulting in a working capital deficiency of $31,306,577.

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $356,901 during the three months ended March 31, 2007.

     While the Company had a negative cash balance of $4,967 at March 31, 2007, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words “will,” "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technicalproblems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company’s business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

. On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court sytem The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement.

Item 5.	Other information

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

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*
10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*
10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*
10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*
10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*
10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*
10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*
10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*
10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*
10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*
10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*
10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*
10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*
10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No.10.21*
10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*
10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23
10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*
10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated

September 30, 1997 Exhibit No. 2*
10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*
10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*
10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No.333-92009, filed on December 2, 1999
10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.28	Registration Rights Agreement dated November 4, 1999, between the Company	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999 and Arkledun Drive LLC
10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000
10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31,2000
10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000
10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000
10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000
10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31,2000
10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000
10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000
10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000
10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000
10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000
21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Chief Fianacial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Incorporated by reference
(b)	No current reports on Form 8-K were filed during the reporting quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer