Form 10-Q
period 2007-06-30
EUROGAS INC
filed 2007-11-02
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781
(State or other jurisdiction	(Commission File No.)
of incorporation or organization)

142-757 West Hastings Suite 209
Vancouver, B.C. Canada V6C 1A1
(Address of principal executive offices, Zip Code)

(604) 688 4688
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
Yes [   ]   No [X]

As of July 31, 2007, the registrant had 196,355,494 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	June 30,		December 31,
	2007		2006

ASSETS

Current Assets
Cash	$(6,578)	$	(4,923)
Investment in securities available for sale	801		801
Other receivables
Other current assets
Total Current Assets	(5,777)		(4,122)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-		-
Oil and gas properties not subject to amortization	-		-
Furniture and office equipment	500		500
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(16)		(25)
Net Property and Equipment	484		475
Investment in Securities Held as Collateral under Settlement	2,872,930		2,872,930
Obligation
Receivable from a Related Party	224,557		224,557

Total Assets	$3.592,178		$3.093,890

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$15,103,421		$13,467,892
Accrued settlement obligations	13,285,766		13,285,766
Accrued income taxes	446,814		931,711
Notes payable to related parties	756,398		756,398
Total Current Liabilities	29,592,399		28,441,767

Asset Retirement Obligation	518,907		396,407
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference:	350,479		350,479
$499,197
Common stock, $0.001 par value; 325,000,000 shares authorized;
196,355,494 shares issued, respectively	196,355		191,213
Additional paid-in capital	144,012,186		144,012,186
Accumulated deficit	(192,365,764)		(189,365,764)
Accumulated other comprehensive income (loss)	1,064,962		1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)		(1,362)
Total Stockholders' Deficiency	(43.476,853)		(23,783,984)
Total Liabilities and Stockholders' Deficiency	$34,845,687		$28,890,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	8	2,268	16	4.624
Impairment of mineral interests and	-	-	-	-
equipment
Litigation settlement expense	-	-	-	-
General and administrative	3,256	267,892	7,853	547,237

Total Costs and Operating Expenses	3,664	270,160	7,969	550,861

Other Income (Expenses)
Interest expense	-	(5,893)	-	(12,627)
Foreign exchange net gain (loss)	-	(27,847)	-	(52,332)
Equipment rental income	-
Interest income	-		-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	-	(21,954)	-	(53,173)

Loss Before Accounting Change	(3,664)	(314,873)	(7,965)	(626,793)

Cumulative Effect of Accounting Change	(110)	(9,873)	(238)	(21.855)

Net Loss	(3,774)	(335,727)	(8,203)	(659,629)

Preferred Dividends	(36,447)	(34,782)	(72,894)	(69,564)

Loss Applicable to Common Shares	$(40,2210	$(370,509)	$(81,097)	$(729,193)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average
Common
Shares Outstanding	196,355,494	196,355,494	196,355,494	196,355,494

Comprehensive Income (Loss)

Foreign currency translation adjustments

Unrealized gain on investment in securities	-	-	-	-
available for sale

Comprehensive Income (Loss)	$(40,221)	$(370,509)	$(81,097)	$(729,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Six Months
	Ended
	June 30,
	2007		2006
Cash Flows From Operating Activities

Net loss	$(8,203)	$	(659,6291)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	16		4.624
Gain on sale of property and equipment
Foreign exchange net (gain) loss	-		(52,332)
Cumulative effect of accounting change			(21.855)
Accretion of accrued settlement obligation
Compensation on write-down of receivable from related party
Impairment of mineral interests and equipment	-		-
Gain on sale of securities available for sale	-		-
Warrants issued for settlement cost	-		-
Changes in operating assets and liabilities:
Other receivables	-		-
Accrued liabilities			1,635,529
Accrued liabilities payable to related parties	-		-
Net Cash Used in Operating Activities	(8,187)		(547,263)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-		-
Proceeds from sale of interest in gas property and equipment	-		-
Proceeds from sale of investment in fixed-maturity securities	-		-
Proceeds from sale of securities available for sale	-		-
Purchase of securities available for sale	-		-
Net Cash Provided by (Used in) Investing Activities	-		-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-		-
Receivable from related party	289,657		289,657
Proceeds from sale of treasury stock	-		-
Acquisition of treasury stock	-		-
Net Cash Provided by (Used in) Financing Activities	289,657		289,657

Effect of Exchange Rate Changes on Cash	(15,432)		(15,834)

Net Increase (Decrease) in Cash	(810)		(15,764)

Cash at Beginning of Period	(5,768)		(12,564)

Cash at End of Period	$(6,578)		$(3,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2006. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Business Condition - EuroGas has accumulated a deficit of $192,365,764 through June 30, 2007. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2006 and 2005. At June 30, 2007, the Company had a working capital deficiency of $29,588,881and a capital deficiency of $26,442,044. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2007, the Company had options outstanding that had been- previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisionsof SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2006 and June 30, 2007 financial statements to conform to the current period presentation.

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

NOTE 2

	June 30, 2007	December 31, 2006
Cost	$484,217	$412,892
Gross unrealized gains	2,693,521	1,077,166

Estimated Fair Value	$3,177,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$-	$-
Investment in securities held as collateral
under settlement obligation	3,176,778	-
Estimated Fair Value	$3,177,738	$1,490,058

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

          Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas,

          EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

The independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	June 30, 2007	Dec 31, 2006
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$248,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	46,113	35,080
Total Notes Payable to Related Parties	294,398	253,365

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal a shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $237,557 and $398,574 as of March 31, 2007 and December 31, 2006, respectively.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the "1997 Series preferred stock"). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at June 30, 2007:

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

NOTE 8 – SUBSEQUENT EVENTS

On August 27, 2007 the Company canceled the shares issued to TransUnited for a defaulted loan, as has been mentioned in the 10-K for the last several filings, that was instead made by a third party in order to provide funds for a proposed Bankruptcy settlement in the fall of 2003. The shares have been reissued to the third party who provided the funds for the settlement.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	8	2,268	16	4.624
Impairment of mineral interests and
equipment	-	-	-	-
Litigation settlement expense	-	-	-	-
General and administrative	3,256	267,892	7,853	547,237

Total Costs and Operating Expenses	3,664	270,160	7,969	550,861

Other Income (Expenses)
Interest expense	-	(5,893)	-	(12,627)
Foreign exchange net gain (loss)	-	(27,847)	-	(52,332)
Equipment rental income		-		-
Interest income	-	-	-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	-	(21,954)	-	(53,173)

Loss Before Accounting Change	(3,664)	(314,873)	(7,965)	(626,793)

Cumulative Effect of Accounting Change	(110)	(9,873)	(238)	(21.855)

Net Loss	(3,774)	(335,727)	(8,203)	(659,629)

Preferred Dividends	(36,447)	(34,782)	(72,894)	(69,564)

Loss Applicable to Common Shares	$(40,221)	$(370,509)	$(81,097)	$(729,193)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01

Basic and Diluted Weighted-Average Common	196,355,494		196,355,494	196,355,494	196,355,494
Shares Outstanding

Comprehensive Income (Loss)
Net loss	$(40,221)	$	(370,5091)	$(81,097)	$(729,193)
Foreign currency translation adjustments	-		-	-	-
Unrealized gain on investment in securities
available for sale	-		-	-	-

Comprehensive Income (Loss)	$(40,221)		$(370,509)	$(81,097)	$(729,193)

Three months ended June 30, 2007 compared with three months ended June 30, 2006

          Revenues. The Company had no oil and gas sales for the three months ended June 30, 2007 and for the three months ended June 30, 2006.

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $3,256 for the three months ended June 30, 2007 compared to $267,892 for the three months ended June 30, 2006. The decrease in administrative expenses is the result of incurring very few expenses.relating to administrative items. Depreciation expense was $8 for the three months ended June 30, 2007 compared to $ 2,268 for the three months ended June 30, 2006

          Other Income and Expense. Interest expense was $0 for the three months ended June 30, 2007 compared to $5893 during the three months ended June 30, 2006

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2007 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

          Net Loss. The Company incurred a net loss of $3,774 for the three months ended June 30, 2007 compared to a net loss of $335,727 for the three months ended June 30, 2006 The losses were due in large part to the absence of revenues, combined with continued administrative, interest, foreign exchange loss and other recurring continuing expenses.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended June 30, 2007 compared to a loss of $ 27, in the three months ended June 30, 2006 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

          Revenues. The Company had no oil and gas sales for the six months ended June 30, 2007and for the six months ended June 30, 2006

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

General and administrative expenses were $7,853 for the six months ended June 30, 2007 compared to $550,861 for the six months ended June 30, 2006 The decrease in administrative expenses is the result of reduced expenses relating to administrative items. Depreciation expense was $16 for the six months ended June 30, 2006 compared to $4,624 for the six months ended June 30, 2005

          Other Income and Expense. Interest expense was $0 for the six months ended June 30, 2007 compared to $12,676 during the six months ended June 30, 2006

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2007 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

          The Company had an accumulated deficit of $192,365,853 at June 30, 2007 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2007 the Company had total assets of $3,592,178 and total liabilities of $29,592,399 resulting in a working capital deficiency of $26,000,221. As of June 30, 2007 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of Polish properties by Bankruptcy court..

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $8,817 during the six months ended June 30, 2007.

          While the Company had a negative amount of cash of $(6,578) at June 30, 2007 it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

           On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas.

           EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge

Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

The independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

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

EUROGAS, INC.
(Registrant)

Date: October 31, 2007	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: October 31, 2007	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer