Form 10-Q
period 2007-09-30
EUROGAS INC
filed 2007-11-30
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781
(State or other jurisdiction	(Commission File No.)
of incorporation or organization)

1011 1030 West Georgia Street
Vancouver, B.C. Canada V6E 2Y3
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

As of November 27, 2007, the registrant had 196,355,494 shares of common stock outstanding.

EUROGAS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	Sept. 30,		December 31,
	2007		2006

ASSETS

Current Assets
Cash	$(9,423)	$	(4,923)
Investment in securities available for sale	801		801
Other receivables
Other current assets
Total Current Assets	(5,777)		(4,122)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-		-
Oil and gas properties not subject to amortization	-		-
Furniture and office equipment	500		500
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(24)		(25)
Net Property and Equipment	484		475
Investment in Securities Held as Collateral under Settlement	2,872,930		2,872,930
Obligation
Receivable from a Related Party	224,557		224,557

Total Assets	$3.089,825		$3.093,890

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accrued liabilities	$15,903,421		$13,467,892
Accrued settlement obligations	13,285,766		13,285,766
Accrued income taxes	446,814		931,711
Notes payable to related parties	944,765		756,398
Total Current Liabilities	30,580,766		28,441,767

Asset Retirement Obligation	518,907		396,407
Stockholders' Deficiency

Preferred stock, $0.001 par value; 3,661,968 shares authorized;
2,392,228 shares outstanding; liquidation preference:	350,479		350,479
$499,197
Common stock, $0.001 par value; 325,000,000 shares authorized;
196,355,494 shares issued, respectively	196,355		191,213
Additional paid-in capital	144,012,186		144,012,186
Accumulated deficit	(192,465,764)		(189,365,764)
Accumulated other comprehensive income (loss)	1,064,962		1,064,962
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)		(1,362)
Total Stockholders' Deficiency	(43.476,853)		(23,783,984)
Total Liabilities and Stockholders' Deficiency	$34,845,687		$28,890,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Nine Months
	Ended		Ended
	Sept. 30,		Sept. 30,
	2007	2006	2007	2006
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	8	2,268	24	4.624
Impairment of mineral interests and	-	-	-	-
equipment
Litigation settlement expense	-	-	-	-
General and administrative	2,106	7,892	9,959	15,784

Total Costs and Operating Expenses	2,114	10,160	9,983	20,408

Other Income (Expenses)
Interest expense	-	(5,893)	-	(12,627)
Foreign exchange net gain (loss)	-	(27,847)	-	(52,332)
Equipment rental income	-
Interest income	-		-	-
Gain on sale of securities available for sale	-	-	-	-
Other expense	-	-	-	-

Net Other Expenses	-	(21,954)	-	(53,173)

Loss Before Accounting Change	(2,114)	(314,873)	(9,983)	(626,793)

Cumulative Effect of Accounting Change	(110)	(9,873)	(238)	(21.855)

Net Loss	(2,224)	(335,727)	(10,223)	(659,629)

Preferred Dividends	(36,447)	(34,782)	(72,884)	(69,564)

Loss Applicable to Common Shares	$(38,671)	$(370,509)	$(83,107)	$(729,193)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net Loss	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	196,355,494	196,355,494	196,355,494	196,355,494

Comprehensive Income (Loss)

Foreign currency translation adjustments

Unrealized gain on investment in securities available for sale	-	-	-	-

Comprehensive Income (Loss)	$(38,671)	$(370,509)	$(83,107)	$(729,193)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Nine Months
	Ended
	Sept. 30,
	2,007	2,006
Cash Flows From Operating Activities

Net loss	$(10,223)	$(659,6291)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	24	4.624
Gain on sale of property and equipment
Foreign exchange net (gain) loss	-	(52,332)
Cumulative effect of accounting change	(238)	(21.855)
Accretion of accrued settlement obligation
Compensation on write-down of receivable from related party
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Accrued liabilities	811,143	1,635,529
Accrued liabilities payable to related parties	200,000	-
Net Cash Used in Operating Activities	(210,437)	(547,263)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	-
Receivable from related party	289,657	289,657
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	289,657	289,657

Effect of Exchange Rate Changes on Cash	(15,432)	(15,834)

Net Increase (Decrease) in Cash	(4,500)	(15,764)

Cash at Beginning of Period	(4,923)	(12,564)

Cash at End of Period	$(9,423)	$(3,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2006. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

Business Condition - EuroGas has accumulated a deficit of $192,465,764 through Sept. 30, 2007. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2006 and 2005. At Sept. 30, 2007, the Company had a working capital deficiency of $27,491,588 and a capital deficiency of $27,442,044. The Company has impaired most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties. Throug. and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Stock-Based Compensation - At Sept. 30, 2007, the Company had options outstanding that had been- previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2006 and Sept. 30, 2007 financial statements to conform to the current period presentation.

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

NOTE 2

	Sept. 30,2007	December 31, 2006
Cost	$484,217	$412,892
Gross unrealized gains	2,693,521	1,077,166

Estimated Fair Value	$3,177,738	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$-	$-
Investment in securities held as collateral
under settlement obligation	3,176,778	-
Estimated Fair Value	$3,177,738	$1,490,058

During the nine months ended Sept. 30, 2007, the Company made no sales or purchases of investment securities.

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

          Settlement of McKenzie Claims On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: “That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas,

EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

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

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	Sept. 30, 2007	Dec 31, 2006
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$248,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	46,113	35,080
Loans from an Officer and from companies (This amount was used during the 3d QT)	200,000
Associated with an officer due in 2009
With interest at 10%, unsecured	450,367	251,468
Total Notes Payable to Related Parties	944,765	504,833

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal a shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $237,557 and $398,574 as of Sept. 30, 2007 and December 31, 2006, respectively.

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

Aggregate accrued dividends on preferred stock were $819,358 and $684,160 at Sept. 30, 2007 and December 31, 2006, respectively.

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

In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that the concession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company has been forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

Litigation – The principal portion of the Company’s active litigation involves matters relating to the Company’s acquisition of GlobeGas (which indirectly controlled the Pol-Tex Concession in Poland) and is described in Note 3.

Netherlands Tax Liability – EuroGas’ subsidiary, GlobeGas BV, lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at March 31, 2005. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas’ financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority. In August of 2005 GrobeGas, BV was stricken from the Registry in the Netherlands, this has put the GlobeGas issue to rest. Subsequently the Bankruptcy Court in Salt Lake City, Utah sold the GlobeGas holdings to an unrelated third party.

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

On February 5, 2002 EuroGas entered into an employment agreement with its new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement. In June 2002, the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month. The President has given notice and has subsequently left the Company., this occurred in the summer of 2005.

The present officers of the Company have not been paid their salaries in at least 5 years. Their salaries are being accrued at present until enough funds are available to pay them. They, the officers, have also been offered stock in the Company in place of salary payments.

Lease commitments – The Company leases office facilities from various leasers in Salt Lake City, Utah and Vancouver, Canada.

NOTE 8 – SUBSEQUENT EVENTS

(See 8-K issued on October 9, 2007) In early October the Company was notified that Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General – The Company is primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil, and other minerals. The Company has interests in several large exploration concessions and is in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-Q are reflected in United States dollars.

          When used herein, the terms the "Company," and "EuroGas," include EuroGas, Inc.

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended Sept.30, 2007 and 2006, respectively.

	For the Three Months			For the Nine Months
	Ended			Ended
	Sept. 30,			Sept. 30,
	2007		2006	2007	2006

Oil and Gas Sales	$-		$-	$-	$-

Costs and Operating Expenses
Depreciation	8		2,268	24	4.624
Impairment of mineral interests and
equipment	-		-	-	-
Litigation settlement expense	-		-	-	-
General and administrative	2,106		7,892	9,959	15,784

Total Costs and Operating Expenses	2,114		10,160	9,983	20,408

Other Income (Expenses)
Interest expense	-		(5,893)	-	(12,627)
Foreign exchange net gain (loss)	-		(27,847)	-	(52,332)
Equipment rental income			-		-
Interest income	-		-	-	-
Gain on sale of securities available for sale	-		-	-	-
Other expense	-		-	-	-

Net Other Expenses	-		(21,954)	-	(53,173)

Loss Before Accounting Change	(2,114)		(314,873)	(9,983)	(626,793)

Cumulative Effect of Accounting Change	(110)		(9,873)	(238)	(21.855)

Net Loss	(2,224)		(335,727)	(10,223)	(659,629)

Preferred Dividends	(36,447)		(34,782)	(72,894)	(69,564)

Loss Applicable to Common Shares	$(38,671)		$(370,509)	83,107)	$(729,193)

Basic and Diluted Loss Per Common Share
Loss before accounting change	$(0.00)		$(0.00)	$(0.00)	$(0.01)
Net Loss	$(0.00)		$(0.01)	$(0.00)	$(0.01

Basic and Diluted Weighted-Average
Common Shares Outstanding	196,355,494		196,355,494	196,355,494	196,355,494

Comprehensive Income (Loss)
Net loss	$(38,671)	$	(370,5091)	$(83,107)	$(729,193)
Foreign currency translation adjustments	-		-	-	-
Unrealized gain on investment in securities
available for sale	-		-	-	-

Comprehensive Income (Loss)	$(38,671)		$(370,509)	$(83,107)	$(729,193)

Three months ended June 30, 2007 compared with three months ended September 30, 2007

          Revenues. The Company had no oil and gas sales for the three months ended September 30, 2007 and for the three months ended September 30, 2006.

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $2,106 for the three months ended September 30, 2007 compared to $7,892 for the three months ended September 30, 2006. The decrease in administrative expenses is the result of incurring very few expenses,.relating to administrative items. Depreciation expense was $8 for the three months ended September 30, 2007 compared to $ 2,268 for the three months ended September 30, 2006

          Other Income and Expense. Interest expense was $0 for the three months ended September 30, 2007 compared to $5893 during the three months ended September 30, 2006

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,450,000 as of September 30, 2007 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

          Net Loss. The Company incurred a net loss of $2,224 for the three months ended September 30, 2007 compared to a net loss of $335,727 for the three months ended September 30, 2006 The losses were due in large part to the absence of revenues, combined with continued administrative and other recurring continuing expenses.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended September 30, 2007 compared to a loss of $ 27,847 in the three months ended September 30, 2006 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2007 compared with Nine months ended September 30, 2006

          Revenues. The Company had no oil and gas sales for the nine months ended September 30, 2007and for the nine months ended September 30, 2006

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

General and administrative expenses were $9,959 for the nine months ended September 30, 2007 compared to $15,784 for the Nine months ended September 30, 2006 The decrease in administrative expenses is the result of reduced expenses relating to administrative items. Depreciation expense was $24 for the nine months ended September 30, 2007 compared to $4,624 for the nine months ended September 30, 2006

          Other Income and Expense. Interest expense was $0 for the nine months ended September 30, 2007 compared to $12,676 during the nine months ended September 30, 2006

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,450,000 as of September 30, 2007 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

          The Company had an accumulated deficit of $192,465,853 at September 30, 2007 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. As of September 30, 2007 the Company had total assets of $3,089,178 and total liabilities of $30,580,766 resulting in a working capital deficiency of $27,491,588. As of September 30, 2007 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of Polish properties by Bankruptcy court..

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $10,437 during the nine months ended September 30, 2007.

          While the Company had a negative amount of cash of $(9,423) at September 30, 2007 it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

           On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: “That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas,

           EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

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

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske' Naftove' Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit
Number	Title of Document	Location

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs'ke Girs'ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE- DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

Exhibit
Number	Title of Document	Location

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000*

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000*

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000*

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000*

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000*

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000*

Exhibit
Number	Title of Document	Location

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd	Form 10-K for year ended December 31, 2000*

10.46	Notification by third party of purchase of Judgment from Texas Bankruptcy Court Dated October 9, 2007	Form 8-K filed on October 9, 2007 Exhibit 10/46 10-Q 3d Quarter 2007*

21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

Date: November 29, 2007	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: November 29, 2007	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer