Form 10-K
period 2007-12-31
EUROGAS INC
filed 2009-01-16
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other	(Commission File	(IRS Employer
jurisdiction	No.)	Identification No.)
of incorporation or
organization)

14 Wall Street 22nd Floor
New York, NY
10005
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (212) 618-1274

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

As of December 31, 2007, the registrant had 196,212.494 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Annual Report on Form 10-K for the year ended December 31, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

Item 1.           Business

General

          We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, coal bed methane gas, crude oil and minerals . We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

          When used herein, “we”, the “Company” and “EuroGas” includes EuroGas, Inc., and its wholly owned subsidiaries, EuroGas GmbH Austria, which was sold in the summer of 2007. Any reference to other previously owned subsidiaries is no longer valid with the Bankruptcy sale early in 2006 stripping the company of certain assets.

Activities in the Slovak Republic (Slovakia)

          On January 1, 1993, the Czech Republic and Slovakia emerged as separate independent nations. Slovakia is bordered on the north by Poland, on the east by Ukraine, on the south by Hungary, and on the west by Austria and the Czech Republic. Slovakia has an area of approximately 19,000 square miles and a population of approximately 5.5 million people. Slovakia is a member of the International Monetary Fund, the European Bank for reconstruction and development, and a full Member of the European Union and has announced to adopt the European Union’s common currency, the Euro, as its own currency on January 1, 2009. Bratislava is the capital of Slovakia and its largest city

           Gemerska Talc Deposit. During 1998, we acquired a 24% interest in an undeveloped talc deposit located near Roznava in Eastern Slovakia through an indirect investment in Rozmin s.r.o., the owner of a mining concession via a direct 55% shareholding interest in Rima Muran s.r.o.. Oxbridge Ltd., a related party, in 1998 paid $879,000 on behalf of the Company to the Slovak owners of Rima Muran, Ing. Peter Corej, Pavol Krajec, Jan Balaz and Villiam Komora, as part of the purchase price for the 55% shareholding interest in Rima Muran s.r.o.. On March 19, 1998, we reimbursed Oxbridge Ltd. for its cash payment to Corej, Krajec, Balaz and Komora and accounted for the payment to Oxbridge Ltd. as a reduction of a separate promissory note payable to Oxbridge Ltd. In 2000, Oxbridge Ltd. made a demand for payment of the promissory note. EuroGas reclassified the payment to Oxbridge Ltd. as an increase in the cost of the 24% interest in the talc deposit and recorded the principal and $272,490 of accrued interest due under the promissory note payable to Oxbridge Ltd. In November 2000, EuroGas issued 2,391,162 shares of common stock, valued at $1,151,490, or $0.48 per share, to Oxbridge Ltd. in satisfaction of the principal and accrued interest due on the promissory note. Through December 31, 2000 and 1999, EuroGas had invested $2,376,682 (including the $879,000 paid to Oxbridge Ltd.) and an additional $915,913 (excluding the payment to Oxbridge Ltd.), respectively, in the acquisition and development of the talc deposit and related equipment as well as certain loans and working capital cash advances to Rima Muran s.r.o. .

          On April 17, 2001, EuroGas entered into an agreement to purchase an additional 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in cash, and modifying the exercise price of existing stock options. EuroGas further agreed to issue an additional 1,000,000 common shares for each $0.05 decrease in the ten-day average OTC Bulletin Board quoted trading price of the Company's common shares below $0.30 per share through April 17, 2002. During April 2002,

EuroGas was obligated to issue 3,830,000 common shares to Belmont under the terms of the agreement. Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provided notice of the deficiency, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue additional common shares, based on recent market prices for the Company's common stock, to Belmont under this provision of the agreement.

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

          On April 2, 2002, EuroGas by way of a share-swap agreement exchanged its 55% shareholding interest in RimaMuran for the 43% shareholding interest in Rozmin held by RimaMuran. As part of the exchange, EuroGas paid an additional approximately $105,000 in cash to the former minority owners of RimaMuran, Peter Corej, Pavol Krajec, Jan Balaz and Villiam Komora personally enabling them as the remaining sole shareholders of Rima Muran to pay overdue liabilities of RimaMuran and to compensate them personally. Under the April 2, 2002 share-swap agreement Mrrs. Corej, Krajec, Balaz and Komora irrecvocably agreed to transfer title to two pieces of heavy equipment, which EuroGas had previously financed for Rima Muran, to Rozmin. As a result of the exchange, EuroGas received a direct 43% ownership in Rozmin free of encumbrances, and will acquire direct ownership of the remaining 57% interest in Rozmin if the contingency for additional stock issuances to Belmont is resolved. By virtue of its ownership of Rozmin and the talc deposit, EuroGas bears the full responsibility to fund the development costs necessary to bring the deposit to commercial production. The Company is currently in negotiations with several interested parties to sell a minority interest in Rozmin s.r.o to raise these development funds. In addition the Company is also negotiating a long-term delivery contract for talc from Rozmin. There is no assurance that these negotiations will be successful.

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

          In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified by the Slovak Republic’s Ministry of Economy’s Mining Office Unit at Spissska Nova Ves that Rozmin’s concession regarding the Talc deposit had been cancelled by the Slovak Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin.

          Rozmin subsequently started substantial legal procedures in the civil courts of the Slovak Republic against the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves claiming the cancellation of Rozmin’s valid mining concession at Gemerska Poloma was an illegal and corrupt act as Rozmin’s civil and constitutional rights have been violated under the law and the constitution of the Slovak Republic as well as those of the European Union. Rozmin is also claiming substantial loss and damage as a result of this illegal - in the opinion of Rozmin and the Company - corrupt act of the Slovak Republic’s Ministry of Economy’s Mining Office Unit at Spisska Nova Ves and has initialled several lawsuits against the Mining Office at Spisska Nova Ves.

          Depending on the final outcome of the litigation Rozmin and the Company may consider further civil and criminal proceedings in the Slovak Republic and the United States of America against certain Slovak government officials which are to be held responsible for the cancellation of the concession, incl. the head of the Mining Office at Spisska Nova Ves, Ing. Antonin Baffi, and the head of Supreme Mining Office at Banska Stiavna, Dr. Peter Kukelcik, as well as those individuals which have benefitted from the illegal cancellation of Rozmin’s valid concession and the subsequent issuance of a new concession to a company controlled by Peter Corej and his wife.

          In the opinion of Rozmin and the Company these individuals had acted to the detriment of Rozmin and the Company in collusion with the heads of the Mining Offices at Spisska Nova Ves and Banska Stiavna, Ing. Baffi and Dr. Kukelcik, and had masterminded the illegal cancellation of Rozmin’s valid mining concession with the subsequent transfer of the concession area to a small Slovak accounting company owned/controlled by Mr. Corej and his wife. Depending on the outcome of the litigation Rozmin may ask the Slovak courts to grant further relief and judgement to Rozmin and the Company in order to seek damages from those individuals personally.

          Rozmin and the Company have informed the appropriate Heads of Cabinet of the European Commission in Brussels, Belgium about the illegal and - in the opinion of the Company - corrupt practices of the Ministry of Economy’s Mining Office at Spisska Nova Ves and have been informed by the European Commission that the appropriate agencies of the European Commission are investigating the matter. The Slovak Republic is a full Member of the European Union and has to abide by the law and the constitution of the European Union.

          The illegal cancellation of Rozmin’s valid mining concession by the Ministry of Economy of the Slovak Republic does not nullify the Company’s obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont have entered, however, into a stand-still agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared. The Company will be forced to impair the cost of the Rima Muran/Rozmin assets, $3,843,560, because of the illegal cancellation of the concession.

          The Company and Rozmin also intend to inform the “Office for Fighting Corruption” within the “Presidium of the Police Forces”, a subsidiary of the Ministry Of Interior of the Slovak Republic, and will ask the General Attorney’s Office of the Slovak Republic to carry out an investigation of the matter.

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

Activities in Poland

EuroGas, Inc no longer holds any concessions or projects in Poland

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

Activities in Canada

          Beaver River Natural Gas Field. EuroGas owns a 7.5% interest in the Beaver River natural gas project. The objective of this project is to reestablish commercial production in an abandoned natural gas field in the northeast corner of British Columbia, Canada. Beaver River is the largest existing gas pool in British Columbia. The prior owners shut down the project because of heavy water influx. Before shutting down the project, the prior owner produced substantial amounts of natural gas and reported that peak production reached 350 million cubic eet per day from five wells. Independent reservoir studies and government reports show substantial natural gas reserves at Beaver River, ranging between 1.5 and 3 trillion cubic feet.

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

Disclosure of Oil and Gas Operations

          Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2007 or December 31, 2006.

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

Employees

          As of December 31, 2007, we had two administrative employees. In addition, we use the services of consultants to the Company. These employees include Wolfgang Rauball, and Hank Blankenstein. Mr.Rauball, works out of Europe, and Mr. Blankenstein works mainly out of Canada and partly in the United States. Mr. Andraczke resigned his positions related to the Company during March of 2006. None of our employees are represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

          We have incurred significant losses since inception, which have resulted in an accumulated deficit of $ 192,651,764 at December 31, 2007 . These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

          Our operations in Eastern Europe carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, these countries continue to be subject to the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

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

          We are dependent on the services of Wolfgang Rauball (Chairman and Chief Executive Officer), Hank Blankenstein (Chief Financial Officer). We do not maintain key-man life insurance on any EuroGas employees.

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

          We capitalize costs related to unproved gas properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2007, we had capitalized costs related to the acquisition of oil and gas properties not subject to amortization in the amount of $0.0. EuroGas has been forced because of the Bankruptcy to write off any capitalized cost associated with the assets that were sold during the Bankruptcy procedures.

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

          Most of the approximately 191,212,635 shares of common stock issued and outstanding as of December 31, 2007are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

           We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

          EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2007 there were 191,212,635 shares of common stock and 2,392,228 shares of preferred stock issued.

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

          On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussion are on going to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received appr. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is

hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. During the summer of 2007 negations continued with the Texas Bankruptcy court and the Court allowed the Trustee to sell the judgment held against the Company to a friendly third party, which now holds the judgment. (See 8-K filing in October of 2007regaring sale of judgment)

          Netherlands Tax Assessment. For the 1992 tax year, the Kingdom of the Netherlands assessed a tax against GlobeGas in the amount of approximately $911,000, even though Globe Gas had significant operating losses. On December 17, 2001, the Netherlands issued its final tax assessment, including interest charged from 1998, in the amount of approximately $753,000. The Company had until December 19, 2001 to make payment of this amount or face possible additional proceedings against the assets of GlobeGas in satisfaction of the assessment. The tax assessment is payable in Euro, and as a result fluctuates on the Company’s financial statements due to adjustments in exchange rates. However, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority.

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

Item 4.           Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2007

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

          Our common stock is quoted on the US Pink Sheet trading organization under the symbol “EUGS.PK” and is traded in Germany on the Hamburg Stock Exchange under the symbol EUG.HM respectively. As of December 31, 2007 there were 196,212,635 shares of common stock issued and outstanding, held by approximately 317 holders of record and an estimated 31.000 beneficial owners, including shares of common stock held in street name.

          The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	High Bid	Low Bid

Year Ended December 31, 2006
Quarter ended March 31, 2006	$0.03	$0.01
Quarter ended June 30, 2006	0.02	0.01
Quarter ended September 30, 2006	0.02	0.01
Quarter ended December 31, 2006	0.02	0.01

Year Ended December 31, 2007
Quarter Ended March 31, 2007	0.03	0.01
Quarter Ended June 30, 2007	0.04	0.02
Quarter Ended September 30, 2007	0.13	0.06
Quarter Ended December 31, 2007	0.28	0.15

          The reported price quotes may not be indicative of prices that could be obtained in actual transactions.

Dividends

          We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $135,198, $135,199 and $139,932 in 2007, 2006 and 2005, respectively. Of this amount, zero was paid in 2007, zero was paid in 2006, and zero was paid in 2005, by the issuance of shares of common stock in connection with the conversion of a portion of the preferred stock. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

          During the year ended December 31, 2007, the Company issued No additional Securities

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

Statement of Operations Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

Net Sales	$0 -	$0 -	$0 -	$0 -	$5,074
Loss from Operations	884,907	$917,867	$875,973)	$5,058,088	$18,551,994

Loss per Common Share	$0.00	$0.00	$0.00	$0.00	$0.026

Balance Sheet Data

	At December 31,
	2007	2006	2005	2004	2003

Total Assets	$3,090,618	$3,149,355	$4,202,586	$4,206,169	$9,417,748

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends
per Common Share	$0	$0	$0	$0	$0

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

          We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development,,. We also have holdings in oil and natural gas projects in Canada.

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

  Focus our efforts on projects in Central Europe. We will concentrate our financial and management resources on Central Europe . Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our North American Headquarters and our Central European Headquarters.

          In summary, the outlook, based on our strategic approach, is simple. We intend to fund development of the oil and gas projects in Central and Eastern Europe. Further, we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an exploration concern to a significant cash flow-producing resource company.

Results of Operations—Fiscal Years 2007, 2006 and 2005

          The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2007, 2006 and 2005.

For the Years Ended December 31,

	2007	2006	2005
Oil and Gas Sales	$-	$-	$-

Oil and gas production	-	-	-
Impairment of mineral interests and	-	-
equipment	-	-	-
Depreciation, depletion and
amortization	250	3,123	5,876

	-	-	-
Settlement costs	-	-	-

General and administrative	621,786	630,568	786,572

Total Costs and Operating Expenses	$621,786	$633,701	$792,448

Other Income (Expenses)	-
Interest Income	-	-	84

Other Income	-	-	-
Interest expense	-		(18,746)
Net Gain (loss) on sale and
impairment of securities and	-	-	-
equipment
Foreign exchange net gains (losses)			(64,863)

Minority interest in income of	-	-	-
subsidiary

Total Other Income (Expense	-	-	(83,582)

Net Loss

Net Loss	$621,786	$(11,388)	$(875,973)
Basic and Diluted Loss Per Common
Share	$(0.002)	$(0.001)	$(0.021)
Weighted Average Number of
Common Shares Used in Per Share
Calculation
	196,212,635	191,212,635	191,207.607

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

          Operating Expenses. Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment. Oil and gas production expenses were $0 in 2007, and $0 in 2006. All of our oil and gas production expenses are from our Big Horn subsidiary. In 2005, we had no oil and gas operating expenses.

          General and administrative expenses were $621,786 for 2007, compared with $630,568 for 2006 and $ 786,572 in 2005. The decrease in 2007 from the level previous year was due primarily to the decrease of litigation and general office expenses. Depreciation, depletion and amortization expenses were $0 for 2007 compared to $3,123 for 2006 and $5,876 during 2005 . The decrease in depreciation, depletion and amortization expense is attributable to limited assets subject to depreciation, depletion and amortization.

          Impairment of mineral interests and expenses totaled $0 for 2007, $0 in 2006, and, $ 0 in 2005. The principal factor that contributed to the decrease in impairment expenses from 2007 through 2006 there were no items to impair.

          Settlement costs for financial statement purposes had no change from $1,690,947 in 2005 to $13,285,766 in 2006 to no change in 2007.

          Income Taxes. Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $183,472,700 at December 31, 2007, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

          Net Loss. We incurred net losses from operations of approximately $ 621,786 $ 655,701 and $875.973 , for the years ended December 31, 2007, 2006 and 2005, respectively. After preferred dividends, the loss applicable to common shares was approximately $...6 million, $..7 million and $.9 million for the years ended December 31, 2007, 2006 and 2005 , respectively. These losses were due in part to the absence of revenues, combined with continued administrative expenses.

          Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2007 we recognized no loss because of currency transactions. In 2007, the loss was $0. This is mainly due to lack of any business while the bankruptcy proceedings were under way. We had a cumulative foreign currency translation adjustment of $1,457,263 as of December 31, 2007. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

          We had an accumulated deficit of $192,465,764, as of December 31, 2007, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2007, we had total current assets of approximately $(12,000) and total current liabilities of approximately $12 million resulting in negative working capital of approximately $12 million. As of December 31, 2007, our balance sheet reflected approximately $0 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

          Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $0 and $0, during the years ended December 31, 2007 and 2006, respectively, and provided () during the year ended December 31, 20067 This net cash has been used principally to fund net operating losses of approximately $,9, $5.1 million and $18.5 million during those three years. Our operating activities use d$(885,157) of net cash during the year ended December 31, 2007 and $(1,192,874) in the year ended December 31, 2006, and provided net cash of approximately $(1,267,00) during the year ended December 31, 2007. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0, $0.9 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2007, 2006 and 2005, respectively, of which approximately $0, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

          While we had no cash on hand of as of December 31, 2007, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Name	Age	Positions with the	Term of Office
		Company

Wolfgang Rauball	62	Director, Chief Executive	November 2000 - Present
		Officer
Andreas Danicek	29	Director	December 2003 - present
Hank Blankenstein	66	Director, Chief Financial	May 2002 - Present
		officer
Michael Slater	58	President	February 2002 - February
			2005

Biographical Information

          The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officer:

          Wolfgang Rauball. Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas Austria GesmbH and Globegas BV. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. During the period 1976-1986, his consulting activities were primarily for companies conducting exploration for gold and base metal ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.

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

          Andreas Danicek. Mr. Danicek was appointed a director in December of 2003. He spent the last several years working extensively with computer graphics, mainly designing web sites for various organizations including EuroGas, Inc. He spent the previous four years in various marketing positions including as an account executive having to do with the high technology industry. He holds a technical degree from a University in Austria. Mr. Danicek resigned his position in 2008.

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

Audit Committee and Code of Ethics Disclosure

          The Company's Board of Directors has not yet appointed an audit committee. The Company expects to form an audit committee and to establish a written code of ethics for its executive officers and directors during 2009.

Item 11.         Executive Compensation

     The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2007, and other persons serving as executive officers of EuroGas as of December 31, 2007, (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards		Payouts

				Other	Restricted	Securities
Name and		Salary		Annual	Stock	Underlyiing	LTIP	All Other
Principal	Year	($)	Bonus	Compensation	Awards	Options/	Payouts	Compensation
Position			($)	($)	($)	SARs	($)	($)
						(#)

Wolfgang	2007	$300,000	Nil	Nil		-
Rauball						50,000
President,	2006	$300,000
CEO (1)
	2005	$300,000

	2004	$300,000

	2003	$300,000

			Long-Term
			Compensation
Michael Slater	Annual Compensation		Awards	Payouts

President (2)	2005	$66,6667

	2004	$400,000

	2003	$400000

	2002	$400000

Hank	2007	$180000	Nil	Nil
Blankenstein
Chief	2006	$180000
Financial
Officer (3)	2005	$180000

	2004	$180000

(1)	Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas Austria GmbH.

(2)	Mr. Slater became an officer of the Company in February 2002 , his contract expired in 2005 and he is no longer associated with the Company.

(3)	Mr. Blankenstein became an officer and Director of the Company in May 2002.

(4)	Mr. Danicek became a director in December of 2003, he resigned his position during 2008

(5)

Since the Company has had no cash to pay salaries during the past 5years it may offer stock in the company in place of normal salaries if those salaries due certain officers and directors is not paid in the near future.

Option Grants in Last Fiscal Year

          No options were granted to the Named Officers during 2007.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          As of December 31, 2007, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2007, included:

  Andreas Danicek, who is not an employee of the Company, resigned during 2008.
  Hank Blankenstein, who since May of 2002 has served as CFO/Executive VP and as a director,.

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

          As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2007 fiscal year.

          General. Management compensation is overseen by the Board of Directors. In July 1999, the Board established a Compensation Committee comprised of Dr. Gregory P. Fontana, Dr. Hans Fischer and Rudolph Heinz, who also constituted the Compensation Committee on December 31, 1999. However, Mr. Fischer, Mr. Heinz and Mr. Fontana have subsequently resigned, and the Compensation Committee has been dissolved. Accordingly, the following compensation report was prepared by Board members serving as of December 31, 2007.

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

          From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2005, 2006 and 2007, the Board did not pay bonuses to any executive officers. The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

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

          Chief Executive Compensation. Mr. Rauball had a salary of $300,000 as a director and CEO and Mr. Hank Blankenstein had a salary of $180,000 as a Director and CFO. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2006and 2007 fiscal years. The Company has not had any funds to compensate it officers for at least the last 6 years and is looking towards using company common stock to pay these individuals.

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

Performance Graph

          The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 2002 and ending December 31, 2007, as well as the cumulative total return for the NASDAQ Composite Index and the Howard Weil, Bloomberg Oilfield Service and Manufacturing Index. The Peer Group Index is a price-weighted composite index comprised of the cumulative shareholder return for forty-seven companies involved in oilfield services.

          The performance graph assumes that $100 was invested at the market close on December 31, 2002 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Composite Index and the Peer Group Index.

[Graph]
Total Return Analysis
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
EuroGas	$100.00	$12.28	$7.00	$1.52	$0.65	$.03

Dow Jones US Oil	$100.00	$92.03	$129.20	$88.34	$145.78	$152.83

Companies
Secondary Index
(symbol: OIS)
NASDAQ Composite	$100.00	$78.33	$134.00	$123.67	$135.89	$142.75

Item 12.         Security Ownership of Certain Beneficial Owners and Management

          The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of December 31.2007 by:

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

          The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of December 31, 2007 (1)

Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options &	Ownership	Percent(3)
		Warrants(2)	in
Wolfgang Rauball (4)	19,671,429	21,428,572	41,100,001	26%
CEO, Chairman &
Director

Andreas Danicek	Nil	Nil	Nil	0
Director

Hank Blankenstein,	Nil	Nil	Nil	0
Director

All officers and directors
as a group (5 persons)
	19,671,429	21,428,572	41,100,001	26%

* Less than one percent.

(1)

Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

(2)	Represents options or warrants exercisable within 60 days as of December 31, 2007, held by the individual or entity.

(3)

The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and (b) which is the number of shares of our common stock issued and outstanding as of December 31, 2007.

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

          During 2006 and 2007 monies were provideded by a third party shareholder as a loan to the company to keep it solvent. This amounted to approximately $300,000 US over the two year period.

Item 14.         Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and are communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

14.A          Other Information

          EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston Texas. based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of Mckenzie estate, Trustee Steve Smith, of Houston, Texas in 2007. The independent party has received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.'s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court earlier this year.

          The independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court as well as certain legal fees to consummate the transaction. The independent party has committed to hold further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others in order to enable the Company to redeem the Judgment.

          EuroGas, Inc. is announcing that it offices have moved to New York and plans to open an office in Salt Lake City, Utah. The new office address in NY is as follows

EuroGas, Inc.

14 Wall Street 22nd Floor

New York, NY 10005

Telephone (212) 618 1274

Fax (212) 618 1276

          In the fall of 2003 TransUnited Corp., an independent finance company, agreed to finance the Company and subscribed to a private placement in the Company’s shares, however, never paid the committed funds to the Company and was in default as to the original payment by way of a Private Placement in the Company’s stock in the amount of $250,000. The Company originally negotiated this Private Placement with TransUnited in the fall of 2003 with additional funds to be provided by TransUnited in early 2004 to enable the Company to fund a settlement agreement between the Company and certain creditors. The $ 500,000 was to be used by the Company as a down-payment under a settlement agreement entered into between the company and Trustee Smith in order for Trustee Smith not to begin bankruptcy proceedings against the Company in the fall 2003.

          Unfortunately TransUnited didn’t provide the promised funds in a timely manner so that the Company’s CEO Wolfgang Rauball had to step in and had to provide the down-payment in the amount of $500,000.00 in order to stop Trustee Steve Smith from taking immediate legal bankruptcy action against the company. On October 10, 2003 and November 5, 2003 Wolfgang Rauball by way of personal short-term loans provided payments of $250,000 .00each for a total of $500,000.00 as down-payment under the settlement agreement (see EuroGas 10-K for 2003). Since it was agreed with Mr. Rauball that he would be repaid by the Company immediately, Mr. Rauball demanded repayment of his short-term loans in early 2004.

          However, the Company was unable to repay Mr. Rauball and therefore accepted an offer from McCallan Oil&Gas (UK) Ltd. and its shareholders. McCallan, an unrelated private British company registered in Cardiff, UK and its shareholders agreed to repay Mr. Rauball on behalf of the Company with the specific understanding to be getting reimbursed by the Company either in cash from the funds which TransUnited had committed to, or McCallan and its shareholder would receive common stock of the Company for the $ 500,000 payment under the same terms and conditions of the private placement the Company had agreed with TransUnited.

          In the meantime TransUnited kept assuring the Company to follow-up on its initial funding comittment and to provide possibly further working capital funds to the Company, but wanted proof of the shares having been issued first. The Company hoping that funds would be made available by TransUnited upon the physical issue of the shares, reluctantly issued them but did not hand them over to TransUnited and kept the shares in its possession. Unfortunately the creditors of the Company due to lack of funds started legal action and proceeded to place the Company into involuntary bankruptcy.

          Fortunately the Company managed to get out of bankruptcy in February 2007 by order of the Utah Bankruptcy Court. McCallan and its shareholders recognizing that the company is out of bankruptcy approached the company now with the request to be getting reimbursed for the funds provided over 3 years ago.

          In the meantime TransUnited kept assuring the Company to follow-up on its initial funding comittment and to provide possibly further working capital funds to the Company, but wanted proof of the shares having been issued first. The Company hoping that funds would be made available by TransUnited upon the physical issue of the shares, reluctantly issued them but did not hand them over to TransUnited and kept the shares in its possession. Unfortunately the creditors of the Company due to lack of funds started legal action and proceeded to place the Company into involuntary bankruptcy.

          Fortunately the Company managed to get out of bankruptcy in February 2007 by order of the Utah Bankruptcy Court. McCallan recognizing that the company is out of bankruptcy approached the company now with the request to be getting reimbursed for the funds provided over 3 years ago.

          Since EuroGas, Inc, presently does not have sufficient funds to repay McCallan the Company proposed to McCallan to issue a similar amount of shares as was issued to TransUnited more than 3 years ago. The TransUnited shares have been returned in full to the Company’s treasury for cancellation.

          Exclusive Advisory and Investment Banking Engagement Agreement between Spencer Clarke LLC and EuroGas, Inc., dated January 3, 2007. Spencer Clarke, a New York based Investment House was introduced to the Company by Mr. Dan Killian, a Vice-President of Standard and Poors in New York and Mr. Joel Brownstein. Both gentlemen were given a stock option as consideration for their services.

          Under the terms of the Agreement Spencer Clarke will assist the Company in helping obtain its re-listing on the Bulletin Board, once the company has met all of the NASD requirements. Spencer Clarke may also assist the Company in future financings on an as need basis.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)      Documents Filed

          1.      Financial Statements. The following Consolidated Financial Statements of the Company and report of independent accountants are included immediately following the signature page of this Report.

A.	Consolidated Balance Sheets at December 31, 2007 and 2006

B.	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

C.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

F.	Notes to Consolidated Financial Statements

          2.      Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

Exhibit
Number	Title of Document	Location
3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33- 1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

Exhibit
Number	Title of Document	Location

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4	Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended

Exhibit
Number	Title of Document	Location
December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

Exhibit
Number	Title of Document	Location
10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-

Exhibit
Number	Title of Document	Location
92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007 *

10.47	EuroGas, Inc. address change. December 31, 2007	Form 8-K filed on December 31,2007 *

Exhibit
Number	Title of Document	Location

21.1	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
  Incorporated by reference

          (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2007, the company filed several items on Form 8K. (See item 14.A for information)

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

DATE: December 26, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	December 26, 2008
Wolfgang Rauball, Director

/s/ HankBlankenstein	December 26, 2008
Hank Blankenstein, Director

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

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

	Dec 31,	Dec 31,
	2007	2006
ASSETS
Current Assets
Cash	$(11,876)	$(4,9929)

Investment in securities available for sale	801	801
Other receivables
Other current assets	-
Total Current Assets	(11,075)	(4,122)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	4,456	500
Total Property and Equipment		500
Less: Accumulated depletion, depreciation and amortization	(189)	(25)
Net Property and Equipment	4,267	475
Investment in Securities Held as Collateral under	2,872,930	2,872,930
Settlement Obligation	-	-
Receivable from a Related Party	224,557	224,557

Total Assets	$3,101,754	$3,095,890

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$3,850,000	$16,235,801

Accrued settlement obligations	$7,285,766	$13,285,766
Accrued income taxes	512,845	931,711
Notes payable to related parties	856,398	806,398
Total Current Liabilities	12,565,429	28,441,767

Asset Retirement Obligation	518,907	518,907
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares

2,392,228 shares outstanding; liquidation preference of preferred shares	350,479	350,479

Common stock, $0.001 par value; 325,000,000 shares authorized

191,212,635 shares issued, respectively	191,213	191,213

Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(192,465,764)	(189,365,764)
Accumulated other comprehensive income (loss)	(1,064,962)	(1,064,962)
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	1,362	1,362
Total Stockholders' Deficiency	(43,476,853)	(23,783,984)

Total Liabilities and Stockholders' Deficiency	$29,890,830	28,441,767

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Dec. 31, 2007	Dec. 31, 2006
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	250	25
Impairment of mineral interests and equipment	-
Litigation settlement expense	-
General and administrative	721,786	730,568

Total Costs and Operating Expenses	722,036	733,701

Other Income (Expenses)
Interest expense	0	(18,746)
Foreign exchange net gain (loss)	0	(64,863)
Equipment rental income	-
Interest income	0	84
Loss on sale of securities available for sale	-	-
Other, primarily gain on sale of assets	-
Net Other Income (Expense)	0	(83,525)

Loss Before Accounting Change	(722,036)	(875,973)

Cumulative Effect of Accounting Change	(27,673)	(41,894)

Net Loss	(749,709)	(917,867)

Preferred Dividends	(135,198)	(135,198)

Loss Applicable to Common Shares	(884,907)	$(1,053,065)

Basic and Diluted Loss Per Common Share
Loss before accounting change	(0)	(0)
Net loss	$(0.001)	$(0.025)

Basic and Diluted Weighted-Average Common
Shares Outstanding	196,212,635	189,207,607

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Dec. 31, 2007	Dec. 31, 2006

Cash Flows From Operating Activities
Net loss	$(884,907)	$(5,058,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	250	6,678
Gain on sale of property and equipment	-

Foreign exchange net (gain) loss	-	(115,734)
Loss on sale of notes receivable	-	-

Cumulative effect of accounting change	-	392,980
Accretion of accrued settlement obligation	-	-
Compensation on write-down of receivable from related party	-	-
Impairment of mineral interests and equipment	-	-
Gain on sale of securities available for sale	-	-
Warrants issued for settlement cost	-	-
Accrued settlement obligation	-	-
Changes in operating assets and liabilities:
Other receivables

Accrued liabilities	1,876,987	1,467,892
Accrued liabilities payable to related parties	958,765	758,765
Accrued income taxes	-	-
Other	-	-
Net Cash Used in Operating Activities	(885,157)	(1,192,874)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of assets	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Proceeds from sale of notes receivable	-	-

Purchase of securities available for sale	-	-

Net Cash Provided by (Used in) Investing Activities	-
-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	675,000
Receivable from related party	289,657	289,657
Payment on notes payable to related party	-
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-

Net Cash Provided by (Used in) Financing Activities	(885,157)	964,657
Effect of Exchange Rate Changes on Cash	-	(19,463)

Net Increase (Decrease) in Cash	(7,959)	1,576

Cash at Beginning of Period	(4,923)	98

Cash at End of Period	$(11,876)	$8

EUROGAS, INC.
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

Business Condition — EuroGas has accumulated a deficit of $192,465,764 through December 31, 2007. EuroGas has had no revenue, losses from operations and negative cash flows from operating activities during the years ended December 31, 2007 and 2006 and 2005. At December 31, 2007, the Company had a working capital deficiency of $28,573,773 and a capital deficiency of $14,893,149. The Company has impaired or been forced to sell most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its formerly majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At December 31, 2007, the Company had no options outstanding that had been previously granted to employees and consultants. The Company accounts for stock options granted to employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accounts for options granted to non-employees at their fair value under SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation expense is reflected in net loss during the periods presented in the accompanying financial statements as all options had an exercise price equal to the market value of the underlying common stock on the date of grant or the related compensation was recognized in earlier periods. There would not have been any effect to net loss or to basic and diluted loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation as the related compensation was recognized in earlier periods.

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2006 and December 31, 2007 financial statements to conform to the current period presentation.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 — INVESTMENT IN SECURITIES

The Company’s primary investment in securities consists of 209,550 pre-split shares of Enterra Energy Ltd.. The Enterra units which are trading on the New York Stock Exchange and Toronto Stock Exchange are held as collateral by Oxbridge Limited under a claim, as discussed in Note 3. At June 30, 2003, the Company changed its expectation of realizing proceeds from the sale of the Enterra shares/units to more than one year and reclassified the investment in the Enterra shares/units as a long-term asset. The Company’s investments in equity securities, including the Enterra shares/units, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:

	December 31, 2007	December 31, 2006
Cost	$412,968	$412,892
Gross unrealized gains	2,460,763	1,077,166

Estimated Fair Value	$2,873,731	$1,490,058
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$801	$1,490,058
Investment in securities held as collateral under settlement
obligation	2,872,930	-
Estimated Fair Value	$2,873,731	$1,490,058

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas in writing to convert its 2,391,968 Series 1995 Preferred Stock into 4,782.936 EuroGas common shares as stipulated by the conversion by-laws of the Preferred Stock. At that time EuroGas common shares were actively trading in the $ 10-12 per share range, but Oxbridge’s request to convert was effectively prevented by an order obtained by the Trustee in the McKenzie bankruptcy case as described below. As a result, Oxbridge was unable to receive any proceeds from the sale of the conversion of the Preferred Shares into EuroGas Inc. common shares when the average market prices of the common shares was appr. $ 10 per share and when substantial daily trading volume of several millions of shares a day could have resulted in proceeds to Oxbridge of up to $ 50,000.000. In 1997 Oxbridge has filed an official claim against EuroGas for its losses. After discussions with Oxbridge during 2002 EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of December 31, 2007.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March of 1997, the Trustee brought a related suit W. Steve Smith, Trustee v. Bertil Nordling, Rolf Schlegal, MCK Development B.V. Claron N.V., Jeffrey Ltd., Okibi N.V., McKenzie Methane Poland Co., Harven Michael McKenzie, Timothy Stewart McKenzie, Steven Darryl McKenzie andEuroGas, Inc., (Adv. No. 97-4155) in each of the three McKenzie individual bankruptcy cases. In general, the action asserts that the defendants, other than the Company, who acquired an interest in the Polish Project, received a fraudulent transfer of assets belonging to the individual McKenzie bankruptcy estates, or are alter egos or the strawmen for the McKenzies. As a result, the Trustee asserts that any EuroGas stock or cash received by these defendants should be accounted for and turned over to the Trustee. As to the Company, the Trustee asserts that as transfer agent, the Company should turn over the preferred stock presently outstanding to the defendants or reserve such shares in the name of the Trustee and that any special considerations afforded these defendants should be canceled. It appears the Company was named to this litigation only because of its relationship as transfer agent to the stock in question. This suit has been administratively consolidated with 97-4114, and is currently pending before the Houston bankruptcy court.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee Uponcompletion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 800,0.000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas, Inc Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liabillity in this case: 2. .That the within case be and it hereby is closed.” This information was posted on “Pacer” the official document organization for the US Court system. The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. During the summer of 2007 negations continued with the Texas Bankruptcy court and the Court allowed the Trustee to sell the judgment held against the company, which in September of 2007 was sold to a friendly third party, who now holds the judgment. (See 8-K filing in October of 2007regarding sale of judgment)

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	December 31, 2007	December 31, 2006
Loans from a key employee, due in 2002, with
interest at 10%, unsecured	$218,285	$218,285
Loans from an officer and from companies
associated with a director, due in 2002 and
2003, with interest at 7.5% to 10%, unsecured.	38,113	35,080
A Loan from a shareholder was made in 2006 and 2007	700,000	300,000
Interest at 7.5% to 10%, unsecured	62,354	42,769
Total Notes Payable to Related Parties	1,018,752	596,134

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $534,557 and $301,084 as of December 31, 2007 and December 31, 2006, respectively.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 7 — PREFERRED AND COMMON STOCK

During January 2004, the Company granted an option to Protec Industries Inc., a US public company, to purchase a 49% interest of Rozmin s.r.o., a Slovak mining company which owned a Talc mining property in the Slovak Republic. The total purchase price of the option was Euro 15.000.000 over a period of 3 years and included a down-payment of 500,000 Euro ($627,000 USD), which was paid on January 21, 2004 by Protec Industries, Inc. Upon receipt of the advance payment Protec was granted an irrevocable right to purchase the 49% interest. If the option is exercised before a certain date the advance payment made will be applied to the purchase price. As part of the option Protec Industries, Inc. also received 3,000,000 shares of the Company’s common stock. Due to contractual non-performance by Protec Industries, Inc. the Company has demanded the return of the 3.000.000 shares to the Company or failing the Company will cancel the 3.000.000 shares of common stock.

     On March 12, 2004 the Company issued 17,000,000 shares and warrants of its common stock to TransUnited Corporation. The issuance of these shares was in the form of a private placement by TransUnited Corporation, however, TransUnited Corporation failed to provide the payment and the transaction was subsequently cancelled and the shares and the warrants were returned to the treasury of the Company for cancellation.

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

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at December 31, 2007:

		Liquidation		Annual Dividend
		Preference		Requirement
	Shares
Designation	Outstanding	Per	Total	Per	Total
		Share		Share
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
1997 Series A Convertible	260	1,000.00	260,000	60.00	15,600
Total	2,392,228		$499,197		$135,198

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate accrued dividends on preferred stock were $684,160 and $650,824 at December 31, 2007 and December 31, 2006, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2007	December 31, 2006

Foreign currency translation adjustments	-	$(115,734)
Unrealized gain on investments in
securities available for sale	-	-
Accumulated Other Comprehensive Income (Loss)		$(115,734)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31, 2007	Dec. 31, 2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing
Activities
Accrual of preferred dividends	$101,121	$101,121
Asset retirement obligation incurred in property acquisition	-	140,187
Conversion of fixed-maturity securities to note receivable	-	-
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	-
Conversion of note payable	-	-
Conversion of accrued liability for salaries to officers	-	-

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provide notice of such deficiency to EuroGas, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue additional common shares, based on recent market prices for the Company’s common stock, to Belmont under this provision of the agreement.

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

On February 5, 2002 EuroGas entered into an employment agreement with its new President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provides for all terms of the agreement to continue for the unexpired term of the agreement

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

should the Company be involved in a winding-up or merger transaction. The agreement may be terminated if either party fails to meet its obligations under the terms of the agreement. In June 2002, the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month. The contract has expired and Mr. Slater is no longer with EuroGas, Inc. The former president has signed release of claims against the company with a cash payment of approximately $35,000 USD.

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

Certain liabilities have been eliminated due to certain laws in the state of Utah and bankruptcy issues. Certain loans have been reduced through negotiations with the loan holders.