Form 10-K/A
period 2007-12-31
EUROGAS INC
filed 2009-02-06
CIK 783209

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

As of December 31, 2007, the registrant had 196,212.635 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS TO FORM 10-K

		PAGE
PART I
Item 1.	Business	1

Item 2.	Property	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II
Item 5	Market for Registrant's Common Stock and Related Stockholder Matters	15
Item 6.	Selected Financial Data	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21

PART III
Item 10.	Directors and Executive Officers of the Registrant	21
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions	27
Item 14.	Controls and Procedures	28

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30

	Documents Filed
	1. Financial Statements
	2. Financial Statement Scheule
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

     Under the terms of the joint venture agreement, EuroGas was obligated to provide 75% ($4.98 million) of the projected initial test phase (including seismic testing) funding of $6.64 million and 60% ($4.08 million) of the projected capital investment cost for the initial production phase of $6.8 million. All funds required for the initial test phase were expended. The Company has originally decided to withdraw from the NAFTA-Danube association and discontinue our involvement in any further exploration in the Trebisov gas field in eastern Slovakia. In exchange for the Company’s proposed withdrawal, Nafta Gbely a.s. had agreed to pay all outstanding obligations and liabilities totaling approximately $750,000 owing to Geophysical Services Ltd. of Hungary for seismic work conducted on the concession area of the NAFTA-Danube association. However, the company has been recently advised by its solicitors that the withdrawal agreement with Nafta Gbely a.s. is not a legally binding agreement as it was executed on behalf of the Company by a previous Director acting alone without consent of the Board of Directors of the Company and was not covered by a valid Directors Resolution, a fact which the Company had already brought to the attention of Nafta Gbely. In addition to this the Company has learned that important results of the seismic were not disclosed to the Company at the time of the signing of the withdrawal agreement by one of the Directors of the Company. The Company’s solicitors therefore has suggested to commence an action of breach of trust against Nafta Gbely a.s. and its major shareholder RWE Gas for not disclosing mutual facts of interest including the fact of not disclosing to the Company the results of the seismic which was conducted on the mutual concession area. The company has also learned recently that some of the Trebisov gas wells in which the Company still claims an ownership are in the process of being connected to a gas pipeline and are ready for production.

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

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $157,038,682 at December 31, 2007. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

     Most of the approximately 196,212,635 shares of common stock issued and outstanding as of December 31, 2007are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

      We have the right to, and expect to, issue additional shares of common stock without shareholder approval.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2007 there were 196,212,635 shares of common stock and 2,392,228 shares of preferred stock issued.

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

Statement of Operations Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

Net Sales	$0 -	$0 -	$0 -	$0 -	$5,074
Loss/Gain from	15,357,898	$(691,149)	$(875,973)	$(5,058,088)	$(18,551,994)
Operations

Loss/Gain per Common	$0.0078	$0.0033	$0.0014	$0.002	$0.026
Share

Balance Sheet Data

	At December 31,
	2007	2006	2005	2004	2003

Total Assets	$705,104	$3,530,999	$4,202,586	$4,206,169	$9,417,748

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends
per Common Share	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

     We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development, we also have holdings in oil and natural gas projects in Canada.

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

  Focus our efforts on projects in Central Europe. We will concentrate our financial and management resources on Central Europe. Continue our efforts to reduce corporate overhead. We will continue to manage the Company from our North American Headquarters and our Central European Headquarters.

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

	For the Years Ended
	December 31,
	2007	2006	2005
Oil and Gas Sales	$-	$-	-

Oil and gas production	-	-	-
Impairment of mineral interests and	-	-
equipment	-	-	-
Depreciation, depletion and
amortization	189	25	5,876

	-	-	-
Settlement costs	-	-	-

General and administrative	621,786	630,568	786,572

Total Costs and Operating Expenses	$621,975	$630,593	792,448

Other Income (Expenses)	-
Interest Income	-	-	84

Other Income	-	-	-
Interest expense	-		(18,746)
Income from Accrued Liability reduction	12,385,801
Income from Accrued Settlement obligation reduction	6,000,000
Income from Accrued Income Tax reduction	418,866	-	-
equipment
Foreign exchange net gains (losses)			(64,863)
Loss on sale of securities available for sale	(2,824,734)

Minority interest in income of	-	-	-
subsidiary

Total Other Income (Expense	15,979,933	-	(83,582)

Net Loss/Gain

Net Loss/Gain	$15,357,958	$(691,149)	$(875,973)
Basic and Diluted Loss Per Common
Share	$0.078	$(0.003)	$(0.021)
Weighted Average Number of
Common Shares Used in Per Share
Calculation
	196,212,635	191,212,635	191,207.607

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

     General and administrative expenses were $621,786 for 2007, compared with $630.568 for 2006 and $ 786,572 in 2005. The decrease in 2007 from the level previous year was due primarily to the increase of litigation and general office expenses. Depreciation, depletion and amortization expenses were $189 for 2007 compared to $25 for 2006 and $5,876 during 2005. The slight increase in depreciation, depletion and amortization expense is attributable to buying of office assets subject to depreciation, depletion and amortization.

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

     Net Gain/Loss. We incurred gain/net losses from operations of $15,357,898 ($ 691,149) and ($875,973) for the years ended December 31, 2007, 2006 and 2005, respectively. After preferred dividends, the gain/loss applicable to common shares was approximately $15 million, ($0.8) million and ($0.9 million) for the years ended December 31, 2007, 2006 and 2005, respectively. These losses were due in part to the absence of revenues, combined with continued administrative expenses.

Due to the highly inflationary economies of the Eastern European countries in which we operate, we are subject to extreme fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. In 2007 we recognized no loss because of currency transactions. In 2007, the loss was $0. This is mainly due to lack of any business while the bankruptcy proceedings were under way. We had a cumulative foreign currency translation adjustment of $0 as of December 31, 2007. We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     We had an accumulated deficit of $ 157,038,682 as of December 31, 2007, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2007, we had total current assets of approximately $9,000 and total current liabilities of approximately $12 million resulting in negative working capital of approximately $12 million. As of December 31, 2007, our balance sheet reflected approximately $0 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments and that expire within one to three years, unless the concession or license authority grants an extension or a new concession license, of which there can be no assurance. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities used net cash of approximately $0 and $0, during the years ended December 31, 2007 and 2006, respectively, and provided (339,833) during the year ended December 31, 2007 . Our operating activities used $(339,883) of net cash during the year ended December 31, 2007 and $(1,192,874) in the year ended December 31, 2006. A portion of our cash was used in acquiring mineral interests, property and equipment, either directly or indirectly through the acquisition of subsidiaries, with approximately, $0, $0.9 million, and $3.7 million provided by (used) in investing activities for the years ended December 31, 2007, 2006 and 2005, respectively, of which approximately $0, $0.5 million and $0.1 million, respectively, was used in acquiring mineral interests.

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

Certain Information Regarding Executive Officers, Directors and Control Persons

     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2007, together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

Name	Age	Positions with the	Term of Office
		Company

Wolfgang Rauball	62	Director, Chief Executive Officer	November 2000 - Present
Andreas Danicek	29	Director	December 2003 - present
Hank Blankenstein	66	Director, Chief Financial officer	May 2002 - Present
Michael Slater	58	President	February 2002 - February 2005

Biographical Information

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officer:

     Wolfgang Rauball. Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas GmbH Austria and Globegas BV. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt Technical University in Germany from 1967 through 1971. During the period 1976-1986, his consulting activities were primarily for companies conducting exploration for gold and base metal ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.

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

Summary Compensation Table

Long-Term Compensation
	Annual Compensation				Awards		Payo
uts
					Restrict	Securiti
				Other	ed	es
				Annual	Stock	Underlyi	LTIP	All Other
Name and		Salary		Compensa	Awards	ng	Payou	Compensat
Principal	Year	($)	Bonus	tion	($)	Options/	ts	ion
Position			($)	($)		SARs	($)	($)
(#)

Wolfgang	2007	$ 300,000	Nil	Nil		-
Rauball						50,000
President,	2006	$ 300,000
CEO (1)
	2005	$ 300,000

	200 4	$ 300,000

	2003	$300,000

				Long-Term
				Compensation
Michael Slater			Annual Compensation	Awards	Payo
					uts
President (2)	2005	$66,6667

	2004	400,000

	2003	$400000

	2002	$400000

Hank	2007	$180000	Nil	Nil
Blankenstein
Chief	2006	$180000
Financial
Officer (3)	2005	$180000

	2004	$180000

(1)	Mr. Rauball was appointed as President and CEO and interim CFO on July 6, 2001. He also serves as Managing Director of EuroGas GmbH Austria.

(2)	Mr. Slater became an officer of the Company in February 2002 , his contract expired in 2005 and he is no longer associated with the Company.

(3)	Mr. Blankenstein became an officer and Director of the Company in May 2002.

(4)	Mr. Danicek became a director in December of 2003, he resigned his position during 2008

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     As of December 31, 2007, the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2007, included:

Andreas Danicek (has resigned as a director during 2008).

Hank Blankenstein (has served as CFO/Executive VP and as a director since May 1996).

Wolfgang Rauball, (has served as President and CEO and interim CFO of EuroGas since May 2001), and also serves as Managing Director of EuroGas GmbH Austria since 1998 and as Managing Director of GlobeGas B.V. Amsterdam since 1996.

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

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees. Having granted all options available under the 1996 Stock Option and Award Plan, on November 20, 1999, the Board determined to grant options outside of any option plan (but on terms and conditions identical to those contained in our 1996 Stock Option and Award Plan), to certain officers, directors and outside consultants. The purpose of such options is to give each option recipient an interest in preserving and maximizing shareholder value in the long term, to reward option recipients for past performance and to give option recipients the incentive to remain with EuroGas over an extended period. The right to determine the amount of such grants was delegated to the Compensation Committee based on its assessment of the proposed recipients’ current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, Chief Executive Compensation. The company has agreed to pay Mr. Rauball a salary of $300,000 per year as a director and CEO and to pay Mr. Hank Blankenstein a salary of $180,000 per year as a Director and

CFO. Both gentlemen have not been remunerated for several years due to the financial situation of the Company and they have agreed to have their salaries to be accrued. Consistent with the Board’s desire to preserve capital for future growth and development, the Board elected not to pay a bonus to any executive officer for the 2006 and 2007 fiscal years. The Company has not had any funds to compensate it officers for at least the last 6 years and is looking towards using company common stock to pay these individuals.

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

     During June of 2002 the Company issued Mr. Rauball 10,000,000 shares of its common stock and warrants for an additional 10,000,000 shares in a subscription on a private placement. The 10,000,000 shares of common stock were issued at a price of $0.10 per share, the warrants were issued at an exercise price of $0.125 per share if converted before June 10, 2003 and an exercise price of $0.15 after that but before June 10, 2004, these warrants were extended in 2004 for an exercise price of $.05 and expiration of June 10, 2010.. The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and

EuroGas has paid certain expenses on their behalf. The resulting receivables and payables were combined and presented in the accompanying financial statements as notes payable to related parties of $416,858 as of December 31, 2001. During the six months ended June 30, 2002 EuroGas made additional payments of $535,574 on behalf of the officer. During the years of 2004, 2005, 2006 and 2007 additional funds were contributed by Mr. Rauball and various other companies under his control.

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

     During 2006 and 2007 monies were provideded by a third party shareholder as a loan to the company to keep it solvent. This amounted to approximately $700,000 US over the two year period.

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

A.	Consolidated Balance Sheets at December 31, 2007 and 2006

B.	Consolidated Statements of Income for the years ended December 31, 2007and 2006

C.	None

D.	Consolidated Statements of Cash Flows for the years ended December 31, 2007and 2006

F.	Notes to Consolidated Financial Statements

2.	Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

Exhibit
Number	Title of Document	Location

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

Exhibit
Number	Title of Document	Location

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas,	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*
Inc., dated October 23, 1997

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

Exhibit
Number	Title of Document	Location

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

Exhibit
Number	Title of Document	Location

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

Exhibit
Number	Title of Document	Location

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007 *

10.47	EuroGas, Inc. address change. December 31, 2007	Form 8-K filed on December 31,2007 *

Exhibit
Number	Title of Document	Location

21.1	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
  Incorporated by reference
(b)	Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2007, the company filed several items on Form 8K. (See item 14.A for information)

(c)	Exhibits

     Exhibits to this Report are attached following Page F-1 hereof.

(d)	Financial Statement Schedules

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

DATE: February 6, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	February 6, 2009
Wolfgang Rauball, Director

/s/ HankBlankenstein	February 6, 2009
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

	Dec	Dec
	31,	31,
	2007	2006
ASSETS
Current Assets
Cash	$(9,876)	$(4,923)

Investment in securities available for sale
Other receivables
Other current assets	-
Total Current Assets	(9,876)	(4,923)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	4,456	500
Total Property and Equipment	4,456	500
Less: Accumulated depletion, depreciation and amortization	(189)	(25)

Net Property and Equipment	4,267	475
Investment in Securities Held as Collateral under	486,156	3.310.890
Settlement Obligation	-	-
Receivable from a Related Party	224,557	224,557

Total Assets	$705,104	$3,530,999

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$3,850,000	$16,235,801

Accrued settlement obligations	$7,285,766	$13,285,766
Accrued income taxes	512,845	931,711
Notes payable to related parties	1,018,752	596,134
Total Current Liabilities	12,667,363	31,049,412

Asset Retirement Obligation	518,907	518,907
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares

2,392,228 shares outstanding; liquidation preference of preferred shares	350,479	350,479

Common stock, $0.001 par value; 325,000,000 shares authorized

196,212,635 191,212,635 shares issued, respectively	196,213	191,213
Additional paid-in capital	144,012,186	144,012,186
Accumulated deficit	(157,038,682)	(172,589,836)
Accumulated other comprehensive income (loss)	-	-
Receivable from shareholder
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Deficiency	(12,481,166)	(28,037,320)

Total Liabilities and Stockholders' Deficiency	$705,104	3,530,999

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Dec. 31,	Dec. 31,
	2007	2006
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	(189)	(25)
Impairment of mineral interests and equipment	-
Litigation settlement expense
General and administrative	621,786	630,568

Total Costs and Operating Expenses	(621,975)	(630,593)

Other Income (Expenses)
Interest expense	-	(18,746)
Foreign exchange net gain (loss)	-	-
Income from Accrued Liability reduction	12,385,801
Income from Accrued Settlement obligation reduction	6,000,000
Income from Accrued Income Tax reduction	418,866
Equipment rental income	-
Interest income	-	84
Loss on sale of securities available for sale	(2,824,734)	-
Other, primarily gain on sale of assets	-
Net Other Income (Expense)	15,357,898	(18,662)

Profit (Loss) Before Accounting Change	15,357,898	(649,255)

Cumulative Effect of Accounting Change	-	(41,894)

Net Profit/Loss	15,357,898	(691,149)

Preferred Dividends	(135,198)	(135,198)

Profit/Loss Applicable to Common Shares	$15,222,700	$(826,347)
Basic and Diluted Profit/Loss Per Common Share
Profit/Loss before accounting change	15,357,898	(691,149)

Net Profit/Loss	$0.078	$(0.004)
Basic and Diluted Weighted-Average Common
Shares Outstanding	196,212,635	191,212,635

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Dec. 31, 2007	Dec. 31, 2006

Cash Flows From Operating Activities
Net Profit/Loss	$15,221,760	$(826,347)
Adjustments to reconcile net loss/Gain to cash used by operating activities:
Depreciation	(189)	(25)
Gain on sale of property and equipment	-
Foreign exchange net (gain) loss	-	(115,734)
Loss on sale of notes receivable	-	-

Cumulative effect of accounting change	-	392,980
Accretion of accrued settlement obligation		-
Compensation on write-down of receivable from related party	-	-
Impairment of mineral interests and equipment	-	-
Loss on value of securities available for sale	2,824,734	-
Warrants issued for settlement cost	-	-
Accrued settlement obligation	(6,000,000)	-
Changes in operating assets and liabilities:
Other receivables

Accrued liabilities	(12,385801)	1,467,892
Accrued liabilities payable to related parties	422,618	758,765
Accrued income taxes	(418,866)	-
Other	-	-
Net Cash Used in Operating Activities	(339,883)	(1,192,874)

Cash Flows From Investing Activities

Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of assets	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Proceeds from sale of notes receivable	-	-

Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-
Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	675,000
Receivable from related party		289,657
Payment on notes payable to related party	-
Proceeds from sale of treasury stock	-	-
Acquisition of treasury stock	-	-

Net Cash Provided by (Used in) Financing Activities	339,833	964,657

Effect of Exchange Rate Changes on Cash	-	(19,463)
Net Increase (Decrease) in Cash	(4,953)	1,576
Cash at Beginning of Period	(4,923)	98

Cash at End of Period	$(9,876)	$98

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

Business Condition — EuroGas has accumulated a deficit of $157,038,682 through December 31, 2007. EuroGas has had no revenue, from operations and cash flows from operating activities during the years ended December 31, 2007 and 2006 and 2005. At December 31, 2007, the Company had a working capital deficiency of $12,677,239 and a capital deficiency of $12,481,166. The Company has impaired or been forced to sell most of its oil and gas properties. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

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

Reclassifications — Certain reclassifications have been made to the accompanying December 31, 2006 and December 31, 2007financial statements to conform to the current period presentation.

EUROGAS, INC.
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

NOTE 2 — INVESTMENT IN SECURITIES

The Company’s primary investment in securities consists of 419,100 shares of Enterra Energy Ltd.. The Enterra units which are trading on the New York Stock Exchange and Toronto Stock Exchange are held as collateral by Oxbridge Limited under a claim, as discussed in Note 3. At June 30, 2003, the Company changed its expectation of realizing proceeds from the sale of the Enterra shares/units to more than one year and reclassified the investment in the Enterra shares/units as a long-term asset. The Company’s investments in equity securities, including the Enterra shares/units, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:

	December 31, 2007	December 31, 2006
Cost	$412,968	$412,892
Gross unrealized gains	73,188	2,897,998

Estimated Fair Value	$486,156	$3,310,890
Presented in the accompanying balance sheets as follows:

Investment in securities available for sale	$486,156	$3,310,890
Investment in securities held as collateral under settlement
obligation		-
Estimated Fair Value	$486,156	$3,310,890

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 — ACCRUED SETTLEMENT OBLIGATIONS

Oxbridge Settlement — During 1997, Oxbridge Limited requested EuroGas in writing to convert its 2,391,968 Series 1995 Preferred Stock into 4,782.936 EuroGas common shares as stipulated by the conversion by-laws of the Preferred Stock. At that time EuroGas common shares were actively trading in the $ 10-12 per share range, but Oxbridge’s request to convert was effectively prevented by an order obtained by the Trustee in the McKenzie bankruptcy case as described below. As a result, Oxbridge was unable to receive any proceeds from the sale of the conversion of the Preferred Shares into EuroGas Inc. common shares when the average market price of the common shares was appr. $10 per share and when substantial daily trading volume of several millions of shares a day could have resulted in proceeds to Oxbridge of up to $ 50,000.000. In 1997 Oxbridge’s London based solicitors had filed an official claim against EuroGas for its inability to convert its preferred shares into 4,782.936 EuroGas common shares and to realize appr. $ 50.000.000 from the sale of its EuroGas shares and threatened to file breach of trust and damage claims in the amount of $ 50.000.000 plus punitive charges against EuroGas. After settlement discussions with Oxbridge EuroGas estimated the cost to settle the Oxbridge claim to be approximately $6,800,000. That amount is included in the accrued settlement obligation as of December 31, 2006.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Payment terms for the remaining balance will be negotiated between EuroGas, Kukui and the Bankruptcy Trustee. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee Uponcompletion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. A hearing, on the petition, is now set for August 17, 2004. In the meantime the creditor, Trustee Smith, has filed a petition in the US Bankruptcy Court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy under Chapter 7. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to continue financing the settlement agreement with Trustee Smith the Bankruptcy Court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into bankruptcy under Chapter 7 at this point. Despite the bankruptcy proceedings initiated there are ongoing negotiations with a third european party to purchase the judgment against EuroGas, presently held by the Bankruptcy Trustee Smith, who has forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie Trustee

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

through a friendly third party and then have the friendly party request the US Bankruptcy Court in Salt Lake City, Utah to remove the present chapter involuntary 7 bankruptcy. During the 4th quarter of 2005 the Bankruptcy Trustee in the EuroGas Chapter 7 proceedings was approached by interested parties to sell the Polish assets of EuroGas. On March 28, 2006 a public auction was held by the Bankruptcy Trustee and the assets were sold at auction to various parties for appr. $ 800,000. The Bankruptcy Court in Salt Lake City, Utah confirmed the sale on March 30, 2006. A motion for an appeal by a party which has lost out during the March 28, 2006 auction was denied by the Bankruptcy Court on May 4, 2006 and the original auction sales were confirmed by the Bankruptcy Court. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas, Inc Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liabillity in this case: 2. .That the within case be and it hereby is closed.” This information was posted on “Pacer” the official document organization for the US Court system. The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. During the summer of 2007 negations continued with the Texas Bankruptcy court and the Court allowed the Trustee to sell the judgment held against the company, which in September of 2007 was sold to a friendly third party, who now holds the judgment. (See 8-K filing in October of 2007regarding sale of judgment)

NOTE4 — NOTES PAYABLE TO RELATED PARTIES

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as Notes Payable to related parties of $1,018,752 and $596,134 as of December 31, 2007 and December 31, 2006, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 7 — PREFERRED AND COMMON STOCK

During January 2004 the Company granted an option to Protec Industries Inc., a US public company, to purchase a 49% interest of Rozmin s.r.o., a Slovak mining company which owned a Talc mining property in the Slovak Republic. The total purchase price of the option was Euro 15.000.000 over a period of 3 years and included a down-payment of 500,000 Euro ($627,000 USD), which was paid on January 21, 2004 by Protec Industries, Inc. Upon receipt of the advance payment Protec was granted an irrevocable right to purchase the 49% interest. If the option is exercised before a certain date the advance payment made will be applied to the purchase price. As part of the option Protec Industries, Inc. also received 3,000,000 shares of the Company’s common stock. Due to contractual non-performance by Protec Industries, Inc. the Company has demanded the return of the 3.000.000 shares to the Company or failing the Company will cancel the 3.000.000 shares of common stock.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the preferred stock outstanding at December 31, 2007:

		Liquidation		Annual Dividend
		Preference		Requirement
	Shares
Designation	Outstanding	Per	Total	Per	Total
		Share		Share
1995 Series	2,391,968	$0.10	$239,197	$0.05	$119,598
Total	2,391,968		$239,197		$119,598

Aggregate accrued dividends on preferred stock were $1,435,176 and $1,315,578 at December 31, 2007 and December 31, 2006, respectively.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consisted of the following:

	December 31, 2007	December 31, 2006

Foreign currency translation adjustments	-	$(115,734)
Unrealized gain on investments in
securities available for sale	-	-
Accumulated Other Comprehensive Income (Loss)		$(115,734)

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION

	Dec. 31,	Dec. 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

Supplemental Schedule of Noncash Investing and Financing
Activities
Accrual of preferred dividends	$101,121	$101,121
Asset retirement obligation incurred in property acquisition	-	140,187
Conversion of fixed-maturity securities to note receivable	-	-
Issuance of 10,000,000 common shares for:
Receivable from shareholder	-	-
Conversion of note payable	-	-
Conversion of accrued liability for salaries to officers	-	-

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Lease commitments – The Company leased office facilities from various lessors in Warsaw,Poland, Vienna,Austria and Vancouver B.C. Canada. Except for Vancouver, the office leases were on month-to-month agreements. EuroGas entered into a lease agreement for its Vancouver office space that required monthly payments of $6,851 from January 2003 until the end of 2005. The leases have all been terminated since due to lack of sufficient funds and the bankruptcy proceedings.

Certain liabilities have been eliminated due to certain laws in the state of Utah and bankruptcy issues. Certain loans have been reduced through negotiations with the loan holders.