Form 10-Q
period 2008-03-31
EUROGAS INC
filed 2009-02-13
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

EUROGAS, INC.
(Exact name of registrant as specified in its charter)

Utah	000-24781	87-0427676
(State or other jurisdiction of	(Commission File No.)	(IRS Employer
incorporation or organization)		Identification No.)

14 Wall Street 22nd Floor
New York, NY
10005
(Address of principal executive offices, Zip Code)

(212) 618-1274
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

As of March 31, 2008, the registrant had 219,355.494 shares of common stock outstanding.

EUROGAS, INC.

PART I — FINANCIAL INFORMATION

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas Inc. management)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets

Cash	$(4,187)	(9,876)

Total Current Assets	(4,187)	(9,876)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	4,267	4,456
Total Property and Equipment	4,267	4,456
Less: Accumulated depletion, depreciation and amortization	(71)	(189)
Net Property and Equipment	4,196	4,267
Investment in Securities Held as Collateral under Settlement	779,526	486,156
Obligation
Receivable from a Related Party	-	224.557
Other Receivables	857,142	-
Total Assets	$1,636,677	$705,104
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$1,991,000	$3,850,000
Accrued settlement obligations	3,000,000	7,285,766

Accrued income taxes	-	512,845
Notes payable to related parties	819,663	1,018,752

Total Current Liabilities	5,810,663	12.667,363

Asset Retirement Obligation	518,907	518,907
Stockholders' Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
260 shares outstanding; liquidation preference: $260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
219,355,494 shares and 196,212,635 shares issued, respectively	219,355	196,213
Additional paid-in capital	144,846,186	144,012,186
Accumulated deficit	(150,102,275)	(157,038,682)

Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)

Total Stockholders' Deficiency
	(4,692,893)	(12,481,166)
Total Liabilities and Stockholders' Deficiency	$1,636,677	705,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-08	31-Mar-07
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	71
Impairment of mineral interests and equipment	-	-
Litigation settlement expense	-	-
General and administrative	245,796	161,816
Total Costs and Operating Expenses	245,867	161,816

Other Income (Expenses)
Interest expense	-	-
Foreign exchange net gain (loss)	-	-
Income from reduction of accrued liabilities/settlement	6,909,375	-
Interest income	(25,468)	-
Unrealized Gain of securities available for sale	293,370
Equity income	857,142
Net Other Income (Expense)	8,034,140	-

Profit/Loss Before Accounting Change	7,788,273	(161,816)

Cumulative Effect of Accounting Change	-	-

Net Profit/Loss	7,788,273	(161,816)

Preferred Dividends	(3,900)	(29,850)

Profit/Loss Applicable to Common Shares	$7,784,373	$(191,666)

Basic and Diluted Profit/ Loss Per Common Share	-	-

Profit/Loss before accounting change	-	-

Net Profit/Loss	$7,788,273	$(191,666)

Basic and Diluted Weighted-Average Common	$0.035	$(0.0001)
Shares Outstanding	219,355.494	196,212,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	31-Mar-08	31-Mar-07

Cash Flows From Operating Activities

Net profit/loss	$7,788,273	$(191,666)

Adjustments to reconcile net profit/loss to cash used by operating activities:
Depreciation	71
Gain on sale of property and equipment
Foreign exchange net (gain) loss	-	-
Loss on sale of notes receivable	-	-

Impairment of mineral interests and equipment	-	-

Gain on sale of securities available for sale	(293,370)	-

Warrants issued for settlement cost	-	-

Accrued settlement obligation	(4,285,766)	-
Changes in operating assets and liabilities:
Other receivables	(857,142)	-
Accrued liabilities	(2,371,845)	279,340
Accrued liabilities payable to related parties	25,468	(294.398)
Net Cash Used in Operating Activities	5689	(206,724)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-
Cash Flows From Financing Activities
Proceeds from issuance of common stock
Receivable from related party
Payment on notes payable to related party
Proceeds from sale of treasury stock	-
Net Cash Provided by (Used in) Financing Activities		-
Effect of Exchange Rate Changes on Cash	-	-

Net Increase (Decrease) in Cash	5689	-

Cash at Beginning of Period	(9,876)	98

Cash at End of Period	$(4,187)	$98

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements — The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with EuroGas' most recent annual financial statements included in the Company's report on Form 10-K for the year ended December 31, 2007. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

Business Condition — EuroGas has accumulated a deficit of $150,102,275 through March 31, 2008. At March 31, 2008, the Company had a working capital deficiency of $5,814,850 and a capital deficiency of $4,692,893. The Company has impaired or has been forced to sell most of its oil and gas and mineral properties. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas’ share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation — At March 31, 2008, the Company had no options outstanding that had been previously granted to employees and consultants.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement costs of $ 518,907.

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

NOTE 2 — INVESTMENT IN SECURITIES

The Company’s primary investment in securities consists of 419,100 shares/units of Enterra Energy Ltd. (formerly named Big Horn Resources Ltd.), a Canadian oil & gas concern once majority-controlled by the Company, whose shares/units are currently listed on the New York Stock Exchange and Toronto Stock Exchange. The Enterra shares/units are held as collateral by Oxbridge Limited since 1997 under a claim by Oxbridge against the Company resulting from Oxbridge’s inability to convert its 2,391.968 Preferred Shares Series 1995 into a total of 4,783.936 freely tradable common shares of EuroGas Inc. in the fall of 1997, due to a secret arrangement between the Company and the Bankruptcy Trustee of the McKenzie case as discussed in Notes 3 and 6.

While the daily volume in the shares of EuroGas Inc. was very active and substantial at the time of Oxbridge’s notice to the Company in 1997, and while the EuroGas shares were trading in a range between $ 9 and $ 11 per share at the time of Oxbridge’s notice to convert, Oxbridge was denied this opportunity due to the McKenzie Bankruptcy Trustee’s prior secret arrangement with the Company to not allow the conversion and transfer of the Series 1995 Preferred Shares into common shares, as well as the transfer of other unrelated EuroGas shares, as the Trustee suspected that the Preferred Shares were in reality owned by the McKenzie Bankruptcy Estate. Due to this Oxbridge subsequently claimed a loss against the Company in the amount of appr. $ 50.000.000 dollars claiming that the Company acted in collusion with the McKenzie Bankruptcy Trustee by suspending and avoiding the conversion of Oxbridge’s Series 1995 Preferred Shares to the detriment of Oxbridge.

On March 12, 2008 Oxbridge and the Company agreed to settle Oxbridge’s claim in respect to its Series 1995 Preferred Shares and Oxbridge agreed to release the 419,100 Enterra Energy Ltd. shares to the Company and accepted common shares of the Company as final settlement. As a result of the final settlement with Oxbridge the Company was able to reduce the accrued settlement obligations significantly.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on the earn-out and conversion provisions of the Series 1995 Preferred Shares and calculating accrued interest thereon since 1995 the Company would have had to issue a total of 42,356,804 common shares for the conversion and cancellation of the Preferred Shares at prevailing the closing price for EuroGas’ stock on March 12, 2008. Both parties agreed to a final settlement of the Oxbridge claim by having the Company issue to Oxbridge a total of 27,300.000 restricted common shares in return for Oxbridge releasing the 419,100 Enterra shares/units to the Company, while any dividends which were paid by Enterra over the last couple of years would be for the benefit of Oxbridge.

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

	March 31,	Dec. 31,
	2008	2007
Cost	$412,968	$412,968
Gross unrealized gains	366,558	73,188
Estimated Fair Value	$779,526	$486,156
Presented in the accompanying balance sheets as follows:
Investment in securities held as collateral under settlement obligation	779,526	486,156
Estimated Fair Value	$779,526	$486,156

During the three months ended March 31, 2008, the Company made no sales or purchases of investment securities.

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

In June 1999, the Trustee filed another suit in the same bankruptcy cases styled Steve Smith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O., et al (Adv. No. 99-3287). That suit sought sanctions against the defendants for actions allegedly taken by the defendants during the bankruptcy cases which the Trustee considered improper. The defendants filed a motion to dismiss the lawsuit, which was granted in August 1999. In July 1999, the Trustee also filed a suit in the same bankruptcy cases styled

SteveSmith, Trustee, vs. EuroGas, Inc., GlobeGas, B.V., Pol-Tex Methane, SP. Z.O.O. (Adv. No. 99-3444). This suit seeks damages in excess of $170,000 for the defendants’ alleged violation of an agreement with the Trustee executed in March 1997. EuroGas disputes the allegations and has filed a motion to dismiss or alternatively, to abate this suit, which motion is currently pending before the court.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Kukui, Inc. Claim — In November 1996, the Company entered into a settlement agreement with Kukui, Inc. (“Kukui”), a principal creditor in the McKenzie bankruptcy case, whereby the Company issued 100,000 common shares and an option to purchase 2,000,000 additional common shares, which option expired on December 31, 1998. The Company granted registration rights with respect to the 100,000 common shares issued. On August 21, 1997, Kukui asserted a claim against EuroGas, which was based upon an alleged breach of the 1996 settlement agreement as a result of the Company’s failure to file and obtain the effectiveness of a registration statement for the resale by Kukui of the 100,000 shares delivered to Kukui in connection with the 1996 settlement. In addition, the Estate of Bernice Pauahi Bishop (the “Bishop Estate”), Kukui’s parent company, entered a claim for failure to register the resale of common shares subject to its option to purchase up to 2,000,000 common shares of EuroGas. EuroGas denied any liability and filed a counterclaim against Kukui and the Bishop Estate for breach of contract concerning their activities with the McKenzie Bankruptcy Trustee.

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

An independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	March 31, 2008	Dec 31,
		2007
Loans from a key employee, due in 2007, with
interest at 10%, unsecured	$1,018,752	$256,398

Loans		700,000

Interest at 7.5% to 10%, unsecured.	25,468	62,354
Receivables from a related party	(224,557)

		-
Total Notes Payable to Related Parties	819,663	1,018,752

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables are presented in the accompanying financial statements as receivable from related parties of $ 0 and $224,557 as of March 31, 2008 and December 31, 2007, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 — PREFERRED AND COMMON STOCK

There were 2,391,968 shares of 1995 Series Preferred Stock (the “1995 Series preferred stock”) issued and outstanding. The 1995 Series preferred stock is non-voting, non-participating and has a liquidation preference of $0.10 per share plus unpaid dividends. The 1995 Series preferred shareholders are entitled to annual dividends of $0.05 per share. Dividends are payable until converted. EuroGas has the right to redeem the 1995 Series preferred stock on not less than 30 days written notice, at a price of $36.84 per share, plus any accrued but unpaid dividends. On March 12, 2008 the Company and Oxbridge settled Oxbridge’s claim from the year 1997 in respect to the Series 1995 Preferred Shares. For further details of the final settlement please go to Note 2.

There are 260 shares of the 1997 Series A Convertible Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non-voting and accrues dividends at $60.00 per share, or six percent annually. The 1997 Series preferred stock has a liquidation preference of $1,000 per share, plus unpaid dividends before liquidation payments applicable to common shares but after liquidation payments to the 1995 Series preferred stock outstanding. The 1997 Series preferred stock, along with unpaid dividends

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

thereon, are convertible into common shares at the rate of $1,000 divided by the lesser of 125% of the average closing bid price for five trading days prior to issuance or 82% of the average closing bid price for five trading days prior to conversion. The 1997 Series preferred stock has a liquidation preference of $260,000. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at March 31, 2008:

	Shares		Liquidation Preference				Annual Dividend Requirement
Designation	Outstanding		Per Share		Total		Per Share		Total
1995 Series		$		$		$		$
1997 Series A Convertible	260		1,000.00		$260,000		60.00		15,600
Total	260	$			$260,000				$15,600

Aggregate accrued dividends on preferred stock were $ 159,900 and $ 1,435,176 at March 31, 2008 and December 31, 2007, respectively.

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

In 2004, Protec Industries Inc., a US public company provided initial funds to the Company in the amount of $ 500.000, and appr. $ 200.000 to Rozmin to acquire an option to earn up to 49% of Rozmin s.r.o. from Eurogas, Inc. and/or EuroGas GmbH. Protec, however, failed to provide the agreed-upon further option payments and the option has lapsed in 2005. To date EuroGas, Inc. owes approximately $1,200,000 as well as $250,000 in advance royalties in order to complete the purchase of 57% of Rozmin s.r.o. from Belmont Resources Inc.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified by the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves that Rozmin’s talc the Ministry of Economy’s Mining Unit at Spisska Nova Ves demanding the return of its mining concession at Germerska Poloma and is awaiting the final decision of the Supreme Court of the Slovak Republic which should be mining concession had been cancelled by the Slovakian Government for unspecified and dubious reasons. Rozmin immediately initiated a major lawsuit against the Ministry of Economy’s Mining Office at Spisska Nova Ves and which the Company expects to be released by the Supreme Court of the Slovak Republic shortly.

At this point no concession is held by Rozmin. For further details on the ongoing litigation in the Slovak Republic and the background of the illegal and – in the opinion of the Company and Rozmin – corrupt circumstances of the cancellation of Rozmin’s valid mining concession at Gemerska Poloma by the Ministry of Economy’s Mining Offices at Spisska Nova Ves and Banska Stiavnica see the Company’s 10K as per December 31, 2007.

This does not nullify the obligation of the Company to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue further legal proceedings against the Company as long as the situation in respect to Rozmin has not been cleared and as consideration the Company has agreed to fund Rozmin in its efforts to regain the concession rights at Gemerska Poloma. The Company will be forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

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

Certain former officers have made claims for compensation and for reimbursement of expenses against EuroGas, which EuroGas has declined to acknowledge for legal reasons, however, these amounts have been included as accrued liabilities.

On February 5, 2002 EuroGas had entered into an employment agreement with its former President. The three-year agreement provides for annual compensation of $400,000 to be paid in monthly installments. The agreement provided for all terms of the agreement to continue for the unexpired term of the agreement should the Company be involved in a winding-up or merger transaction. Due to the ongoing bankruptcy proceedings the Company and its President agreed to amicably terminate the employment agreement and a final settlement in the amount of $ 25.000 payable to the Company’s former President was reached between the parties in March 2008.

In June 2002, the Company agreed to compensate its Chief Executive Officer and principal shareholder $25,000 per month.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lease commitments – The Company has currently sub-leased office facilities in New York N.Y.

NOTE 8 – Other information

The Bankruptcy Trustee, representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City,Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. On October 20, 2004 an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into recievership at this point. There are ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the reditors. The assets were sold at the auction and the Bankruptcy Trustee received approx. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liability in his case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

On January 10, 2008 Rio Plata has offered to EuroGas a 60 % Working Interest Participation Joint Venture for the exploration and development of certain gold/silver/copper claims in Arizona with Rio Plata holding the balance of a 40% working interest Rio Plata presently holds 67 mining claims in a claim area between Southern Silver Exploration’s and Tombstone Exploration Corporation’s claim areas. Tombstone Exploration Corporation, a Canadian public company trading on the US Bulletin Board (TMBXF) and Southern Silver Exploration, a Canadian public company (SSV.V) trading on the Toronto Venture Exchange own the rights to mineral rights to approximately 30,000 acres of historical mining land in the areas around

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tombstone, Arizona and are now together with Rio Plata the largest land holders in the Tombstone mining district. This mining district which has seen historic mining activities since the mid 1800s has been revived over the last 3 years and has seen one of the recent largest mining property acquisitions in Arizona. The entire Tombstone area is currently actively drilled and explored by various mining companies. Through further expansion the Company plans to acquire additional properties. The Company plans to pay for the Joint Venture with Rio Plata with stock and cash over the coming months.

During January 2008 a warrant to purchase restricted common shares was exercised. This warrant was attached to the private placement that was assigned by TransUnited Corp. to McCallan Oil & Gas (UK) Limited and its shareholders when TransUnited failed to supply funds to the Company. The exercise price of the warrant was $0.05 per share and approximately 17,142,859 shares were exercised.

On March 9, 2008 Mr. Roger Agyagos was appointed a Director of Company.

On March 11, 2008 the Company issued to various unrelated third party individuals 6 million shares of its restricted common stock for previous services rendered to the Company.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month periods ended March 31, 2008 and 2007, respectively.

	31-Mar-08	31-Mar-07
Oil and Gas Sales	-	-

Costs and Operating Expenses
Depreciation	71
Impairment of mineral interests and equipment	-	-
Litigation settlement expense	-	-
General and administrative	245,796	161,816
Total Costs and Operating Expenses	245,867	161,816

Other Income (Expenses)
Interest expense	-	-
Foreign exchange net gain (loss)	-	-
Income from reduction of accrued liabilities/settlement	6, 909,375	-
Interest income	(25,468)	-
Unrealized Gain of securities available for sale	293,370	-
Equity income	857,142
Net Other Income (Expense)	8,034,140	-

Profit/ Loss Before Accounting Change	-	-

Cumulative Effect of Accounting Change	-	-

Net Profit/ Loss	7,788,273	(161,816)

Preferred Dividends	(3,900)	(29,850)

Profit/Loss Applicable to Common Shares	$7,784,373	$(191,666)

Basic and Diluted Profit/Loss Per Common Share
Net Profit/Loss before accounting change	7,784,373	(191,666)
Net Profit/ Loss	$(0.035)	$(0.0001)

Basic and Diluted Weighted-Average Common Shares Outstanding	219,355.494	196,212,635

Three months ended March 31, 2008, compared with three months ended March 31, 2007

     Revenues The Company had no oil and gas sales for the three months ended March 31, 2008 and for the three months ended March 31, 2007.

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $245,867 for the three months ended March 31, 2008 compared to $161,816 for the three months ended March 31, 2007. Depreciation expense was $71 for the three months ended March 31, 2008, compared to $0 for the three months ended March 31, 2007.

     Other Income and Expense Interest expense was $25,468 for the three months ended March 31, 2008, compared to $0 during the three months ended March 31, 2007.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,987,000 as of March 31, 2008, to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Profit/ Loss. The Company incurred a net profit of $7,788,273 for the three months ended March 31, 2008, compared to a net loss of $161,816 for the three months ended March 31, 2007. The profit results from income due to a reduction of accrued liabilities and settlement obligations of an amount of $ 6,909,375 and from equity income of $ 857,142.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended March 31, 2008, compared to a loss of $0 in the three months ended March 31, 2007, as a result of exchange rate changes and currency transactions during these periods. The Company does not currently use any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $150,102,275 at March 31 2008, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2008, the Company had total current assets of $(4,187) and total current liabilities of $5,810,663 resulting in a working capital deficiency of $5,814,850..

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $5,689 during the three months ended March 31, 2008.

     While the Company had a cash balance of $(4,187) at March 31, 2008, it has substantial short-term and long-term financial commitments. Many of the Company's projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and assumptions made based on information currently available to management. These statements can be identified by the use of the words “will,” "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2007, and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company’s business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

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

An independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment that is prepared to negotiate with the Company and others to redeem the Judgment.

Item 5.      Other information

The Bankruptcy Trustee, representing the McKenzie estate, has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City,Utah. This has put the Company into receivership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. On October 20, 2004 an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into recievership at this point. There is ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In

October of 2005, the Bankruptcy Trustee was asked to sell the Polish asset, GlobeGas B.V., Pol-Tex Methane, Sp. zo.o., McKenzie Methane Jastrzebie Sp. zo.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the reditors. The assets were sold at the auction and the Bankruptcy Trustee received approx. $ 800.000 for the assets which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case.. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trrustee be and is hereby discharged, and the surety on the bond are relieved of further liability in his case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

On January 10, 2008 Rio Plata has offered to EuroGas a 60 % Working Interest Participation Joint Venture for the exploration and development of the Claims with Rio Plata holding the balance of a 40% working interest Rio Plata presently holds 67 mining claims in a claim area between Southern Silver Exploration’s and Tombstone Exploration Corporation’s claims. Tombstone Exploration Corporation, a Canadian public company trading on the US Bulletin Board (TMBXF) and Southern Silver Exploration, a Canadian public company (SSV.V) trading on the Toronto Venture Exchange own the rights to mineral rights to approximately 30,000 acres of historical mining land in the areas around Tombstone, Arizona and are now together with Rio Plata the largest land holders in the Tombstone mining district. This mining district which has seen over the last 3 years one of the recent largest mining property acquisitions in Arizona and is currently actively drilled and explored by various mining companies. Through further expansion the Company plans to acquire additional properties. The Company plans to pay for the Joint Venture with Rio Plata with stock and cash over the coming months.

During January a warrant to purchase common stock was exercised. This warrant was attached to the previous private placement which was subsequently assigned by TransUnited Corp. to McCallan Oil & Gas (UK) Limited and its shareholders replacing the TransUnited Corp. private placement after TransUnited Corp. had failed to fund the transaction. The exercise price of the warrant was $0.05 per share and approximately 17,146,859 shares were exercised.

On March 9, 2008 Mr. Roger Agyagos was appointed a Director of the Company.

Mr. Andreas Danicek, who served as a Director of the Company since December 2003, resigned on March 1, 2008. The Company thanks Mr. Danicek for his valuable services as a Director of the Company.

Item 6.      Exhibits and Reports on Form 8-K

(a)             The following exhibits are filed with this report.

Exhibit
Number	Title of Document	Location
2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*
2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*
2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*
2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*
3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*
3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*
3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*
3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*
3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*
3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*
3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*
3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*
4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*
4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*
4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*
4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*
4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*
4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*
4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.
10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*
10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*
10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*
10.4	Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*
10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*
10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*
10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*
10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*
10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*
10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*
10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*
10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*
10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*
10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*
10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*
10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*
10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No.10.21*
10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*
10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23
10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*
10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*
10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*
10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*
10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No.333-92009, filed on December 2, 1999
10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999
10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000
10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31,2000
10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000
10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000
10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000
10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31,2000
10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000
10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000
10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000
10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000
10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000
10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000
10-46	Notification by third party of purchase of Judgment from Texas Bankruptcy Court Dated October 9, 2007	Form 8-K filed on October 9, 2007 Exhibit 10- 46 10-Q 3d Quarter 2007 *
10-47	2007 EuroGas, Inc. address change Dated December 31,2007	Form 8-K filed on December 31, 2007 Exhibit 10-47 10-Q 3d Quarter 2007 *
10-48	2008 Appointment of Mr. R. Agyagos to the Board of Directors of the Company.	Form 8-K filed on March 9, 2008 Exhibit
21.1	Subsidiaries	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*
31.1	Certification of Principal Executive Officer	Filed herewith
31.2	Certification of Chief Fianacial Officer	Filed herewith
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference

(b) One current report on Form 8-K was filed during the reporting quarter.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

February 13, 2009
	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

February 13, 2009	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer