Form 10-Q
period 2008-06-30
EUROGAS INC
filed 2009-02-17
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]    No [X]

As of June 30, 2007, the registrant had 254,255,494 shares of common stock outstanding.

EUROGAS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	June 30,	December
		31,
	2008	2007

ASSETS
Current Assets
Cash	$1,189,566	$(9,876)

Total Current Assets	1,189,566	(9,876)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	4,267	4,456
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(142)	(189)
Net Property and Equipment	4,125	4,267
Investment in Securities Held as Collateral under Settlement	1,965,579	486,156
Other receivables	1,020,802
Investment, at cost	3,650,000
Receivable from a Related party	-	224,557

Total Assets	$7,830,072	$705,104

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$2,083,101	$3,850,000
Accrued settlement obligations	3,000,000	7,285,766
Accrued income taxes	-	512,845
Notes payable to related parties	840,153	1,018,752
Total Current Liabilities	5,923,254	12,667,363

Asset Retirement Obligation	-	518,907
Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
254,255,494 196,212,635 shares issued, respectively	254,255	196,213
Additional paid-in capital	150,361,186	144,012,186
Accumulated deficit	(149,057,740)	(157,038,682)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	1,906,818	(12,481,166)
Total Liabilities and Stockholders' Capital/Deficiency	$7,830,072	$705,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	63	142	63
Impairment of mineral interests and	-	-	-	-
equipment
Litigation settlement expense	-	-	-	-
General and administrative	634,867	160,875	880,663	371,073

Total Costs and Operating Expenses	(634,938)	(160,938)	(880,805)	(371,136)

Other Income (Expenses)	(20,490)		(45,958)
Interest expense	-	-	-	-
Income from reduction of accrued	-	-	6,909,375	-
liabilities/settlement obligations
Gain from reducing asset retirement	518,907	-	518,907	-
obligation
Equity income	(857,142)	-	-	-
Unrealized Gain on sale of securities	1,186,053	-	1,479,423	-
Net Other Income (Expenses)	827,328	-	8,861,747	-

Profit / Loss Before Accounting Change	192,390	(160,938)	7,980,942	(371,136)
Net Profit/ Loss	192,390	(160,938)	7,980,942	(371,136)

Preferred Dividends	(3,900)	(29,850)	(7,800)	(59,700)

Profit/Loss Applicable to Common Shares	$188,490	$(190,788)	$7,973,142	$(430,836)

Basic and Diluted Profit/Loss Per
Common Share
Net Profit/Loss	$188,490	(190,788)	$7,973,142	$(430,836)

Basic and Diluted Weighted-Average
Common	0,001	(0.001)	0,03	(0,002)
Shares Outstanding	254,255,494	196,212,635	254,255,494	196,212,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Six Months
	Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities

Net Profit /Loss	$7,980,942	$(371,136)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	142	63
Gain on sale of property and equipment	-	-
Foreign exchange net (gain) loss	-	-
Cumulative effect of accounting change	-	-
Accretion of accrued settlement obligation /liabilities	(4,285,766)
Compensation on write-down of receivable from related party	-	-
Impairment of mineral interests and equipment	-	-
Unrealized Gain on sale of securities	(1,479,423)	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables / investment	(4,670,792)	-
Accrued liabilities /taxes/asset retirement
	(2,799,651)
Accrued liabilities payable to related parties	45,958	-
Net Cash Used in Operating Activities	5,208,580	(371,073)

Cash Flows From Investing Activities	-	-
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	6,397,042	-
Receivable from related party
Proceeds from sale of treasury stock		-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	6,397,042

Effect of Exchange Rate Changes on Cash	-	-

Net Increase (Decrease) in Cash	1,193,753	(7,959)

Cash at Beginning of Period	(4,187)	(4,923)

Cash at End of Period	$1,189,566	$(6,578)

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

Business Condition - EuroGas has accumulated a deficit of ($149,057,740) through June 30, 2008. At June 30, 2008, the Company had a working capital of $(4,733,688) and a capital of $ 1,906,818. The Company has impaired most of its oil and gas properties and was forced to sell the rest. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At June 30, 2008, the Company had no options outstanding that had been- previously granted to employees and consultants.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2007 and June 30, 2007 financial statements to conform to the current period presentation.

Cumulative Effect of Accounting Change – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement obligation liabilities of $ 0.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 2 - INVESTMENT IN SECURITIES

The Company's primary investment in securities consists of 419,100 shares of Enterra Energy Ltd. The Enterra shares were held as collateral by Oxbridge Limited under a claim, as discussed in Note 3. On March 12, 2008 the Company and Oxbridge have entered into a settlement agreement and under the terms and conditions of the settlement agreement Oxbridge has agreed to release the Enterra Shares which were held as collateral by Oxbridge under a claim against the Company. For further details of the settlement with Oxbridge see the Company’s Q1. At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company's investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold is determined by the average-cost method. The investments in securities consisted of the following:

	June 30,	December 31,
	2008	2007
Cost	$412,968	$412,968
Gross unrealized gains	1,552,611	73,188

Estimated Fair Value	$1,965,579	$486,156
Presented in the accompanying balance sheets as follows:

Investment in securities held as collateral
under settlement obligation	1,965,579	486,156
Estimated Fair Value	$1,965,579	$486,156

During the six months ended June 30, 2006, the Company made no sales or purchases of investment securities.

EUROGAS, INC.
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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	June 30,	Dec 31,
	2008	2007
Loans from a key employee, due in 2007, with
interest at 10%, unsecured	$1,018,752	$256,398
Interest at 7.5% to 10%, unsecured.	45,958	62,354
Loans from an officer and from related Companies	(224,557)	700,000
Total Notes Payable to Related Parties	840,153	1,018,752

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $ 0 and $ 224,557 as of June 30, 2008 and December 31, 2007, respectively.

Related party loans are described in Note 4, Notes Payable to Related Parties.

NOTE 6 — PREFERRED AND COMMON STOCK

There are 260 shares of 1997 Series Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non- voting and accrues dividends at $ 60.00 per share, or 6 % annually. The 1997 Series preferred stock has a liquidation preference of $ 1000.00 per share, plus unpaid dividends before liquidation payments applicable to common shares. The 1997 Series preferred stock, along with unpaid dividends thereon, is convertible in common shares at the rate of $ 1.000.00 divided by the lesser of 125 % of the average closing bid price for five trading days prior to issuance or 82% of the closing bid price for five trading days prior to conversion. Annual dividend requirements of the 1995 Series preferred stock are $ 15,600.

The following is a summary of the preferred stock outstanding at June 30, 2008:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1000.00 $	260,000		$60,00 $	15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $ 163,800 and $1,435,176 at June 30, 2008 and December 31, 2007, respectively.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Additionally, EuroGas agreed to issue additional common shares to Belmont if Belmont did not realize approximately $1,218,000 from the resale of the original 12,000,000 common shares by April 17, 2002, and provide notice of such deficiency to EuroGas, to compensate Belmont for the shortfall based on the ten-day average trading price on the date of the notice of shortfall from Belmont. Because Belmont has not provided notice of the sale of the shares and the resulting deficiency, EuroGas is not able to calculate the shares that may be issuable, but estimates it may be obligated to issue additional common shares to Belmont based on recent market prices for the Company’s common stock.

In early 2004 an independent third party provided a $ 500.000 as down-payment for an option to purchase up to 49% of Rozmin s.r.o. from Eurogas, Inc.. The third party, however, failed to pay the agreed-upon annual installments. The option therefore has lapsed and the Company is under no obligation towards the third party anymore. Exercising of this option to purchase Rozmin s.r.o. stock would not have been closed anyway until EuroGas, Inc. has finalized the Share Purchase Agreement dated March 27, 2001 between EuroGas, Inc. and Belmont Resources Ltd.. To date EuroGas, Inc. owes approximately $1,200,000 as well as $250,000 in advance royalties in order to complete the purchase of 57% of Rozmin s.r.o.

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

In January 2005 the Company’s subsidiary Rozmin s.r.o. was notified that the concession regarding the Talc deposit had been cancelled by the Slovakian Government for unspecified and dubious reasons. At this point therefore no further concession is held by Rozmin. This does not nullify the obligation to Belmont Resources as to the balance of the purchase price. The Company and Belmont, however, entered into an agreement for Belmont not to pursue legal proceedings against the Company as long as the situation in

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respect to Rozmin has not been cleared. The Company was forced to impair the cost of the assets, $3,843,560, because of the cancellation of the concession.

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

NOTE 8 – Other information

During the summer 2008 the Company made a private placement of approximately 19,900,000 shares of restricted common stock for $ 0,15 per share to foreign investors outside the USA for working capital purposes, together with a warrant to purchase an additional approximately 19,900.000 shares at $ 0.20 per share.

On May 1, 2008 the Company issued 10,000,000 restricted common shares to Regent Ventures Ltd., a Canadian public company, as down-payment to purchase a 45% shareholding interest in McCallan Oil & Gas (UK) Limited, a closely held private UK oil & gas concern. (See 8-K issued on May 1, 2008)

On May 19, 2008 the Company issued 5 million shares of its restricted common stock to un unrelated third party for services rendered to the Company in 2006.

On May 29, 2008 EuroGas, Inc. announced that it had entered into an agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), a closely held U.K. oil and gas concern, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and has secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann. Combined with the agreement to purchase a 45% interest in McCallan from Regent Ventures Ltd., EuroGas will own 100% of McCallan once the acquisitions of the 45% shareholding in McCallan from Regent Ventures Ltd. and the option to purchase the remaining 25% interest in McCallan from Mr. Dietmann are finalized. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and EuroGas GmbH ("EuroGas Austria"). ( See 8-K issued on May 29,2008)

EuroGas Polska :

EuroGas Polska owns a 24% interest in a large Joint Operating Agreement (JOA) operated by Poland's national oil & gas concern Polish Oil & Gas ("PGNiG"), which itself owns 51% in the JOA. The balance of

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

25% is held by Aurelian Oil & Gas Plc, a U.K. public company listed on the London Stock Exchange. The JOA comprises approximately 3,200 square kilometers with 10 oil and gas concessions in the Polish Carpathian Mountains. The PGNiG and the Polish Ministry of Environment and Natural Resources have publicly stated in the Annual Reports on Poland's hydrocarbon reserves the existence of a potential 300.000.000 BOE (Barrels of Oil Equivalent) reserve in the southern portion of the concession area.

RWE-DEA, a subsidiary of Germany's utility giant RWE, confirmed in its Annual Report 2007 an oil discovery on a small concession at the northwestern flank of the JOA's Carpathian concession area while PGNiG has recently made a large 2.4 TCF natural gas discovery at the northeastern flank of the concession area of the JOA next to the Ukrainian border where several smaller producing fields exist at shallow depth. Recently, PGNiG gave notice to the JOA interest holders to commence a large scale seismic program in the central and northeastern portion of the concession area of the JOA and has suggested to drill two deep wells in that portion of the concession area.

EuroGas Austria

EuroGas Austria owns a 33% shareholding in Rozmin s.r.o. (Rozmin), a Slovakian mining company. Together with the Company’s 57% shareholding in Rozmin, which was bought by the Company from Belmont Resources Ltd. on March 27, 2001 (see details of the Belmont transaction in Note 7), EuroGas GmbH and the Company together will own an undivided 90% shareholding interest in Rozmin s.r.o. subject to a final payment by the Company to Belmont. Rozmin plans to place the huge Germerska Poloma talc (soapstone) deposit into production after the Supreme Court of the Slovak Republic in a non-appealable landmark decision, published on April 26, 2008, has ruled that the cancellation of Rozmin’s mining concession at Gemerska Poloma in January 2005 by the Ministry of Economy’s Mining Office at Spisska Nova Ves was considered a severe violation of Rozmin’s civil and constitutional rights under the laws of the Slovak Republic. Ownership of the Gemerska Poloma concession was taken away illegally from Rozmin by the Ministry of Economy’s Mining Office at Spisska Nova Ves in January 2005 and was subsequently transferred by the Ministry of Economy’s Mining Office at Spisska Nova Ves and the Supreme Mining Office at Banska Stiavna in a dubious and - in the opinion of the Company – corrupt transaction – to a small Slovak accounting service company owned and controlled by Peter Corej and his wife. See further details about Peter Corej et al and his involvement in this matter in the Company’s 10K per December 31, 2007.

Gemerska Poloma is one of the largest and purest talc ore bodies of the world with 150,000,000 estimated tons of carbonate reserve. Belmont Resources Ltd., a Canadian public mining company, is currently still the registered owner of 57% of Rozmin, but under the terms and conditions of the March 21, 2001 Purchase and Sales Agreement between the Company and Belmont this 57% interest has to be transferred by Belmont into the Company’s name once the final payment in the amount of appr. $1,000,000 under the terms of the agreement has been made by the Company. The remaining 10% interest in Rozmin is owned by the owner of a Berlin based German coal-trading company.

The Company and EuroGas GmbH have suffered huge financial losses, incl. the $ 113.000.000 Default Judgement which was awarded against the company by the Bankruptcy Court in Houston, due to the illegal and – in the opinion of the Company, Rozmin and EuroGas GmbH – corrupt circumstances of the illegal cancellation of Rozmin’s valid mining concession at Gemerska Poloma. In its non-appealable April 26, 2008 unanimous landmark Decision the Supreme Court of the Slovak Republic has found the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves as Defendant guilty of having severely violated the Plaintiff Rozmin’s civil and constitutional rights under the law of the Slovak Republic and have instructed the Defendant to remedy the concession matter forthwith. The Company, EuroGas GmbH and Rozmin have separately informed the European Commission at Brussels, Belgium about the final non-appealable outcome of the litigation as the Slovak Republic is a full

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Member of the European Union which just introduced on Jan.1, 2009 the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas GmbH and Rozmin have demanded the immediated full reinstation of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

After receipt of the non-appealable final Decision by the Supreme Court of the Slovak Republic, the Company and EuroGas GmbH have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma.

In adition to the legal remedies described above the Company, EuroGas GmbH and Rozmin have also submitted to the General Attorney`s Office of the Slovak Republic as well as to the Tax Authorities and the Anti-Corruption Police Force of the Slovak Republic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the Company, EuroGas GmbH and Rozmin – corrupt practices by Slovak government officials. The European Commission in Brussels and the Anti-Corruption Police force have both advised the Company and EuroGas GmbH independently that the relevant informations have been forwarded by them to their own investigative agencies for an independent investigation.

Acquisition Terms of McCallan Oil & Gas (UK) Ltd. shares :

EuroGas will purchase Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, as well as 1.000.000 non-voting and non interest bearing Series 2008 Preferred Shares with certain Net Profit Interest ("NPI") rights attached to it. As part of the transaction, Mr. Dietmann agreed to a lock-up agreement which prohibits him from selling or transferring these shares for a period of three years without EuroGas' consent.

In addition, EuroGas has the right to force conversion of the Preferred Shares with the NPI, together with Mr. Dietmann's remaining 25% shareholding interest in McCallan, once the share price of the company has traded at $2.50 per share for a period of 20 consecutive days. If EuroGas common stock closes at or above $2.50 per share for 20 consecutive trading days prior to year end 2008, EuroGas can force Mr. Dietmann to exchange his remaining 25% interest in McCallan and the Preferred Shares with the NPI for a total of 25,000,000 restricted common EuroGas shares.

If EuroGas common stock closes at $2.50 per share for 20 consecutive trading days in 2009 or until May 31, 2011 EuroGas will issue 15.000.000 restricted common shares to Mr. Dietmann for his remaining stake in McCallan. In the event that EuroGas common stock doesn't close at $2.50 for twenty consecutive trading days from now until May 31, 2011, Mr. Dietmann will be allowed to retain his 25% stake in McCallan along with the Preferred Stock and associated NPI.

Any stock issued to Mr. Dietmann for his remaining 25% interest in McCallan and the Preferred Shares will be subject to a three year lock-up agreement which prohibits the sale or transfer of these shares without EuroGas' consent. Any stock issued pursuant to Mr. Dietmann will be held by an escrow agent suitable to EuroGas and Mr. Dietmann.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	63	142	126
Litigation settlement expense	-	-	-	-
General and administrative	634,867	160,875	880,663	371,073

Total Costs and Operating Expenses	(634,938)	(160,938)	(880,805)	(371,136)

Other Income (Expenses)
Interest expense	(20,490)	-	(45,958)	-
gain from reduction of accrued	-	-	6,909,375	-
liabilities/settlement obligations
Equity income	(857,142)	-	-	-
Unrealized Gain on sale of securities	1,186,053	-	1,479,423	-
Gain from reducing asset retirement obligation	518,907	-	518,907	-

Net Other Income (Expenses)	827,328	-	8,861,747	-

Profit/Loss Before Accounting Change	192,390	(160,938)	7,980,942	(371,136)

Cumulative Effect of Accounting Change	-	-	-	-

Net Profit/ Loss	$192,390	(160,938)	7,980,942	(371,136)

Preferred Dividends	(3,900)	(29,850)	(7,800)	(59,700)

Profit/Loss Applicable to Common Shares	$188,490	$(190,788)	$7,973,142	$(430,836)

Basic and Diluted Loss Per Common Share
Profit/Loss before accounting change	$188,490	$(190,788)	$7,973,142	$(430,836)
Net Profit / Loss	$0, 001	$(0.001)	$0.03	$(0.002)

Three months ended June 30, 2008 compared with three months ended June 30, 2007

          Revenues. The Company had no oil and gas sales for the three months ended June 30, 2008 and for the three months ended June 30, 2007.

         Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $634,867 for the three months ended June 30, 2008 compared to $160,875 for the three months ended June 30, 2007. The increase in administrative expenses is the result from the new activities of the Company. Depreciation expense was $71 for the three months ended June 30, 2008 compared to $63 for the three months ended June 30, 2007

          Other Income and Expense. Interest expense was $20,490 for the three months ended June 30, 2008 compared to $0 during the three months ended June 30, 2007

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2008 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

          Net Profit/ Loss. The Company incurred a net profit of $192,390 for the three months ended June 30, 2008 compared to a net loss of ($160,938) for the three months ended June 30, 2007.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended June 30, 2008 compared to a loss of $0 in the three months ended June 30, 2007 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2008 compared with Six months ended June 30, 2007

          Revenues. The Company had no oil and gas sales for the six months ended June 30, 2008 and for the six months ended June 30, 2007

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

          General and administrative expenses were $880,663 for the six months ended June 30, 2008 compared to $371,073 for the six months ended June 30, 2007. The increase in administrative expenses is the result of the new activities of the Company. Depreciation expense was $142 for the six months ended June 30, 2008 compared to $63 for the six months ended June 30, 2007

          Income from reduction of accrued liabilities/settlement obligations. Income from reduction of accrued liabilities and settlement obligations was $ 6,909,375 for the six months ended June 30, 2008 compared to $0 during the six months ended June 30, 2007

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2008 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

          The Company had an accumulated deficit of $149,057,740 at June 30, 2008 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2008 the Company had current assets of $ 1,189,566 and liabilities of $5,923,254 resulting in a negative working capital of $(4,733,688). As of June 30, 2008 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of Polish properties by Bankruptcy court.

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $ 5,208,580during the six months ended June 30, 2008.

          While the Company had a positive amount of cash of $1,189,566 at June 30, 2008 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Item 2. Other information

          On April 23, 2008 the Company made a private placement of approximately 19,900,000 shares of restricted common stock to foreign investors outside the USA for working capital purposes, together with a warrant to purchase an additional app. 19,900.000 shares at $ 0.20 per share. At closing restricted common stock of the Company was issued at $ 0.15 per share.

          On May 1, 2008 the Company issued 10,000,000 restricted common shares to Regent Ventures Ltd., a Canadian public company, as down-payment to purchase a 45% shareholding interest in McCallan Oil & Gas (UK) Limited, a closely held private UK oil & gas concern. (See 8-K issued on May 1, 2008)

          On May 19, 2008 the Company issued 5 Million shares of its common restricted stock to an unrelated party for services rendered in 2006.

          On May 29, EuroGas, Inc. announced that it had entered into an agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), a closely held U.K. oil and gas concern, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and has secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann. Combined with the agreement to purchase a 45% interest in McCallan from Regent Ventures Ltd., EuroGas will own 100% of McCallan when the Regent acquisition and the option to purchase the remaining 25% interest in Mc Callan from Hans D. Dietmann are finalized. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.z.o.o ("EuroGas Polska"), a Polish company, and Vienna, Austria based EuroGas GmbH ("EuroGas Austria").

EuroGas Polska

          EuroGas Polska owns a 24% interest in a large Joint Operating Agreement (JOA) operated by Poland's national oil & gas concern Polish Oil & Gas ("PGNiG"), which itself owns 51% in the JOA. The balance of 25% is held by Aurelian Oil & Gas Plc, a U.K. public company listed on the London Stock Exchange. The JOA comprises approximately 3,200 square kilometers with 10 oil and gas concessions in the Polish Carpathian Mountains. The PGNiG and the Polish Ministry of Environment and Natural Resources have publicly stated in the Annual Reports on Poland's hydrocarbon reserves the existence of a potential 300.000.000 BOE (Barrels of Energy) reserve in the southern portion of the concession area.

          RWE-DEA, a subsidiary of Germany's utility giant RWE, confirmed in its Annual Report 2007 an oil discovery on a small concession at the northwestern flank of the JOA's Carpathian concession area while PGNiG has recently made a large 2.4 TCF natural gas discovery at the northeastern flank of the concession area of the JOA next to the Ukrainian border where several smaller producing fields exist at shallow depth. Recently, PGNiG gave notice to the JOA interest holders to commence a large scale seismic program in the central and northeastern portion of the concession area of the JOA and has suggested to drill two deep wells in that portion of the concession area.

EuroGas Austria

          EuroGas Austria owns a 33% shareholding in Rozmin s.r.o. (Rozmin), a Slovakian mining company. Together with the Company’s 57% shareholding in Rozmin, which was bought by the Company from Belmont Resources Ltd. on March 27, 2001 (see details of the Belmont transaction in Note 7), EuroGas GmbH and the Company together own an undivided 90% shareholding interest in Rozmin s.r.o. . Rozmin plans to place the huge Germerska Poloma talc (soapstone) deposit into production after the Supreme Court of the Slovak Republic in a non-appealable landmark decision published on April 26, 2008, has ruled that the cancellation of Rozmin’s mining concession at Gemerska Poloma in January 2005 by the Ministry of Economy’s Mining Office at Spisska Nova Ves was considered a severe violation of Rozmin’s civil and constitutional rights under the laws of the Slovak Republic. Ownership of the Gemerska Poloma concession was taken away illegally from Rozmin by the Ministry of Economy’s Mining Office at Spisska Nova Ves in January 2005 and was subsequently transferred by the Ministry of Economy’s Mining Office at Spisska Nova Ves and the Supreme Mining Office at Banska Stiavna in a dubious and - in the opinion of the Company – corrupt transaction – to a small Slovak accounting service company owned and controlled by Peter Corej and his wife. See further details about Peter Corej et al and his involvement in this matter in the Company’s 10K per December 31, 2007.

          Gemerska Poloma is one of the largest and purest talc ore bodies of the world with 150,000,000 estimated tons of carbonate reserve. Belmont Resources Ltd., a Canadian public mining company, is currently still the registered owner of 57% of Rozmin, but under the terms and conditions of the March 21, 2001 Purchase and Sales Agreement between the Company and Belmont this 57% interest has to be transferred by Belmont into the Company’s name once the final payment in the amount of appr. $1,000,000 under the terms of the agreement has been made by the Company. The remaining 10% interest in Rozmin is owned by a Berlin based German trading company.

          The Company and EuroGas GmbH have suffered huge financial losses due to the illegal and – in the opinion of the Company, Rozmin and EuroGas GmbH – corrupt circumstances of the illegal cancellation of Rozmin’s valid mining concession at Gemerska Poloma. In its non-appealable April 26, 2008 landmark unanimous Decision the Supreme Court of the Slovak Republic has found the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves as Defendant guilty of having severely violated the Plaintiff Rozmin’s civil and constitutional rights under the law of the Slovak Republic and have instructed the Defendant to remedy the concession matter forthwith.

          The Company, EuroGas GmbH and Rozmin have separately informed the European Commission at Brussels, Belgium about the final non-appealable outcome of the litigation as the Slovak Republic is a full

Member of the European Union which has just introduced on Jan.1, 2009 the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas GmbH and Rozmin have demanded the immediated full reinstation of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

          After receipt of the non-appealable final Decision by the Supreme Court of the Slovak Republic, the Company and EuroGas GmbH have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma.

          In adition to the legal remedies described above the Company, EuroGas GmbH and Rozmin have also submitted to the Attorney General’s Office of the Slovak Republic as well as to the Tax Authorities ans the Anti-Corruption Police Force of the Slovak Republic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the Company, EuroGas GmbH and Rozmin – corrupt practices by Slovak government officials. The European Commission in Brussels and the Anti-Corruption Police Force have advised the Company that they have forwarded the relevant informations independently to their own investigative agencies for an independent investigation.

Acquisition Terms of McCallan Oil & Gas (UK) Ltd. shares :

          EuroGas will purchase Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, as well as 1.000.000 non-voting and non interest bearing Series 2008 Preferred Shares with certain Net Profit Interest ("NPI") rights attached to it. As part of the transaction, Mr. Dietmann agreed to a lock-up agreement which prohibits him from selling or transferring these shares for a period of three years without EuroGas' consent.

          In addition, EuroGas has the right to force conversion of the Preferred Shares with the NPI, together with Mr. Dietmann's remaining 25% shareholding interest in McCallan, once the share price of the company has traded at $2.50 per share for a period of 20 consecutive days. If EuroGas common stock closes at or above $2.50 per share for 20 consecutive trading days prior to year end 2008, EuroGas can force Mr. Dietmann to exchange his remaining 25% interest in McCallan and the Preferred Shares with the NPI for a total of 25,000,000 restricted common EuroGas shares.

          If EuroGas common stock closes at $2.50 per share for 20 consecutive trading days in 2009 or until May 31, 2011 EuroGas will issue 15.000.000 restricted common shares to Mr. Dietmann for his remaining stake in McCallan. In the event that EuroGas common stock doesn't close at $2.50 for twenty consecutive trading days from now until May 31, 2011, Mr. Dietmann will be allowed to retain his 25% stake in McCallan along with the Preferred Stock and associated NPI.

          Any stock issued to Mr. Dietmann for his remaining 25% interest in McCallan and the Preferred Shares will be subject to a three year lock-up agreement which prohibits the sale or transfer of these shares without EuroGas' consent. Any stock issued pursuant to Mr. Dietmann will be held by an escrow agent suitable to EuroGas and Mr. Dietmann.

Item 3. Exhibits and Reports on Form 8-K

          (a)      The following exhibits are filed with this report pr were filed during the previous reporting schedules as noted below.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S- 18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

Exhibit
Number	Title of Document	Location

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

Exhibit
Number	Title of Document	Location

10.4	Settlement Agreement by and among Kukui, Inc., and Pol- Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors' Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske' Naftove' Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit
Number	Title of Document	Location

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S- 1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs'ke Girs'ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S- 1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE- DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999*

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S- 1, File No. 333-92009, filed onDecember 2, 1999*

Exhibit
Number	Title of Document	Location

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999*

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999*

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999*

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S- 1, File No. 333-92009, filed on December 2, 1999*

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000*

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000*

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000*

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000*

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000*

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000*

Exhibit
Number	Title of Document	Location

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000*

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007. *

10-47	EuroGas, Inc. address change. December 31, 2007	Form 8-K filed on December 31,2007. *

10-48	EuroGas, Inc. New Director appointed March 5, 2008	Form 8-K filed on March 5, 2008 *

10-49	2008 EuroGas, Inc. Regent Ventures May 1,,2008	Form 8-K filed on May 1,2008. *

10-50	EuroGas, Inc. McCallan oil & gas (UK) limited. May 29, 2008	Form 8-K filed on May 29, 2008. *

21.1	Subsidiaries	Annual Report on Form 10- KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Incorporated by reference

(b) Two current reports on Form 8-K were filed during the reporting quarter.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROGAS, INC.
(Registrant)

Date: February 17, 2009	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: February 17, 2009	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer