Form 10-Q
period 2008-09-30
EUROGAS INC
filed 2009-02-17
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2007, the registrant had 301,555,494 shares of common stock outstanding.

EUROGAS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	September	December
	30,	31,
	2008	2007

ASSETS
Current Assets
Cash	$158,716	$(9,876)

Total Current Assets	158,716	(9,876)
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	4,267	4,456
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(213)	(189)
Net Property and Equipment	4,054	4,267
Investment in Securities Held as Collateral under Settlement	942,975	486,156
Other receivables	1,454,415
Investment, at cost	9,650,000
Receivable from a Related party	-	224,557

Total Assets	$12,210,156	$705,104

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$1,983,405	$3,850,000
Accrued settlement obligations	3,000,000	7,285,766
Accrued income taxes	-	512,845
Notes payable to related parties	861,157	1,018,752
Total Current Liabilities	5,844,562	12,667,363

Asset Retirement Obligation	-	518,907
Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
301,555,494 196,212,635 shares issued, respectively	301,555	196,213
Additional paid-in capital	156,341,186	144,012,186
Accumulated deficit	(150,626,264)	(157,038,682)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	6,365,594	(12,481,166)
Total Liabilities and Stockholders' Capital/Deficiency	$12,210,156	$705,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	63	213	126
Impairment of mineral interests and	-	-	-	-
equipment
Litigation settlement expense	-	-	-	-
General and administrative	524,845	156,385	1,405,508	527,458

Total Costs and Operating Expenses	(524,916)	(156,448)	(1,405,721)	(527,584)

Other Income (Expenses)
Interest expense	(21,004)	-	(66,962)	-
Income from reduction of accrued	-	-	6,909,375	-
liabilities/settlement obligations
Gain from reducing asset retirement	-	-	518,907	-
obligation
Equity income	-	-	-	-
Unrealized Gain on sale of securities	(1,022,604)	-	456,819	-
Net Other Income (Expenses)	(1,043,608)	-	7,818,139	-

Profit / Loss Before Accounting Change	(1,568,524)	(156,448)	6,412,418	(527,584)
Net Profit/ Loss	(1,568,524)	(156,448)	6,412,418	(527,584)

Preferred Dividends	(3,900)	(29,850)	(11,700)	(89,550)

Profit/Loss Applicable to Common Shares $	$(1,572,424)	$(186,498)	$6,400,718	$(617,718)

Basic and Diluted Profit/Loss Per
Common Share
Net Profit/Loss	$(1,572,424)	(186,498)	$6,400,718	$(617,718)

Basic and Diluted Weighted-Average
Common	0,005	(0.001)	0,02	(0,003)
Shares Outstanding	301,555,494	196,212,635	301,555,494	196,212,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Nine Months
	Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities

Net Profit /Loss	$6,412,418	$(527,584)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	213	126
Gain on sale of property and equipment	-	-
Foreign exchange net (gain) loss	-	-
Cumulative effect of accounting change	-	-
Accretion of accrued settlement obligation /liabilities	(4,285,766)
Compensation on write-down of receivable from related party	-	-
Impairment of mineral interests and equipment	-	-
Unrealized Gain on sale of securities	(456,819)	-
Warrants issued for settlement cost	-	-
Changes in operating assets and liabilities:
Other receivables / investment	(11,104,415)	-
Accrued liabilities /taxes/asset retirement
	(2,898,347)
Accrued liabilities payable to related parties	66,962	-
Net Cash Used in Operating Activities	12,266,754	(371,073)

Cash Flows From Investing Activities	-	-
Purchases of mineral interests, property and equipment	-	-
Proceeds from sale of interest in gas property and equipment	-	-
Proceeds from sale of investment in fixed-maturity securities	-	-
Proceeds from sale of securities available for sale	-	-
Purchase of securities available for sale	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	12,414,342	-
Receivable from related party
Proceeds from sale of treasury stock		-
Acquisition of treasury stock	-	-
Net Cash Provided by (Used in) Financing Activities	12,414,342

Effect of Exchange Rate Changes on Cash	-	-

Net Increase (Decrease) in Cash	(1,035,037)	(2,845)

Cash at Beginning of Period	1,189,566	(6,578)

Cash at End of Period	$158,716	$(9,423)

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

Business Condition - EuroGas has accumulated a deficit of ($150,626,64) through September 30, 2008. At September 30, 2008, the Company had a working capital of $(5,685,846) and a capital of $ 6,365,594. The Company has impaired most of its oil and gas properties and was forced to sell the rest. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Realization of any of these planned transactions is not assured.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc., its majority-owned subsidiaries and EuroGas' share of properties held through joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation - At September 30, 2008, the Company had no options outstanding that had been- previously granted to employees and consultants.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2007 and September 30, 2007 financial statements to conform to the current period presentation.

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

	September	December 31,
	30, 2008	2007
Cost	$412,968	$412,968
Gross unrealized gains	530,007	73,188

Estimated Fair Value	$942,975	$486,156
Presented in the accompanying balance sheets as follows:

Investment in securities held as collateral
under settlement obligation	942,975	486,156
Estimated Fair Value	$942,975	$486,156

During the six months ended September 30, 2008, the Company made no sales or purchases of investment securities.

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

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	September 30,	Dec 31,
	2008	2007
Loans from a key employee, due in 2007, with
interest at 10%, unsecured	$1,018,752	$256,398
Interest at 7.5% to 10%, unsecured.	66,962	62,354
Loans from an officer and from related Companies	(224,557)	700,000
Total Notes Payable to Related Parties	861,157	1,018,752

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — RELATED PARTY TRANSACTIONS

Receivable from a Related Party – The Chief Executive Officer and principal shareholder of EuroGas, together with various other companies under his control, have paid miscellaneous business expenses on behalf of EuroGas, and EuroGas has paid certain expenses on their behalf. The resulting receivables and payables are combined and presented in the accompanying financial statements as receivable from related parties of $ 0 and $ 224,557 as of September 30, 2008 and December 31, 2007, respectively.

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

The following is a summary of the preferred stock outstanding at September 30, 2008:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1000.00 $	260,000		$60,00 $	15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $ 167,700 and $1,435,176 at September 30, 2008 and December 31, 2007, respectively.

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

NOTE 8 – Other information

On August 27, 2008 EuroGas, Inc. issued 20 Million restricted common shares to Hans D. Dietmann under the agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), a closely held U.K. oil and gas concern, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and has secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann. Combined with the agreement to purchase a 45% interest in McCallan from Regent Ventures Ltd., EuroGas will own 100% of McCallan once the acquisitions of the 45% shareholding in McCallan from Regent Ventures Ltd. and the option to purchase the remaining 25% interest in McCallan from Mr. Dietmann are finalized. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and EuroGas GmbH ("EuroGas Austria"). ( See 8-K issued on May 29,2008)

EuroGas Polska :

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

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	63	213	126
Litigation settlement expense	-	-	-	-
General and administrative	524,845	156,385	1,405,508	527,458

Total Costs and Operating Expenses	(524,916)		(1,405,721)	(527,584)
		(156,448)

Other Income (Expenses)
Interest expense	(21,004)	-	(66,962)	-
gain from reduction of accrued	-	-	6,909,375	-
liabilities/settlement obligations
Equity income	-	-	-	-
Unrealized Gain on sale of securities	(1,022,604)	-	456,819	-
Gain from reducing asset retirement obligation	-	-	518,907	-

Net Other Income (Expenses)	1,043,608	-	7,818,139	-

Profit/Loss Before Accounting Change	(1,568,524)	(156,448)	6,412,418	(527,584)

Cumulative Effect of Accounting Change	-	-	-	-

Net Profit/ Loss	$(1,568,524)	(156,448)	6,412,418	(527,584)

Preferred Dividends	(3,900)	(29,850)	(11,700)	(89,550)

Profit/Loss Applicable to Common Shares	$(1,572,424)	$(186,498)	$6,400,718	$(617,718)

Basic and Diluted Loss Per Common Share
Net Profit / Loss	$0, 005	$(0.001)	$0.02	$(0.003)

Three months ended September 30, 2008 compared with three months ended September 30, 2007

          Revenues. The Company had no oil and gas sales for the three months ended September 30, 2008 and for the three months ended September 30, 2007.

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $524,845 for the three months ended September 30, 2008 compared to $156,385 for the three months ended September 30, 2007. The increase in administrative expenses is the result from the new activities of the Company. Depreciation expense was $71 for the three months ended September 30, 2008 compared to $63 for the three months ended September 30, 2007

          Other Income and Expense. Interest expense was $21,004 for the three months ended September 30, 2008 compared to $0 during the three months ended September 30, 2007

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of September 30, 2008 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

          Net Profit/ Loss. The Company incurred a net loss of ($1,568,524) for the three months ended September 30, 2008 compared to a net loss of ($156,448) for the three months ended September 30, 2007.

          Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended September 30, 2008 compared to a loss of $0 in the three months ended September 30, 2007 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

          Revenues. The Company had no oil and gas sales for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007

          Operating Expenses. Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

          General and administrative expenses were $1,405,508 for the nine months ended September 30, 2008 compared to $527,458 for the nine months ended September 30, 2007. The increase in administrative expenses is the result of the new activities of the Company. Depreciation expense was $213 for the nine months ended September 30, 2008 compared to $126 for the nine months ended September 30, 2007

          Income from reduction of accrued liabilities/settlement obligations. Income from reduction of accrued liabilities and settlement obligations was $ 6,909,375 for the nine months ended September 30, 2008 compared to $0 during the nine months ended September 30, 2007

          Income Taxes. Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of September 30, 2008 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

          The Company had an accumulated deficit of $150,626,264 at September 30, 2008 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2008 the Company had current assets of $ 158,716 and liabilities of $5,844,562 resulting in a negative working capital of $(5,685,846). As of September 30, 2008 the Company's balance sheet reflected $0 in mineral interests in properties not subject to amortization, net of valuation allowance mostly due to sale of Polish properties by Bankruptcy court.

          Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $ 12,266,754 during the nine months ended September 30, 2008.

          While the Company had a positive amount of cash of $ 158,716 at September 30, 2008 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Item 2. Other information

EuroGas, Inc. is pleased to announce that Mr. Eduard Mueller of Vancouver BC Canada has been appointed to the Board of Directors of EuroGas, Inc. Mr. Mueller has extensive experience in the mining industry and has served more than 40 Years as a Director and officer of several mining resource companies in the US and Canada. He will be a welcome addition to the Board of Directors of EuroGas, Inc. and in this position will be advising the Company on its talc mining assets in the Slovak Republic as well as the company`s gold-silver claims in the Tombstone Area in Arizona, USA.

EuroGas, Inc. has moved its US administrative offices to the following location:4087 Nike Drive Unit #4,West Jordan, Utah 84088, USA.

Telephone 801 282 8551

Fax 801 282 8829

Email euroutah@aol.com

On September 29, 2008 the Company issued 27,300,000 restricted common shares to Oxbridge under the March 12,2008 settlement.( for futher details of the settlement with Oxbridge see the Company`s Q 1 2008)

On August 27 EuroGas, Inc. issued 20 Million restricted common shares to Hans D. Dietmann under the agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), a closely held U.K. oil and gas concern, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and has secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann.

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

Item 3. Exhibits and Reports on Form 8-K

          (a)      The following exhibits are filed with this report pr were filed during the previous reporting schedules as noted below.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S- 18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

Exhibit
Number	Title of Document	Location

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

Exhibit
Number	Title of Document	Location

10.4	Settlement Agreement by and among Kukui, Inc., and Pol- Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors' Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske' Naftove' Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit
Number	Title of Document	Location

10.15	Purchase and Sale Agreement between Texaco Slask Sp. zo.o., Pol-Tex Methane Sp. zo.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8-K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs'ke Girs'ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE- DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333-92009, filed onDecember 2, 1999*

Exhibit
Number	Title of Document	Location

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999*

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000*

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000*

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000*

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000*

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000*

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000*

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000*

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000*

Exhibit
Number	Title of Document	Location

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000*

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000*

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007. *

10-47	EuroGas, Inc. address change. December 31, 2007	Form 8-K filed on December 31,2007. *

10-48	EuroGas, Inc. New Director appointed March 5, 2008	Form 8-K filed on March 5, 2008 *

10-49	2008 EuroGas, Inc. Regent Ventures May 1,2008	Form 8-K filed on May 1,2008. *

10-50	EuroGas, Inc. McCallan oil & gas (UK) limited. May 29, 2008	Form 8-K filed on May 29, 2008. *

10-51	2008 EuroGas, Inc. Ed Mueller appointed as director and address change for Company August 25,2008	Form 8-K filed on August 25, 2008exhibit 10-51 10 Q 3d Quarter 2008*

21.1	Subsidiaries	Annual Report on Form 10- KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

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