Form 10-Q
period 2009-03-31
EUROGAS INC
filed 2009-08-07
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of March 31, 2009, the registrant had 303,220,436 shares of common stock outstanding.

EUROGAS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	March	December
	31,	31,
	2009	2008

ASSETS
Current Assets
Cash	$513	$1010

Total Current Assets	513	1010
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	3,983	4,267
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(71)	(284)
Net Property and Equipment	3,912	3,983
Investment in Securities	259,003
		217,880
Other receivables	1,750,076
		1,324,388
Investment, at cost
	9,650,000	9,650,000

Total Assets	$11,663,504	$11,197,261

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$4,852,683	$4,935,600
Notes payable to related parties
	904,751	882,684
Shareholders Loan	763,000	-

Total Current Liablities	6,520,434	5,818,284

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized;
260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized;
303,220,436 303,220,436 shares issued, respectively	303,220	303,220
Additional paid-in capital	156,341,186	156,341,186
Accumulated deficit	(151,850,453)	(151,614,546)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	5,143,070	5,378,977
Total Liabilities and Stockholders' Capital/Deficiency	$11,663,504	$11,197,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For The Three Months		For the Three Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation		71	71	71

Impairment of mineral interests and	-	-	-	-
equipment

General and administrative	254,892	245,796	254,892	245,796

Total Costs and Operating Expenses	(254,963)	(245,867)	(254,963)	(245,867)

Other Income (Expenses)
Interest expense	(22,067)	(25,648)	(22,067)	(25648)

Income from reduction of accrued	-	7,766,517	-	7,766,517
liabilities/settlement obligations

Unrealized Gain ( Loss) on sale of securities	41,123	293,370	41,123	293,370
Net Other Income ( Expenses)	19,056	8,034,140	19,056	8,034,140

Profit / Loss Before Accounting Change	(235,907)	7,788,273	(235,907)
				7,788,273

Preferred Dividends	(3,900)	(3,900)	(3,900)	(3,900)

Profit/Loss Applicable to Common Shares	$(239,807)	$7,784,373	$(239,807)	$7,784,373

Basic and Diluted Profit/Loss Per
Common Share
Net Profit/Loss	$(239,807)	7,784,373	$(239,807)	$7,784,373

Basic and Diluted Weighted-Average
Common	(0,0008)	0.035	(0,0008)	0,035
Shares Outstanding	301,555,494	219,355,494	301,555,494	219,355,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

For the Three Months
Ended
March 31, 2009

Cash Flows From Operating Activities

Net Profit /(Loss)	$(235,907)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation
71
Gain on sale of property and equipment	-
Foreign exchange net (gain) loss	-
Cumulative effect of accounting change	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities	(41,123)
Warrants issued for settlement cost	-
Changes in operating assets and liabilities:
Other receivables / investment	(425,688)
Accrued liabilities /taxes/asset retirement	(82917)

Accrued liabilities payable to related parties	22,067
Net Cash Used in Operating Activities	(763,497)

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment	-
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Shareholders Loan
763,000
Proceeds from sale of treasury stock
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities
763,000

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	(497)

Cash at Beginning of Period	1010

Cash at End of Period	$513

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Interim Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of EuroGas, Inc. and its subsidiaries ("EuroGas" or the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In particular, EuroGas' significant accounting principles were presented as Note 1 to the Consolidated Financial Statements in that Report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

Business Condition - EuroGas has accumulated a deficit of ($ 151,850,453) through March 31, 2009. At March 31, 2009, the Company had a working capital of $(6,519,921) and a capital of $ 5,143,070. The Company has impaired most of its oil and gas properties and was forced to sell the rest during the Chapter 7 bankruptcy proceedings in March 2006. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had appr. 200.000.000 shares outstanding without any assets, while until March 31, 2009 the Company was able to accumulate new assets by issuing appr. 100.000.000 new shares bringing the total number of outstanding shares to 303,220.436.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc. and EuroGas' share of properties held through joint ventures.

Stock-Based Compensation - At March 31, 2009, the Company had no options outstanding that had been previously granted to employees and consultants in connection with employment contracts.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2008 and March 31, 2008 financial statements to conform to the current period presentation.

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

NOTE 2 - INVESTMENT IN SECURITIES

The Company's primary investment in securities consists of 419,100 shares of Enterra Energy Ltd. The Enterra shares were held as collateral by Oxbridge Limited under a claim, as discussed in Note 3. On March 12, 2008 the Company and Oxbridge have entered into a settlement agreement and under the terms and conditions of the settlement agreement Oxbridge has agreed to release the Enterra Shares which were held as collateral by Oxbridge under a claim against the Company. For further details of the settlement with Oxbridge see the Company’s 2008 Q1. At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company's investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale are carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). The cost of securities sold is determined by the average-cost method.

	March	December,
	31, 2009	31, 2008
Cost	$412,968	$412,968
Gross unrealized losses	153,965	195,088

Estimated Fair Value	$259,003	$217,880
Presented in the accompanying balance sheets as follows:

Investment in securities	$259,003	$217,880

During the three months ended March 31, 2009, the Company made no sales or purchases of investment securities.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - ACCRUED SETTLEMENT OBLIGATIONS

     Settlement of McKenzie Claims — On November 4, 2003, EuroGas signed a settlement agreement with the Bankruptcy Trustee, Kukui, and other parties. The settlement agreement called EuroGas to make payments totaling $2,800,000, to be paid in installments, with an initial payment of $250,000 paid November 5, 2003 and $250,000 to be paid by December 6, 2003. Upon completion of the payments all the cases relating to the McKenzie bankruptcy claim, including the Kukui, claim, and the Holbrook claim, as described below, will be dismissed. Under this settlement EuroGas, its subsidiaries, Wolfgang Rauball and Reinhard Rauball will be released from any further claim by Kukui and the Bankruptcy Trustee. Since the initial payments were made EuroGas has not been able to make further payments and is in default of the settlement agreement. Subsequently EuroGas management has met with the Bankruptcy Trustee, on March 27, 2004 in Houston, Texas. The discussion centered on revival of the settlement agreement, this discussion is ongoing. Continued discussions are ongoing to revive the settlement agreement. A third party investor has indicated that he is prepared to place the required settlement amount in a trust fund in the very near future to obtain a settlement. In the meantime the Bankruptcy Trustee has filed a petition in US Bankruptcy court in Salt Lake City, Utah to have EuroGas, Inc. forced into involuntary bankruptcy. EuroGas has retained local council and has responded to the claim. Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in Houston Texas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There are ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish assets, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received approximately $ 800,000 for the assets, which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

honorable Judge Thurman, and that the Trustee was no longer involved in the case. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas,

     EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgement against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court in February 2007.

The independent party paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment. The Company and the independent party intend to enter into a Non-Execution Agreement and to combine its efforts to start legal proceedings against the Government of the Slovak Republic and certain Slovak individuals and enterprises in connection with the illegal termination of the Company’s mining interest in the Slovak Republic.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	March 31,	Dec 31,
	2009	2008
Loans from a key employee, due in 2007, with
Interest at 10%, unsecured	$882,684	$861,157
Interest at 10%, unsecured.	22,067	21,527
Total Notes Payable to Related Parties	904,751	882,684

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 — Shareholders Loan

A principal shareholder of EuroGas, has paid miscellaneous business expenses on behalf of EuroGas, The resulting payable is presented in the accompanying financial statements as Shareholders Loan of $ 763,000 as of March 31, 2009.

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

The following is a summary of the preferred stock outstanding at March 31, 2009:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1000.00	$260,000		$60,00	$15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $ 175,500 and $171,600 at March 31, 2009 and December 31, 2008, respectively.

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

In early 2004 an independent third party provided a $ 500.000 as down-payment for an option to purchase up to 49% of Rozmin s.r.o. from Eurogas, Inc.. The third party, however, failed to pay the agreed-upon annual installments. The option therefore has lapsed and the Company is under no obligation towards the third party anymore. Exercising of this option to purchase Rozmin s.r.o. stock would not have been closed anyway until EuroGas, Inc. has finalized the Share Purchase Agreement dated March 27, 2001 between EuroGas, Inc. and Belmont Resources Ltd.. To date EuroGas, Inc. owes approximately $1,200,000 as well as approximately $250,000 in advance royalties in order to complete the purchase of 57% of Rozmin s.r.o.

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

NOTE 8 – Other information

On August 27, 2008 EuroGas, Inc. issued 20 Million restricted common shares to Hans D. Dietmann under the agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), a closely held U.K. oil and gas concern, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and has secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann. Combined with the agreement to purchase a 45% interest in McCallan from Regent Ventures Ltd., EuroGas will own 100% of McCallan once the acquisitions of the 45% shareholding in McCallan from Regent Ventures Ltd. and the option to purchase the remaining 25% interest in McCallan from Mr. Dietmann are finalized. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and EuroGas GmbH ("EuroGas Austria"). (See 8-K issued on May 29,2008)

EuroGas Polska:

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

The Company and EuroGas GmbH have suffered huge financial losses, incl. the $ 113.000.000 Default Judgement which was awarded against the company by the Bankruptcy Court in Houston, due to the illegal and – in the opinion of the Company, Rozmin and EuroGas GmbH – corrupt circumstances of the illegal cancellation of Rozmin’s valid mining concession at Gemerska Poloma. In its non-appealable April 26, 2008 unanimous landmark Decision the Supreme Court of the Slovak Republic has found the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves as Defendant guilty of having severely violated the Plaintiff Rozmin’s civil and constitutional rights under the law of the Slovak Republic and have instructed the Defendant to remedy the concession matter forthwith. The Company, EuroGas GmbH and Rozmin have separately informed the European Commission at Brussels, Belgium about the final non-appealable outcome of the litigation, as the Slovak Republic is a full

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Member of the European Union, which just introduced on Jan.1, 2009 the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas GmbH and Rozmin have demanded the immediate full reinstation of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

After receipt of the non-appealable final Decision by the Supreme Court of the Slovak Republic, the Company and EuroGas GmbH have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma. On March 3, 2009 the Company’s Slovak mining subsidiary Rozmin commenced a lawsuit against the Slovak Republic’s Ministry of Economic’s Mining Office at Spisska Nova Ves with the aim to reinstate Rozmin’s mining concession at Germerska Poloma and is currently awaiting the decision of the Court in Kosice, Slovak Republic.

In addition to the legal remedies described above the Company, EuroGas GmbH and Rozmin have also submitted to the General Attorney`s Office of the Slovak Republic as well as to the Tax Authorities and the Anti-Corruption Police Force of the Slovak Republic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the Company, EuroGas GmbH and Rozmin – corrupt practices by Slovak government officials. The European Commission in Brussels and the Anti-Corruption Police force have both advised the Company and EuroGas GmbH independently that the relevant informations have been forwarded by them to their own investigative agencies for an independent investigation.

Acquisition Terms of McCallan Oil & Gas (UK) Ltd. shares:

EuroGas has purchased Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, as well as 1.000.000 non-voting and non interest bearing Series 2008 Preferred Shares with certain Net Profit Interest ("NPI") rights attached to it. As part of the transaction, Mr. Dietmann agreed to a lock-up agreement which prohibits him from selling or transferring these shares for a period of three years without EuroGas' consent.

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

Any stock issued to Mr. Dietmann for his remaining 25% interest in McCallan and the Preferred Shares will be subject to a three year lock-up agreement which prohibits the sale or transfer of these shares without EuroGas' consent. Any stock issued pursuant to the Agreement with Mr. Dietmann is held by an escrow agent suitable to EuroGas and Mr. Dietmann.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-months periods ended March 31, 2009 and 2008, respectively.

	March 31,		March 31,
	2009	2008	2009		2008
Oil and Gas Sales	$-	$-	$-		$-

Costs and Operating Expenses
Depreciation	71	71	71		71

General and administrative	254,892	245,796	254,892		245,796
Total Costs and Operating Expenses	(254,963)	(245,867)	(254,963)		(245,867)

Other Income (Expenses)
Interest expense	(22,067)	(25,648)	(22,067)		(25,648)
gain from reduction of accrued	-	7,766,517	-		7,766,517
liabilities/settlement obligations
Unrealized Gain on sale of securities	41,123	293,370	41,123		293,370

Net Other Income (Expenses)	19,056	8,034,140	19,056		8,034,140

Profit/Loss Before Accounting Change	(235,907)	7,788,273	(235,907)		7.788,273

Cumulative Effect of Accounting Change	-	-	-		-
Net Profit/ Loss	$(235,907)	7,788,273	(235,907)		7,788,273
Preferred Dividends	(3,900)	(3,900)	(3,900)		(3,900)
Profit/Loss Applicable to Common Shares	$(239,807)	$7,784,373	$(239,807)	$	/,784,373
Basic and Diluted Loss Per Common Share
Net Profit / Loss	$(0,0008)	$0,035	$(0.0008)		$0.035

Three months ended March 31, 2009 compared with three months ended March 31, 2008

     Revenues The Company had no oil and gas sales for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $ 254,892 for the three months ended March 31, 2009 compared to $ 245,796 for the three months ended March 31, 2008. Depreciation expense was $71 for the three months ended March 31, 2009 compared to $71 for the three months ended March 31, 2008

     Other Income and Expense Interest expense was $ 22,067 for the three months ended March 31, 2009 compared to $ 25,648 during the three months ended March 31, 2008.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of March 31, 2009 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Profit/ Loss The Company incurred a net loss of ($239,807) for the three months ended March 31, 2009 compared to a net profit of 7,788,273 for the three months ended March 31, 2008.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended March 31, 2009 compared to a loss of $0 in the three months ended March 31, 2008 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Three months ended March 31, 2009 compared with Three months ended March 31, 2008

     Revenues The Company had no oil and gas sales for the three months ended March 31, 2009 and for the three months ended March 31, 2008

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

     General and administrative expenses were $ 254,892 for the three months ended March 31, 2009 compared to $ 245,796 for the three months ended March 31, 2008. Depreciation expense was $ 71 for the three months ended March 31, 2009 compared to $71 for the three months ended March 31, 2008.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of March 31, 2009 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

     The Company had an accumulated deficit of $151,850,453 at March 31, 2009 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2009 the Company had current assets of $ 513 and liabilities of $ 6,520,434 resulting in a negative working capital of $ (6,519,921).

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $ 763,497 during the three months ended March 31, 2009.

     While the Company had a positive amount of cash of $ 513 at March 31, 2009 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements and information relating to the Company and its business, which are based on the beliefs of management of the Company and on assumptions made based on information currently available to management. These statements can be identified by the use of the words "will," "anticipate," "estimate," "project," "likely," "believe," "intend," "expect" or similar words. Forward-looking statements reflect the current views of management of the Company and are not intended to be accurate descriptions of the future. When considering these statements, the reader should bear in mind the cautionary information set forth in this section and other cautionary statements throughout this Report , and in the Company's other filings with the Securities and Exchange Commission. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. The discussion of the future business prospects of the Company is subject to a number of risks and assumptions, including those identified below. Should one or more of these or other risks materialize or if the underlying assumptions of management prove incorrect, actual results of the Company may vary materially from those anticipated, estimated, projected or intended. Among the factors that may affect the Company's results are its ability to establish beneficial relationships with industry partners to provide funding and expertise to the Company's projects; its efforts to locate commercial deposits of hydrocarbons on the Company's concessions and licenses; the negotiation of additional licenses and permits for the exploitation of any reserves located; the success of exploratory activities; the completion of wells drilled by the Company, its joint venture partners and other parties allied with the Company's efforts; the economic recoverability of in-place reservoirs of hydrocarbons; technical problems in completing wells and producing gas; the success of marketing efforts; the ability to obtain the necessary financing to successfully pursue the Company's business strategy; operating hazards and uninsured risks; the intense competition and price volatility associated with the oil and gas industry; and international and domestic economic conditions.

     The Company's activities are subject to risks in addition to the risks normally associated with the exploration and development of hydrocarbons. Each of the eastern European countries in which the Company has obtained or seeking to obtain concessions is in the process of developing capitalistic economies. As a result, many of their laws, regulations, and practices with respect to the exploration and development of hydrocarbons have not been time tested or, in some cases, yet adopted. The Company's operations are subject to significant risks that any change in the government itself or in government personnel, or the development of new policies and practices may adversely affect the Company's operations and financial results at some future date. Furthermore, the Company's concessions and licenses are often subject, either explicitly or implicitly, to ongoing review by governmental ministries. In the event that any of these countries elects to change its regulatory system, it is possible that the government might seek to annul or amend the governing agreements in a manner unfavorable to the Company or impose additional taxes or other duties on the activities of the Company. As a result of the potential for political risks in these countries, it remains possible that the governments might seek to nationalize or otherwise cause the interest of the Company in the various concessions and licenses to be forfeited. Many of the areas in which the Company's prospects are located lack the necessary infrastructure for transporting, delivering, and marketing the products which the Company seeks to identify and exploit. Consequently, even if the Company is able to locate hydrocarbons in commercial quantities, it may be required to invest significant amounts in developing the infrastructure necessary to carry out its business plan. The Company does not presently have a source of funding available to meet these costs.

     Future terrorist activity or government action against perceived terrorist threats in the United States or in areas of the world in which the Company does business or owns property may, however, adversely affect the Company's business operations and financial condition.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     The Company conducts business in many foreign currencies. As a result of the effects that foreign exchange rate movements of those currencies have on the Company's costs and on the cash flows, which it receives from its foreign operations, the Company is subject to foreign exchange rate risks. The Company believes that it currently has no other material market risk exposure. To date, the Company has addressed its foreign currency exchange rate risks principally by maintaining its liquid assets in U.S. dollars until payments in foreign currency are required, but the Company does not reduce this risk by utilizing hedging activities.

Item 4 Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are currently no legal proceedings pending against the Company

Item 2. Other information

McCallan Oil & Gas (UK) Ltd.

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

EuroGas Austria

EuroGas Austria owns a 33% shareholding in Rozmin s.r.o. (Rozmin), a Slovakian mining company. Together with the Company’s 57% shareholding in Rozmin, which was bought by the Company from Belmont Resources Ltd. on March 27, 2001 (see details of the Belmont transaction in Note 7), EuroGas GmbH and the Company together own an undivided 90% shareholding interest in Rozmin s.r.o. . Rozmin plans to place the huge Germerska Poloma talc (soapstone) deposit into production. Therefore, on March 6, 2009 the Company has entered into a Long-Term Talc Supply Agreement with Mondo Minerals , a well-established market leading producer and refiner of talc in Europe, after the Supreme Court of the Slovak Republic in a non-appealable landmark decision published on April 26, 2008, has ruled that the cancellation of Rozmin’s mining concession at Gemerska Poloma in January 2005 by the Ministry of Economy’s Mining Office at Spisska Nova Ves was considered a severe violation of Rozmin’s civil and constitutional rights under the laws of the Slovak Republic. Ownership of the Gemerska Poloma concession was taken away illegally from Rozmin by the Ministry of Economy’s Mining Office at Spisska Nova Ves in January 2005 and was subsequently transferred by the Ministry of Economy’s Mining Office at Spisska Nova Ves and the Supreme Mining Office at Banska Stiavna in a dubious and - in the opinion of the Company – corrupt transaction – to a small Slovak accounting service company owned and controlled by Peter Corej and his wife. See further details about Peter Corej et al and his involvement in this matter in the Company’s 10K per December 31, 2007.

The Long-Term Talc Supply Agreement with Mondo Minerals calls for Rozmin to supply a minimum of 60.000 tons of Gemerska Poloma talc per year for a period of 10 years with Mondo Minerals holding the option to extend the agreement for another 10 years. Mondo Minerals has also been granted a right of first refusal to acquire Rozmin in the event that the Company opts to sell a 51% or greater interest in Rozmin.

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

In addition to the legal remedies described above the Company, EuroGas GmbH and Rozmin have also submitted to the Attorney General’s Office of the Slovak Republic as well as to the Tax Authorities ans the Anti-Corruption Police Force of the Slovak Republic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the Company, EuroGas GmbH and Rozmin – corrupt practices by Slovak government officials. The European Commission in Brussels and the Anti-Corruption Police Force have advised the Company that they have forwarded the relevant informations independently to their own investigative agencies for an independent investigation.

Acquisition Terms of McCallan Oil & Gas (UK) Ltd. shares:

EuroGas has purchased Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, as well as 1.000.000 non-voting and non interest bearing Series 2008 Preferred Shares with certain Net Profit Interest ("NPI") rights attached to it. As part of the transaction, Mr. Dietmann agreed to a lock-up agreement which prohibits him from selling or transferring these shares for a period of three years without EuroGas' consent.

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

Item 3 Exhibits and Reports on Form 8-K

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

EUROGAS, INC.
(Registrant)

Date: August 6, 2009	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: August 6 , 2009	By	/s/ Hank Blankenstein
Hank Blankenstein
Principal Accounting and Financial Officer