Form 10-Q
period 2009-06-30
EUROGAS INC
filed 2010-03-02
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, the registrant had 322,220,436 shares of common stock outstanding.

EUROGAS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	June	December
	30,	31,
	2009	2008

ASSETS
Current Assets
Cash	$513	$1010

Total Current Assets	513	1010
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	3,983	4,267
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(142)	(284)
Net Property and Equipment	3,841	3,983
Investment in Securities	540,639	217,880
Other Receivables	1,392,031	1,324,388
Investment, at cost	16,656,078	9,650,000

Total Assets	$18,593,102	$11,197,261

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$9,463,541	$4,935,600
Notes payable to related parties	926,818	882,684
Shareholders Loan	1,358,250	-

Total Current Liablities	11,748,609	5,818,284

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized; 260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized; 322,220,436 303,220,436 shares issued, respectively	322,220	303,220
Additional paid-in capital	158,051,186	156,341,186
Accumulated deficit	(151,878,030)	(151,614,546)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	6,844,493	5,378,977
Total Liabilities and Stockholders' Capital/Deficiency	$18,593,102	$11,197,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	71	142	142
Impairment of mineral interests and equipment	-	-	-	-

General and administrative	268,325	634,867	522,217	880,663

Total Costs and Operating Expenses	(268,396)	(634,938)	(522,359)	(880,805)

Other Income (Expenses)
Interest expense	(41,817)	(20,490)	(63,884)	(45,958)
Income from reduction of accrued liabilities/settlement obligations	-	(338,235)	-	7,428,282

Unrealized Gain ( Loss) on sale of securities	281,636	1,186,053	322,759	1,479,423

Net Other Income ( Expenses)	239,819	827,328	258,875	8,861,747

Profit / Loss Before Accounting Change	(28,577)	192,390	(263,484)	7,980,942

Preferred Dividends	(3,900)	(3,900)	(7,800)	(7,800)

Profit/Loss Applicable to Common Shares	$(32,477)	$188,490	$(271,284)	$7,973,142

Basic and Diluted Profit/Loss Per Common Share
Net Profit/Loss	$(32,477)	188,490	$(271,284)	$7,973,142

Basic and Diluted Weighted-Average
Common	(0,0001)	0.0007	(0,0008)	0,03
Shares Outstanding	322,220,436	254,255,494	322,220,436	254,255,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

For the Six Months
Ended
June 30, 2009

Cash Flows From Operating Activities

Net Profit /(Loss)	$(263,484)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	142
Gain on sale of property and equipment	-
Foreign exchange net (gain) loss	-
Cumulative effect of accounting change	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities	(322,759)
Warrants issued for settlement cost	-
Changes in operating assets and liabilities:
Other receivables / investment	(5,344,721)
Current liabilities	5,930,325

Net Cash Used in Operating Activities	(497)

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment	-
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-

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

Business Condition - EuroGas has accumulated a deficit of ($ 151,878,030) through June 30, 2009. At June 30, 2009, the Company had a working capital of $(11,748,096) and a capital of $ 6,844,493. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had appr. 200.000.000 shares outstanding without any assets, while until June 30, 2009 the Company was able to accumulate new assets by issuing appr. 120.000.000 new shares bringing the total number of outstanding shares to 322,220.436.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc. and EuroGas' share of properties held through joint ventures.

Stock-Based Compensation - At June 30, 2009, the Company had no options outstanding that had been previously granted to employees and consultants in connection with employment contracts.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2008 and June 30, 2008 financial statements to conform to the current period presentation.

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

	June	December
	30, 2009	31, 2008
Cost	$412,968	$412,968
Gross unrealized gain	127,729	(195,088)

Estimated Fair Value	$540,639	$217,880
Presented in the accompanying balance sheets as follows:
Investment in securities	$540,639	$217,880

During the three months ended June 30, 2009, the Company made no sales or purchases of investment securities.

Note 3 Other Receivables

Other Receivables reflect a short term loan by EuroGas Inc. to Mc Callan OIL & GAS (UK) Limited for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance as at June 30, 2009 in the amount of 1,392,031 US $.

Note 4 Investment at cost

For the participations in Mc Callan OIL & GAS (UK) LIMITED, Rio Plata Properties and Tombstone EuroGas, Inc. has invested by cash and by issuance of common shares of EuroGas, Inc. a total balance of US $ 16,656,078 as at June 30, 2009.

2 Million common shares of Tombstone Exploration Corporation are pledged as a security for outstanding salaries for the former CFO of the company.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – Accrued Liabilities

Because Eurogas was unable to finance the settlement agreement the Bankruptcy court in HoustonTexas has added a monetary amount of $113 million to the default judgment, against EuroGas, Inc. and certain parties, that was obtained by the Trustee for the McKenzie matter. On October 20, an Order for Relief was signed by the US Bankruptcy Court in Salt Lake City, Utah. This has put the Company into receivership at this point. There are ongoing negotiations by the third party to purchase the judgment against EuroGas presently held by the Bankruptcy Trustee in the McKenzie matter, who forced EuroGas into involuntary Bankruptcy. The plan is to purchase the judgment held by the McKenzie trustee by a friendly third party and then request the US Bankruptcy Court in Salt Lake City, Utah to convert the present chapter 7 bankruptcy to a voluntary chapter 11 reorganization. . In October of 2005, the Bankruptcy Trustee was asked to sell the Polish assets, GlobeGas B.V., Pol-Tex Methane, Sp. z.o.o., McKenzie Methane Jastrzebie Sp. z.o.o., to a third party. The Trustee eventually put the group of Polish companies up for an auction which was held on March 28, 2006, after a certain amount of legal wrangling by some of the creditors. The assets were sold at the auction and the Bankruptcy Trustee received approximately $ 800,000 for the assets, which he distributed after costs to certain creditors of the company in November 2006. On or about February 20th 2007 a final report was issued by the Bankruptcy Trustee stating that the Eurogas Bankruptcy case had been formally closed by order of the Bankruptcy Judge, The honorable Judge Thurman, and that the Trustee was no longer involved in the case. The following order was issued by the Court in Salt Lake City “Upon consideration of the foregoing report and motion for discharge of the Trustee, The Court concluded that the Trustee has completed the administration of the estate (of EuroGas, Inc.) it is ORDERED: 1. That the Trustee be and is hereby discharged, and the surety on the bond are relieved of further liability in this case: 2. .That the case be and is hereby closed.” This information was posted on “Pacer” the official document organization for the US Court system The Company has recently received a revived settlement negotiation with the Bankruptcy Trustee for the McKenzie claim in Houston Texas. The Company will report to the shareholders of the Company as to the progress of these negotiations regarding the settlement. On August 22, 2007 the Judge in the Bankruptcy case in Texas, The Honorable Judge Brown, signed an order allowing sale of Judgment against EuroGas, Inc. and others. On September 24, the Trustee, Mr. Steve Smith, of the Bankruptcy court for the Mckenzie claim in Houston Texas The Honorable Judge Brown presiding, transferred and assigned and conveyed the Judgment held by him to a friendly third party, to settle the Judgment and it was sold as per instructions of the Bankruptcy Court in Texas,

     EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgement against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has now received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court in February 2007.

The independent party paid $1.6 million cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has committed to further discussion to provide working capital and assets for EuroGas, Inc. in exchange for equity in the Company. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment. The Company and the independent party intend to enter into a final settlement and to combine its efforts to start legal proceedings against the Government of the SlovakRepublic and certain Slovak individuals and enterprises in connection with the illegal termination of the Company’s mining interest in the SlovakRepublic.

Texas EuroGas Corporation, a Texas corporation, was established in 2007 by Mr. David Sacks, a Houston solicitor, acting as Trustee on behalf of Mr Hans D. Dietmann, a non-affiliated shareholder of the Company. The entire financing of the purchase of the Judgement by Texas EuroGas Corp. from the Bankruptcy Trustee Steve Smith, as well as all the costs involved related to the purchase of the judgement by Texas EuroGas Corporation, was entirely financed by Mr. Dietmann, who provided appr. $ 800.000 cash, and by the CEO of EuroGas Inc., Mr. Wolfgang Rauball, who provided appr. $ 1.125.000 cash.

Although Mr. Dietmann had indicated in writing to settle the judgement issue with the Company, the Trustee for Mr. Dietmann, Mr David Sacks, still has not transferred ownership of Texas EuroGas Corp. into Mr. Dietmann’s name, although agreed to in writing by Mr. Sacks in summer 2008. Therefore the judgement could not have been settled with EuroGas Inc. yet.

In order to solve this problem Mr. Dietmann and Mr. Wolfgang Rauball have entered into an agreement with EuroGas Inc. and have transferred all their respective rights of ownership and their respective receivables in connection with their financing of Texas EuroGas Corporation and the purchase of the judgment from Trustee Smith, incl. accrued interest thereon, to the Company.

In addition to the financing of the purchase of the $ 113 million judgment from Trustee Smith in September 2007 by the Company’s CEO Mr. Wolfgang Rauball and Mr. Dietmann, Trustee Smith in early 2009 had obtained a second judgement against the Company in a different case in the amount of appr. $ 125.000 and had threatened to start again legal procedures to reopen Bankruptcy proceedings under Chapter 7 against the Company. On April 30, 2009 Mr. Dietmann bought this judgement from Trustee Smith and has also assigned his receivable for this second judgement to the Company.

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	June 30,	Dec 31,
	2009	2008
Loans from a key employee, due in 2007, with	$882,684	$861,157
Interest at 10%, unsecured.	44,134	21,527
Total Notes Payable to Related Parties	926,818	882,684

NOTE 7 — Shareholders Loan

A principal non-affiliated shareholder of EuroGas, Inc, has paid miscellaneous business expenses on behalf of EuroGas. The resulting payable is presented in the accompanying financial statements as Shareholders Loan of $ 1,358,250 as at June 30, 2009. The loan has to be repaid by June 30, 2010 or can be converted into common shares of EuroGas.

NOTE 8— PREFERRED AND COMMON STOCK

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

The following is a summary of the preferred stock outstanding at June 30, 2009:

		Liquidation Preference		Annual Dividend
				Requirement
	Shares
	Outstanding	Per Share	Total	Per Share	Total
Designation
1997 Series	260	$1000.00	$260,000	$60,00	$15,600
Total	260		$260,000		$15,600

Aggregate accrued dividends on preferred stock were $ 179,400 and $171,600 at June 30, 2009 and December 31, 2008, respectively.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 — CONTINGENCIES AND COMMITMENTS

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

In July 2009 Belmont was informed by Rozmin, that Belmont has not fulfilled the purchase contract requirement to deposit the Rozmin shares with the Rozmin Trustee. EuroGas Inc. has to take legal actions against Belmont to secure the deposit of the shares.

Netherlands Tax Liability – EuroGas' former subsidiary,

GlobeGas BV lost its appeal for a reduction of a 1992 income tax liability in the Netherlands with a carrying amount of $929,680 at June 30, 2006. The tax arose from the sale of equipment at a profit by the former owner of GlobeGas to its Polish subsidiary. The liability is reflected in EuroGas' financial statements; however, GlobeGas does not have the ability to pay the assessed obligation and as a result may face forced liquidation and dissolution by the Netherlands tax authority. In August of 2005 GlobeGas, BV was stricken from the Registry in the Netherlands, this has put the GlobeGas issue to rest.

NOTE 10 – Other information

On April 9, 2009 EuroGas, Inc. issued 2 Million restricted common shares to Regent Ventures Ltd. for a prolongation of the payment of the purchase price for the 45 % shareholding in Mc Callan OIL & GAS (UK) Ltd. till December 31, 2009.

On June 16, 2009 Eurogas Inc. issued 17 Million restricted common shares to Rio Plata Inc. and others in connection with the purchase of the Rio Plata/ Tombstone properties. EuroGas, Inc is acquiring a 100 % working interest in 56 mining claims known as the Tombstone Sandwich Property. In addition EuroGas, Inc has entered into an agreement to purchase a strategically important parcel of mining claims comprising appr. 485 acres collectively known as the TEI Open Pit Mine.

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

The Company and EuroGas GmbH have suffered huge financial losses, incl. the $ 113.000.000 Default Judgement which was awarded against the company by the Bankruptcy Court in Houston, due to the illegal and – in the opinion of the Company, Rozmin and EuroGas GmbH – corrupt circumstances of the illegal cancellation of Rozmin’s valid mining concession at Gemerska Poloma. In its non-appealable April 26, 2008 unanimous landmark Decision the Supreme Court of the Slovak Republic has found the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves as Defendant guilty of having severely violated the Plaintiff Rozmin’s civil and constitutional rights under the law of the Slovak Republic and have instructed the Defendant to remedy the concession matter forthwith. The Company, EuroGas GmbH and Rozmin have separately informed the European Commission at Brussels, Belgium about the final non-appealable outcome of the litigation, as the Slovak Republic is a full Member of the European Union, which just introduced on Jan.1, 2009 the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas GmbH and Rozmin have demanded the immediate full reinstation of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

After receipt of the non-appealable final Decision by the Supreme Court of the Slovak Republic, the Company and EuroGas GmbH have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma. On March 3, 2009 the Company’s Slovak mining subsidiary Rozmin commenced a lawsuit against the SlovakRepublic’s Ministry of Economic’s Mining Office at Spisska Nova Ves with the aim to reinstate Rozmin’s mining concession at Germerska Poloma and is currently awaiting the decision of the Court in Kosice, SlovakRepublic.

In addition to the legal remedies described above the Company, EuroGas GmbH and Rozmin have also submitted to the General Attorney`s Office of the Slovak Republic as well as to the Tax Authorities and the Anti-Corruption Police Force of the SlovakRepublic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the Company, EuroGas GmbH and Rozmin – corrupt practices by Slovak government officials. The European Commission in Brussels and the Anti-Corruption Police force have both advised the Company and EuroGas GmbH independently that the relevant informations have been forwarded by them to their own investigative agencies for an independent investigation.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three and six months periods ended June 30, 2009 and 2008, respectively.

	June 30,		June30,
	2009	2008	2009	2008

Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	71	142	142

General and administrative	268,325	634,867	522,217	880,663

Total Costs and Operating Expenses	(268,396)	(634,938)	(522,359)	(880,805)

Other Income (Expenses)
Interest expense	(41,817)	(20,490)	(63,884)	(45,958)
gain from reduction of accrued liabilities/settlement obligations	-	7,766,517	-	7,428,282

Unrealized Gain on sale of securities	281,636	1,186,053	322,759	1,479,423

Net Other Income (Expenses)	239,819	192,390	258,875	8,861,747

Profit/Loss Before Accounting Change	(28,577)	192,390	(263,484)	7,980,942

Cumulative Effect of Accounting Change	-	-	-	-

Net Profit/ Loss	$(28,577)	192,390	(263,484)	7,980,942

Preferred Dividends	(3,900)	(3,900)	(7,800)	(7,800)

Profit/Loss Applicable to Common Shares	$(32,477)	$188,490	$(271,284)	$7,973,142

Basic and Diluted Loss Per Common Share
Net Profit / Loss	$(0,0001)	$0,0007	$(0.0008)	$0.03

Three months ended June 30, 2009 compared with three months ended June 30, 2008

     Revenues The Company had no oil and gas sales for the three months ended June 30, 2009 and for the three months ended June 30, 2008.

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $ 268,325 for the three months ended June 30, 2009 compared to $ 634,867 for the three months ended June 30, 2008. Depreciation expense was $71 for the three months ended June 30, 2009 compared to $71 for the three months ended June 30, 2008

     Other Income and Expense Interest expense was $ 41,817 for the three months ended June 30, 2009 compared to $ 20490 during the three months ended June 30, 2008.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2009 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Profit/ Loss The Company incurred a net loss of ($28,577) for the three months ended June 30, 2009 compared to a net profit of 192,390 for the three months ended June 30, 2008.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended June 30, 2009 compared to a loss of $0 in the three months ended June 30, 2008 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Six months ended June 30, 2009 compared with Six months ended March 31, 2008

     Revenues The Company had no oil and gas sales for the six months ended June 30, 2009 and for the six months ended June 30, 2008

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

     General and administrative expenses were $ 522,217 for the six months ended June 30, 2009 compared to $ 880,663 for the six months ended June 30, 2008. Depreciation expense was $ 142 for the six months ended June 30, 2009 compared to $ 142 for the six months ended June 30, 2008.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of June 30, 2009 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Capital and Liquidity

     The Company had an accumulated deficit of $151,878,030 at June 30, 2009 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At June 30, 2009 the Company had current assets of $ 513 and liabilities of $ 11,748,609 resulting in a negative working capital of $ (11,748,096).

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.

     While the Company had a positive amount of cash of $ 513 at June 30, 2009 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

The Company and EuroGas GmbH have suffered huge financial losses due to the illegal and – in the opinion of the Company, Rozmin and EuroGas GmbH – corrupt circumstances of the illegal cancellation of Rozmin’s valid mining concession at Gemerska Poloma. In its non-appealable April 26, 2008 landmark unanimous Decision the Supreme Court of the SlovakRepublic has found the Ministry of Economy’s Mining Office Unit at Spisska Nova Ves as Defendant guilty of having severely violated the Plaintiff Rozmin’s civil and constitutional rights under the law of the SlovakRepublic and have instructed the Defendant to remedy the concession matter forthwith.

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

Item 3 Exhibits and Reports on Form 8-K

     (a)      The following exhibits are filed with this report were filed during the previous reporting schedules as noted below.

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

EUROGAS, INC.
(Registrant)

Date: March 01, 2010	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: March 01, 2009	By	/s/ Harald Schmidt
Harald Schmidt
Executive Vice President

Interim Accounting and Financial Officer