Form 10-Q
period 2009-09-30
EUROGAS INC
filed 2010-03-02
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2009, the registrant had 322,220,436 shares of common stock outstanding.

EUROGAS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	September	December
	30,	31,
	2009	2008

ASSETS
Current Assets
Cash	$1235	$1010

Total Current Assets	1235	1010
Property and Equipment - full cost method
Talc mineral properties and mining equipment	-	-
Oil and gas properties not subject to amortization	-	-
Furniture and office equipment	3,983	4,267
Total Property and Equipment
Less: Accumulated depletion, depreciation and amortization	(213)	(284)
Net Property and Equipment	3,770	3,983
Investment in Securities	523,875	217,880
Other Receivables	1,603,756	1,324,388
Investment, at cost	16,656,078	9,650,000

Total Assets	$18,788,714	$11,197,261

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$9,635,824	$4,935,600
Notes payable to related parties	949,972	882,684
Shareholders Loan	1,753,250	-

Total Current Liablities	12,339,046	5,818,284

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized; 260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized; 322,220,436 303,220,436 shares issued, respectively	322,220	303,220
Additional paid-in capital	158,051,186	156,341,186
Accumulated deficit	(152,272,855)	(151,614,546)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	6,449,668	5,378,977
Total Liabilities and Stockholders' Capital/Deficiency	$18,788,714	$11,197,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	71	213	213
Impairment of mineral interests and equipment	-	-	-	-

General and administrative	354,765	524,845	877,053	1,405508

Total Costs and Operating Expenses	(354,836)	(524,916)	(877,266)	(1,405721)

Other Income (Expenses)
Interest expense	(23,154)	(21,004)	(87,038)	(66,962)
Income from reduction of accrued liabilities/settlement obligations	-		-	7,428,282

Unrealized Gain ( Loss) on sale of securities	(16764)	(1,022,604)	305,995	456,819
Net Other Income ( Expenses)	(39,918)	(1,043,608)	218,957	7,818,139

Profit / Loss Before Accounting Change	(394,754)	(1,568,524)	(658,309)	6,412,418

Preferred Dividends	(3,900)	(3,900)	(11,700)	(11,700)

Profit/Loss Applicable to Common Shares	$(398,654)	$(1,572,424)	$(670,009)	$6,400,718

Basic and Diluted Profit/Loss Per
Common Share
Net Profit/Loss	$(398,654)	(1,572,424)	$(670,009)	$6,400,718

Basic and Diluted Weighted-Average
Common	(0,001)	(0.005)	(0,002)	0,021
Shares Outstanding	322,220,436	301,555,494	322,220,436	301,555,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

For the Nine Months
Ended
September 30, 2009

Cash Flows From Operating Activities

Net Profit /(Loss)	$(658,309)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	213
Gain on sale of property and equipment	-
Foreign exchange net (gain) loss	-
Cumulative effect of accounting change	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities	(305,995)
Warrants issued for settlement cost	-
Changes in operating assets and liabilities:
Other receivables / investment	(5,556,446)
Current liabilities	6,520,762

Net Cash Used in Operating Activities	225

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment	-
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale	-
Purchase of securities available for sale	-
Net Cash Provided by (Used in) Investing Activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Shareholders Loan
Proceeds from sale of treasury stock
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	225

Cash at Beginning of Period	1010

Cash at End of Period	$1235

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

Business Condition - EuroGas has accumulated a deficit of ($ 152,272,855) through September 30, 2009. At September 30, 2009, the Company had a working capital of $(12,337,811) and a capital of $ 6,449,668. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had appr. 200.000.000 shares outstanding without any assets, while until September 30, 2009 the Company was able to accumulate new assets by issuing appr. 120.000.000 new shares bringing the total number of outstanding shares to 322,220.436.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc. and EuroGas' share of properties held through joint ventures.

Stock-Based Compensation - At September 30, 2009, the Company had no options outstanding that had been previously granted to employees and consultants in connection with employment contracts.

Reclassifications - Certain reclassifications have been made to the accompanying December 31, 2008 and September 30, 2008 financial statements to conform to the current period presentation.

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

	September	December
	30, 2009	31, 2008
Cost	$412,968	$412,968
Gross unrealized gain	110,907	(195,088)

Estimated Fair Value	$523,875	$217,880
Presented in the accompanying balance sheets as follows:
Investment in securities	$523,875	217,880

During the three months ended September 30, 2009, the Company made no sales or purchases of investment securities.

Note 3 Other Receivables

Other Receivables reflect a short term loan by EuroGas,Inc. to Mc Callan OIL & GAS (UK) Limited for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance of US $ 1,603,756 as at September 30, 2009.

Note 4 Investment at cost

For the participations in Mc Callan OIL & GAS (UK) LIMITED, Rio Plata Properties , Tombstone Exploration Corporation, EuroGas, Inc. has invested by cash and by issuance of common shares of EuroGas, Inc. a total balnce of US $ 16,656,078 as at September 30, 2009.

2 Million Shares of Tombstone Exploration Corporation are pledged as a security for outstanding salaries for the former CFO of the Company.

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

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:	September	December
	30,	31,
	2009	2008
Loans from a key employee, due in 2007, with
	$882,684	$861,157
Interest at 10%, unsecured.	44,134	21,527
Total Notes Payable to Related Parties	926,818	882,684

NOTE 7 — Shareholders Loan

A principal non- affiliated shareholder of EuroGas, has paid miscellaneous business expenses on behalf of EuroGas. The resulting payable is presented in the accompanying financial statements as Shareholders Loan of $ 1,753,250 as at September 30, 2009. The loan has to be repaid by June 30, 2010. On October 7, 2009 the shareholder gave notice to EuroGas Inc. to convert the entire loan into common stock of EuroGas at the average price traded on the US Pink Sheet for 90 Days prior to the conversion request.

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

The following is a summary of the preferred stock outstanding at September 30, 2009:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1000.00 $	260,000		$60,00 $	15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $ 183,300 and $171,600 at September 30, 2009 and December 31, 2008, respectively.

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

NOTE 10 – Other information

On April 9, 2009 EuroGas, Inc. issued 2 Million restricted common shares to Regent Ventures Ltd. for a prolongation of the payment of the purchase price for the 45 % shareholding in Mc Callan OIL & GAS (UK) Ltd. till December 31,2009.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three and nine-months periods ended September 30, 2009 and 2008, respectively.

	September 30,		September 30,
	2009	2008	2009	2008
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation	71	71	213	213

General and administrative	354,765	524,845	877,053	1,405,508

Total Costs and Operating Expenses	(354,836)	(524,916)	(877,266)	(1,405,721)

Other Income (Expenses)
Interest expense	(23,154)	(21,004)	(87,038)	(66,962)
gain from reduction of accrued	-	7,766,517	-	7,428,282
liabilities/settlement obligations

Unrealized Gain on sale of securities	(16,764)	(1,022,604)	305,995	456,819

Net Other Income (Expenses)	(39,918)	(1,043,608)	218,957	7,818,139

Profit/Loss Before Accounting Change	(394,754)	(1,568,524)	(658,309)	6,412,418

Preferred Dividends	(3,900)	(3,900)	(11,700)	(11,700)

Profit/Loss Applicable to Common Shares	$(398,654)	$(1,572,424)	$(670,009)	$6,400,718

Basic and Diluted Loss Per Common Share
Net Profit / Loss	$(0,001)	$(0,005)	$(0.002)	$0.021

Three months ended September 30, 2009 compared with three months ended September 30, 2008

     Revenues The Company had no oil and gas sales for the three months ended September 30, 2009 and for the three months ended September 30, 2008.

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $ 354,765 for the three months ended September 30, 2009 compared to $ 877,053 for the three months ended September 30, 2008. Depreciation expense was $71 for the three months ended September 30, 2009 compared to $71 for the three months ended September 30, 2008

     Other Income and Expense Interest expense was $ 23,154 for the three months ended September 30, 2009 compared to $ 21,004 during the three months ended September 30, 2008.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of September 30, 2009 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Profit/ Loss The Company incurred a net loss of ($394,754) for the three months ended September 30, 2009 compared to a net loss of (1,568,524) for the three months ended September 30, 2008.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended September 30, 2009 compared to a loss of $0 in the three months ended September 30, 2008 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Nine months ended September 30, 2009 compared with Nine months ended September 30, 2008

     Revenues The Company had no oil and gas sales for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense.

     General and administrative expenses were $ 877,053 for the nine months ended September 30, 2009 compared to $ 1,405,508 for the nine months ended September 30, 2008. Depreciation expense was $ 213 for the nine months ended September 30, 2009 compared to $ 213 for the nine months ended September 30, 2008.

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

Capital and Liquidity

     The Company had an accumulated deficit of $152,272,855 at September 30, 2009 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2009 the Company had current assets of $ 1,235 and liabilities of $ 12,339,046 resulting in a negative working capital of $ (12,337,811).

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities. As a result, the Company used net cash of $ 3,298,747 during the nine months ended September 30, 2009.

     While the Company had a positive amount of cash of $ 1,235 at September 30, 2009 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

EUROGAS, INC.
(Registrant)

Date: March 1, 2010	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: March 1, 2010	By	/s/ Harald Schmidt
Harald Schmidt
Executive Vice President

Interim Accounting and Financial Officer