Form 10-Q/A
period 2009-06-30
EUROGAS INC
filed 2010-03-03
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q /A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report for the period ended June 30, 2009 as originally filed with the Securities and Exchange Commission on March 2, 2010. This Amendment to the Quarterly Report is being filed solely to amend the signature date for Harald Schmidt, which was inadvertently stated as March 01, 2009. This Amendment does not modify or update any other information from the original document.

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

EUROGAS, INC.
(Registrant)

Date: March 01, 2010	By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

Date: March 01, 20 10	By	/s/ Harald Schmidt
Harald Schmidt
Executive Vice President

Interim Accounting and Financial Officer