Form 10-K
period 2008-12-31
EUROGAS INC
filed 2010-05-26
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

On May 7, 2010, the registrant had 322,220,436 shares of common stock outstanding. The aggregate market value of the common stock based upon the closing bid price for the common stock of $ 0.19 per share on May 7, 2010 was approximately $ 61,000,000.

TABLE OF CONTENTS TO FORM 10-K

		PAGE
PART I
Item 1.	Business	1
Item 2.	Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9

PART II
Item 5	Market for Registrant's Common Stock and Related Stockholder Matters	9
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 8.	Financial Statements and Supplementary Data	14
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14

PART III
Item 10.	Directors and Executive Officers of the Registrant	14
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions	20
Item 14.	Controls and Procedures	20

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	21

	Documents Filed
	1. Financial Statements
	2. Financial Statement Schedule
	3. Exhibit List
	Reports on Form 8-K
	Exhibits
	Financial Statement Schedules
SIGNATURES		27

PART I

This Annual Report on Form 10-K for the year ended December 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

Item 1.	Business

General

We are primarily engaged in the acquisition of rights to explore for and exploit natural gas, unconventional gas, coal bed methane gas, crude oil and minerals. We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

Summary Description of Current Activities

Activities in Arizona, USA

Tombstone Exploration Corporation

On June 30, 2008 the company signed a non- brokered private placement with Tombstone Exploration Corporation for the sale of 2,000,000 shares of common stock for $ 0.20 per share with a total amount of $ 400,000. Attached was a three year warrant for the purchase of an additional 1,000,000 shares of common stock at $ 0.40 per share.

In April 2010 the company signed another private placement for 25 Million shares of common stock for $ 0.04 per share with an attached warrant for additional 25 million shares of common stock for $ 0.10 per share. EuroGas has the right to nominate two members of the board of directors, including the position of the Chief Executive Officer.

Tombstone “Sandwich” Claims

On January 10, 2008, the company entered into a letter of intent with Rio Plata Exploration and Mining Inc. pursuant to which the company was granted an option to acquire a 60% interest in and to 56 mining claims, covering approximately 2,000 acres (809 ha.) and known as the Tombstone “Sandwich” Property, a gold and silver base metals property, located in the Tombstone Mining District of Arizona. On April 2, 2009, a formal option agreement having retroactive effect to January, 2008, was subsequently entered into between Rio Plata and the company covering this acquisition. Under the terms of this agreement, the company earned the 60% interest by the payment of $ 250,000 and the issuance of 12,000,000 restricted common shares.

Activities in Canada

The companies 100 % wholly owned subsidiary Beaver River Ltd. has royalty rights in the Beaver River natural gas project, which is operated by Questerre Energy, a Calgary based oil & gas company. The company had farmed out its original working interest held by Beaver River Resources Ltd. to Questerre Energy for a royalty interest in the Beaver River Pool. Questerre Energy has spent during the last 10 Years in excess of 20 Million Can $ and has tried to re-establish natural gas production. In the last two years Questerre Energy was successful in bringing back some of the former producing wells to production. The company has received minor royalties from production.

Activities in United Kingdom

McCallan Oil & GAS (UK) Limited (“McCallan”)

McCallan is a private UK Company previously owned by Regent Ventures Ltd. Canada as to 45 % and by Mr. Hans D. Dietmann as to 55%. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and Vienna, Austria based EuroGas GmbH ("EuroGas Austria").

Regent Ventures Ltd.

On May 1, 2008 the company signed a Share Option Agreement with Regent Ventures Ltd. (Regent), a Canadian public company, to acquire Regent's 45% interest in McCallan. Under the terms and conditions of the agreement, Regent has granted EuroGas the Option to purchase Regent's entire interest in McCallan in exchange for the issuance of 10 million restricted common shares of EuroGas and a cash-payment of CDN $ 3 million payable in three stages.

The company has issued the 10 Million restricted common shares of Euro Gas during 2008.

The date of the final cash-payment of 3 Million Can $ was postponed by 2 amendment agreements until March 31, 2010. For the first amendment the company issued a signing bonus of 2 Million shares of restricted common stock of EuroGas in 2009.

Hans D. Dietmann

On May 28, 2008 the company entered into an agreement to acquire a 30% interest in McCallan from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann.

The company purchased Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, 1 Million Preferred Shares of the Company and by cash payments totalling $ 750,000.

Any stock issued to Mr. Dietmann was subject to a three year lock-up agreement which prohibited the sale or transfer of these shares without EuroGas' consent. The lock-up agreement was cancelled in 2009 in combination with Mr. Dietmann providing working capital to the company in the amount of approx. $ 1,600,000.

On April 1, 2010 the company and Mr. Dietman entered into a final agreement enabling the company to purchase the remaining 25 % interest in McCallan for issuing 15 Million restricted common shares of the company as per the terms & conditions of the May 28, 2008 agreement and by Mr. Dietmann foregoing ownership of the 1 Million preferred shares.

Activities in Poland

McCallan OIL & GAS (UK) Limited owns 100 % of EuroGas Polska Sp.z.o.o. (EuroGas Polska)

EuroGas Polska owns a 24% interest in a large Joint Operating Agreement (JOA) operated by Poland's national oil & gas concern Polish Oil & Gas ("PGNiG"), which itself owns 51% in the JOA. The balance of 25% is held by Aurelian Oil & Gas Plc, a U.K. public company listed on the London Stock Exchange. The JOA comprises approximately 3,200 square kilometers with 10 oil and gas concessions in the Polish Carpathian Mountains originally owned by Eurogas Polska and farmed out to PGNIG in the fall of 2006. PGNiG and the Polish Ministry of Environment and Natural Resources have publicly stated in the Annual Reports on Poland's hydrocarbon reserves the existence of a potential 300.000.000 Barrels of Oil in Place in the southern portion of the concession area.

In 2008 the JOA Partners decided to commence a large seismic program in the southern portion of the JOA’s approximately 3,200 square kilometre (km) concession blocks near the City of Sanok in South-East Poland. After having formally informed the European Commission in Brussels and after having received all necessary approvals from the Polish Ministry of Environment, Forestry and Natural Resources in Warsaw, the Seismic Programm started in 2009 with a total budget of approx. 8 Million US $ of which EuroGas Polska has paid approx. $ 2,000,000. EuroGas Polska is in good standing under the terms and conditions of the JOA.

In December 2009 EuroGas Polska Sp. z o.o entered into a Confidentiality & Secrecy Agreement with Total E&P Activites Petrolieres (Total), a wholly owned subsidiary of Total S.A., one of the world's largest oil companies, which has expressed an interest in evaluating and possibly acquiring certain EuroGas Polska oil and gas assets. With the permission of the JOA EuroGas Polska is currently disclosing and submitting to Total all relevant geological and technical data.

Activities in Austria

McCallan is the 100 % owner of EuroGas GmbH, a private company based in Vienna, Austria (“EuroGas Austria”). EuroGas Austria is handling all European administrative activities of McCallan and of the company.

Activities in Slovakia

EuroGas Austria owns a 33% shareholding in Rozmin s.r.o. (Rozmin), a Slovakian mining company. Together with the company’s 57% shareholding in Rozmin, which was purchased by the company from Belmont Resources Ltd. on March 27, 2001 (see details of the Belmont transaction Item 15 Note 5), EuroGas Austria and the company together will own an undivided 90% shareholding interest in Rozmin s.r.o. subject to a final payment by the Company to Belmont. The remaining 10% interest in Rozmin is owned by Mr. Heinz Schernikau, the owner of a Berlin based large German coal-trading company.

Rozmin plans to place the huge Germerska Poloma talc (soapstone) deposit into production after the Supreme Court of the Slovak Republic in a non-appealable landmark decision, published on April 26, 2008, has ruled that the cancellation of Rozmin’s mining concession at Gemerska Poloma in January 2005 by the Ministry of Economy’s Mining Office at Spisska Nova Ves was considered a severe violation of Rozmin’s civil and constitutional rights under the laws of the Slovak Republic. Ownership of the Gemerska Poloma concession was taken away illegally from Rozmin by the Ministry of Economy’s Mining Office at Spisska Nova Ves in January 2005 and was subsequently transferred by the Ministry of Economy’s Mining Office at Spisska Nova Ves and the Supreme Mining Office at Banska Stiavna in a dubious and - in the opinion of the Company – corrupt transaction – to a small Slovak accounting service company owned and controlled by Peter Corej and his wife. See further details about Peter Corej et al and his involvement in this matter in the Company’s 10 K per December 31, 2007.

The company, EuroGas Austria and Rozmin have separately informed the European Commission at Brussels, Belgium, about the final non-appealable outcome of the litigation as the Slovak Republic is a full Member of the European Union which has just introduced on Jan.1, 2009 the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas Austria and Rozmin have demanded the immediate full reinstatement of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

After receipt of the non-appealable final Decision by the Supreme Court of the Slovak Republic, the company and EuroGas Austria have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma. The company`s solicitors are currently in a process to prepare the legal proceedings in Europe and in the US.

In addition to the legal remedies described above the company, EuroGas Austria and Rozmin have also submitted to the Attorney General’s Office of the Slovak Republic as well as to the Tax Authorities and the Anti-Corruption Police Force of the Slovak Republic relevant information of the matter and have requested an investigation into the illegal – and in the opinion of the company, EuroGas Austria and Rozmin – corrupt practices by Slovak government officials.

At this moment Rozmin is still involved in several court cases to reinstate Rozmin`s concession.

Activities in Ukraine

Eastern Ukraine

After signing a Memorandum of Understanding (MOU) in mid 2008 with OJSC ZNVKIF New Technologies (ZNT) of Kiev, Ukraine, a corporative Ukrainian investment fund, EuroGas Austria became a 50 % shareholder in the newly established OOO(TOB) EuroGas Ukraine, a private Kiev based company in December 2008.

Western Ukraine

In September 2009, EuroGas Austria signed a Memorandum of Understanding with the Ukrainian Government to explore for unconventional gas, such as shale and CBM gas, in the Lublin Basin in Western Ukraine. EuroGas was the first foreign company to successfully drill a coalbed methane well in the Ukrainian part of the Lublin Basin in the late 1990s before former management of EuroGas opted to withdraw from Western Ukraine, a move which current management has reversed several years ago, because of the hydrocarbon potential of Western Ukraine in general, and of the Lublin Basin in particular.

Disclosure of Oil and Gas Operations

Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2008 or December 31, 2007.

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

Employees

As of December 31, 2008, we had 12 administrative employees in our company. None of our employees is represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

Operational Hazards and Insurance

We are engaged in the exploration for unconventional, methane and natural gas and the drilling of wells and, as such, our operations are subject to the usual hazards incident to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of gas or well fluids, fires, pollution, releases of toxic gas, and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of activities. We do not have any hazard insurance. The occurrence of a significant adverse event that is not covered by insurance would have a material adverse effect on EuroGas.

Financial Information about Foreign and Domestic Operations

The information set forth as “Note 8 – Geographic Information” of our consolidated financial statements included in this Form 10-K contains information regarding financial information about foreign and domestic operations of the Company.

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

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $158,702,375 at December 31, 2008. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     We are dependent upon financing activities to fund our operations and will continue to require significant funds to meet our obligations and to pursue our business plan.

     EuroGas has historically been undercapitalized. Actually we have no source of revenues, do not anticipate any revenues in the near term and expect to continue to incur operating losses in the foreseeable future. As a result, we are entirely dependent on financing from the sale of securities or loans in the future and/or amounts made available by industry partners in the future. We expect to continue to incur significant costs as part of our ongoing and planned projects and do not anticipate that these costs will be offset fully, if at all, by revenues for the foreseeable future. If we are unable to raise capital from the sale of securities, loans, or industry partnerships in the future, we will have to scale back our operations and may, at some point, become insolvent.

Our projects are highly speculative and generally only at the exploration stage.

     Our assets and interests are primarily in methane gas, natural gas, unconventional gas and crude oil exploration and mineral development projects. These projects are highly speculative, whether we are still at the exploratory stage or have commenced development. We can provide no assurance that any drilling, testing, or other exploration project will locate recoverable gases or other fuels in sufficient quantities to be economically extracted. Several test wells are typically required to explore each concession or field. We may continue to incur significant exploration costs in specific fields.

     Some of our projects are in countries that have fragile and unpredictable political and socio-economic systems.

     Our operations in Eastern Europe, especially in Ukraine carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, these countries continue to be subject to the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

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

     We are dependent on the services of Wolfgang Rauball, Chairman and Chief Executive Officer of the company, who had personally guaranteed substantial investments by various creditors as well as solving the company`s bankruptcy proceedings over the last couple of years. We do not maintain key-man life insurance on any of EuroGas employees.

     Subsequent evaluation may reveal that our unproved properties are not valuable, and we may need to record an impairment of the value of those properties, which would adversely affect our financial condition.

     We capitalize costs related to unproved gas and mineral properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2008, we had capitalized no costs related to the acquisition of mineral properties not subject to amortization.

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

     Most of the approximately 303,220,436 shares of common stock issued and outstanding as of December 31, 2008 are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2008 there were 303,220,436 shares of common stock and 260 shares of preferred stock issued.

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

We sublease and use office space in New York, N.Y. USA and in Vienna, Austria on a month to month base. In addition we use the office of the wholly owned Canadian subsidiary Beaver River Resources Ltd. in Vancouver, Canada.

Item 3.	Legal Proceedings

Judgment EuroGas Texas Corp.

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

The independent party, Texas EuroGas Corp., paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

Texas EuroGas Corporation, a Texas corporation, was established in 2007 by Mr. David Sacks, a Houston solicitor, acting as Trustee on behalf of Mr Hans D. Dietmann, a non-affiliated shareholder of the Company.

Spencer Clarke

Spencer Clarke, a New York based Investment House is claiming $ 375,000 in unpaid consulting fees from the company under a consulting agreement between Spencer Clarke and the company dated January 2, 2008.

The company has rejected the claim alleging that Spencer Clarke had not provided any services to the company since summer 2008 and is countersuing Spencer Clarke for a nominal amount of $ 1,000,000 for failure to provide services in the closing of a valuable Ukrainian CBM concession, which had been brought to the attention of the company earlier by a client of Spencer Clarke.

In addition Spencer Clarke has acted as investment consultant on the Regent transaction to purchase the 45 % interest in McCallan from Regent Ventures Ltd. (see ITEM 1 Activities in the United Kingdom) and the company has agreed to issue 1 Million restricted shares of common stock as consulting fee to Spencer Clarke on the closing of the acquisition. The shares are subject to an internal settlement between Spencer Clarke and its former employee Ira Rubenstein, who had arranged and negotiated the sale.

Spencer Clarke and the company had agreed to settle the lawsuit for a nominal $ 100,000 and to deposit the shares in Trust. However, Spencer Clarke`s solicitor rejected the settlement and demanded a higher cash amount and insisted on the delivery of the 1 Million shares of common stock of the company.

The company has advised its solicitor to go back to court.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters Market for Common Stock

Market Information and Holders

Our common stock is quoted on the US Pink Sheet trading organization under the symbol “EUGS.PK”. Since April 2010 the stock is trading on the newly launched OTCQB marketplace.

Our common stock is traded in Germany on the Frankfurt Stock Exchange, the Hamburg Stock Exchange, the Stuttgart Stock Exchange, the Berlin Stock Exchange and on the German XETRA computer trading system under the symbol EUG respectively.

As of December 31, 2008 there were 303,220,436 shares of common stock issued and outstanding, held by 374 holders of record with an estimated 31,000 beneficial owners, including shares of common stock held in street name.

     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	High Bid $	Low Bid $

Year Ended December 31, 2008
Quarter ended March 31, 2008	0.17	0.07
Quarter ended June 30, 2008	0.85	0.09
Quarter ended September 30, 2008	0.60	0.18

Quarter ended December 31, 2008	0.29	0.11

Year Ended December 31, 2007
Quarter Ended March 31, 2007	0.03	0.01
Quarter Ended June 30, 2007	0.04	0.02
Quarter Ended September 30, 2007	0.13	0.06
Quarter Ended December 31, 2007	0.28	0.15

The reported price quotes may not be indicative of prices that could be obtained in actual transactions.

Dividends

     We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $ 15,600 in 2008. Of this amount, zero was paid in 2008. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2008, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

During January 2008 a warrant to purchase common shares was exercised. This warrant was attached to the private placement that was assigned by TransUnited Corp. to McCallan and its shareholders when TransUnited failed to supply funds to the Company and was fully paid for by Mr. Hans D. Dietmann as sole shareholder of McCallan. The exercise price of the warrant was $0.05 per share and approximately 17,142,859 shares were exercised. Due to a mistake by the former CFO of the company the shares were originally issued erroneously in the name of McCallan instead of its former sole shareholder. On February 16, 2008 the company cancelled the 17,142,859 Million shares of common stock and reissued the same amount of shares in the name of Hans D. Dietmann as originally intended.

On May 1, 2008 we issued 10 Million shares of restricted common stock to Regent Ventures LTD under the terms of a share option agreement to purchase 45 % of the shares of McCallan dated April 22, 2008. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On May 19, 2008 we issued 10 Million shares of restricted common stock to the Storm Group & Partners providing financial assistance in the Utah Bankruptcy Court ordered auction of company assets by the court appointed Bankruptcy Trustee Joel Marker in March 2006. This prevented the planned “fire-sale” of all the company`s Polish assets for an amount of only $ 10,000 submitted to Trustee Joel Marker by a group lead by the former President of the company and former managing director of EuroGas Polska Sp.z.o.o. Mr. Andrew Andrazke.

The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires. The 10 Million shares issued to the Storm Group were recorded in the company`s 2008 Q`s with the following wording:” On March 11, 2008 the company issued to various unrelated third party individuals 6 million shares of its restricted common stock for previous services rendered to the Company. On May 19, 2008 the company issued 5 million shares of its restricted common stock to an unrelated third party for services rendered to the company in 2006.”

Out of these 11 Million shares reported the company issued 1 Million shares of restricted common stock on March 1, 2008 to Mr. Andreas Ranft for services rendered with Mr. Ranft`s previous support to relist the company`s stock on the Hamburg Stock Exchange in 2005. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On or about July 1, 2008 the company issued 1.4 Million shares of common stock to a US shareholder who hasn`t provided the funding to the company yet. The company has asked its solicitor to examine this transaction.

On July 9, 2008 we issued approx. 19.9 Million shares of restricted common stock to foreign investors outside the USA by way of a non registered private placement. Under the terms of the private placement agreement the investors received restricted common stock of the company for $ 0.15 per share together with a 2 year warrant to purchase an additional approx. 19,900,000 restricted shares of the company at $ 0.20 per share. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On August 27, 2008 we issued 20 Million shares of restricted common stock to Hans D. Dietmann under the terms of a purchase agreement to purchase 30 % of the shares of McCallan dated May 28, 2008. The stock issued to Mr. Dietmann was subject to a three year lock-up agreement which prohibited the sale or transfer of these shares without EuroGas' consent.

On September 29, 2008 we issued 27.3 Million shares of restricted common stock to Oxbridge Limited under the terms of a settlement agreement dated March 12, 2008 (see Item 15 note 2). The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

Item 6.	Selected Financial Data

     The following statement of operations and balance sheet data were derived from our consolidated financial statements. The selected financial data below should be read in conjunction with our consolidated financial statements and the notes thereto included with this report and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data

	Year Ended December 31,
	2008	2007	2006	2005

Net Sales	$0 -	$0 -	$0 -	$0-
Loss/Profit from	$(1,648,193)	$15,357,898	$(691,149)	$(875,973)
Operations

Loss/Profit per Common Share	(0.005)	0.078	$(0.0033)	(0.004)

Balance Sheet Data

	At December 31,
	2008	2007	2006	2005

Total Assets	$13,158,496	$705,104	$3,530,999	$4,202,586

Long-Term Obligations	$0	$0	$0	$0
Cash Dividends per Common Share	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

     We are engaged primarily in the acquisition of rights to explore for and exploit oil, natural gas, coal bed methane gas, and mineral mining. We have acquired interests in a number of large exploration concessions, for oil, natural gas, and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. We currently have several projects in various stages of development.

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

Outlook

     In the past, we have focused our resources on pre-exploration or early-exploration stage of mining, natural gas, coal bed methane gas, and other hydrocarbon projects with little short-term revenue potential. We believe that our investment in these early-stage projects will prove profitable in the long run, and we may invest in additional early-stage projects from time to time in the future. Nonetheless, management believes that, in order to balance our holdings, the focus of our acquisition, investment and development strategy should be on hydrocarbon projects that have the potential to generate revenues within one to five years of the date of investment. We are actively seeking investments of that type. Specifically, we intend to take the following actions over the coming months:

  Focus our efforts on projects in Central and Eastern Europe and in Arizona, USA. We will concentrate our financial and management resources in these areas. We will continue to manage the Company from our North American Headquarters and our Central European Headquarter.

     In summary, the outlook, based on our strategic approach, is simple. We intend to fund development of the oil and gas projects in Central and Eastern Europe. Further we will focus on the development of our mineral interests in North America and the Slovak Republic and we will closely monitor the Beaver River gas project in British Columbia. The ultimate goal is to transform the company from an exploration concern to a significant cash flow-producing resource company.

Results of Operations—Fiscal Years 2008 and 2007

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2008 and 2007.

	For the Years Ended
	December 31,
	2008	2007
Oil and Gas Sales	$-	-
	-	-
Depreciation, depletion and amortization	284	189
General and administrative	1,176,883	621,975

Total Costs and Operating Expenses	$1,177,167	622,164
Other Income (Expenses)
Interest Income	1,147	-
Other Income	3,070	-
Interest expense	(78,619)	-
Income from Accrued Liability/Tax/settlement reduction	(128,248)	18,804,667
Gain/Loss on sale of securities available for sale	(268,276)	(2,824,734)
Total Other Income (Expense)	(470,926)	15,979,933
Net Profit/Loss	(1,648,093)	15,357,898
Preferred Dividends	(15,600)	(135,198)
Net Profit/Loss	$(1,663,693)	$15,222,700
Basic and Diluted Profit/Loss Per Common Share	$(0.005)	$0.078
Weighted Average Number of Common Shares Used in Per Share Calculation	303,220,436	196,212,635

Revenues The Company had no sales in 2008 and 2007.

     Operating Expenses Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment.

     General and administrative expenses were $ 1,177,167 for 2008 and $ 621,975 in 2007. Depreciation, depletion and amortization expenses were $ 284 for 2008 and $ 189 during 2007.

     Income Taxes Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $160,000,000 at December 31, 2008, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     Net Profit/Loss. We incurred profit/ losses from operations of ($ 1,648,093) and $ 15,357,898 for the years ended 2008 and 2007, respectively. After preferred dividends, the profit/loss applicable to common shares was approximately ($1,663) million and $15,222 million for the years ended December 31, 2008 and 2007.

We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     We had an accumulated deficit of $ 158,702,375 as of December 31, 2008, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2008, we had total current assets of $ 1,104,512 and total current liabilities of $ 8,093,232 resulting in negative working capital of $ 6,988,720.

     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities provided net cash of approximately $ 19,221,009 million during the year ended December 31, 2008. Our operating activities used $(19,221,009) of net cash during the year ended December 31, 2008. While we had no cash on hand as of December 31, 2008, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

Item 8.	Financial Statements and Supplementary Data

     The financial statements of the Company together with note and supplementary data related thereto are set forth following pages F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The company`s auditors Hansen Barnett & Maxwell, PC, which had signed an engagement letter to act again as auditors for the company in December 2007, have informed the company on January 25, 2010 that for the time being they have to cease as auditors for the company as the PCAOB (Public Company Accounting Oversight Board) has asked audit firms to cease acting for companies that are issuers preparing their own financial statements without audit and where the auditors are not providing services. Accordingly Hansen Barnett & Maxwell has asked the company`s approval to write a letter to the SEC stating the auditor-client relationship has ceased. Hansen Barnett went on stating to audit the company`s financial statements again and being most happy to be engaged as auditors again. The company intends to mandate Hansen Barnett & Maxwell as auditors again once the negotiations with David Sacks, the solicitor for EuroGas Texas Corp., are finalized (see Item 3).

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain Information Regarding Executive Officers, Directors and Control Persons

     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2008 together with all positions and offices of the Company held by each and the term of office and the period during which each has served.

Name	Age	Positions with the	Term of Office
		Company
Wolfgang Rauball	64	Director, Chief Executive Officer	November 2000 - Present
Roger Agyagos	38	Director	October 2007 - Present
Hank Blankenstein	68	Director, Chief Financial Officer	May 2002 - October 2009
Ed Müller	72	Director	April 2008- April 2009
Andreas Danicek	30	Director	December 2003 – April 2008

Biographical Information

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officer:

     Wolfgang Rauball. Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas GmbH Austria and of McCallan OIL & GAS (UK) Limited, UK. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt University of Technology in Germany from 1967 through 1971. During the period 1976-1994, his geological consulting activities were primarily for companies conducting exploration for gold and base metal ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.

     Hank Blankenstein Mr. Blankenstein was appointed a director and chief financial officer of the Company in May of 2002. Mr. Blankenstein served as a director and financial vice president of the Company from 1995 until 2000. Mr. Blankenstein has more than 30 years experience at various levels of management. From April 2000 until his appointment to the board and CFO, Mr. Blankenstein was involved in several real estate development projects. Mr. Blankenstein holds a Bachelor of Science degree in Finance and Banking from Brigham Young University. Mr. Blankenstein resigned in October 2009 citing personal and health related reasons.

     Roger Agyagos. Roger Agyagos of Vancouver BC Canada was appointed to the Board of Directors of EuroGas, Inc. in October 2007. Mr. Agyagos has extensive experience as a director and officer of several public mining resource companies, in Canada. Mr. Agyagos has a degree in Management systems from BCIT in Vancouver, Canada.

     Ed Mueller Mr. Ed Mueller of Vancouver BC Canada has been appointed to the Board of Directors of EuroGas, Inc. in April 2008. Mr. Mueller has extensive experience in the mining industry and has served for more than 40 years as a director and officer of several mining resource companies in the US and Canada. Mr. Ed Mueller resigned in April 2009 due to a possible conflict of interest arising from his directorship in Regent Ventures Ltd. Mr. Mueller has informed the company to rejoin the board of directors of the company once the company has finalized its transaction with Regent Ventures Ltd.

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

Audit Committee and Code of Ethics Disclosure

     The Company's Board of Directors has not yet appointed an audit committee. The Company expects to form an audit committee and will adopt a Code of Ethics.

Item 11.	Executive Compensation

     The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2008, and other persons serving as executive officers of EuroGas as of December 31, 2008, (collectively, the “Named Officers”).

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
Name and		Salary	Bonus	Other Annual	Restricted	Securities	LTIP	All Other
				Compensation	Stock	Underlying	Payouts	Compensation
					Awards	Options
SARs(#)
Principal	Year	($)	($)	($)	($)			($)
Position
Wolfgang Rauball President, CEO (1)	2008 2007 2006 2005	300,000 300,000 300,000 300,000
Ed Mueller . Director (2)	2008	NIL
Hank Blankenstein Chief Financial Officer (3)	2008 2007 2006 2005	180,000 180,000 180,000 180,000
Roger Agyagos Director (4)	2008	24,000

(1)	Mr. Rauball was appointed as President and CEO on July 6, 2001. He also serves as Managing Director of EuroGas GmbH Austria and of McCallan OIL & GAS (UK) Limited.

Mr. Rauballs accrued salaries from 2003 – 2008 amounted to $ 1,800,000 at Dec. 31, 2008.

(2)	Mr. Ed Mueller became a director of the company in April 2008.

(3)

Mr. Blankenstein became an officer and Director of the Company in May 2002 and resigned in October 2009. Due to the financial situation of the company Mr. Blankensteins salaries from 2003 till 2007 have not been paid. Mr. Blankenstein, however, received partial cash payment on his outstanding salary in 2008 for a total amount of $ 276,295. There is still an amount of approx. $ 803,704 outstanding at December 31, 2008 and Mr. Blankenstein had agreed to convert the outstanding payment into restricted common shares of the company.

(4)	Mr. Agyagos became a director of the company in October 2007.

Option Grants in Last Fiscal Year

     On April 27, 2009 the company adopted a new stock option plan, having effect from January 19, 2006 and replacing the company's 1996 stock option and award plan. The new plan reserves a maximum of 19,635,549 common shares of the Company for issuance to Participants (as defined in the Plan) upon the exercise of stock options granted under the Plan. No options under this Plan have been issued yet.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     As of December 31, 2008 the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2008 included:

Wolfgang Rauball, Hank Blankenstein, Roger Agyagos, Ed Mueller

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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2008 fiscal year.

     General. Management compensation is overseen by the Board of Directors.

     Compensation Objectives. In determining the amount of compensation for our executive officers, the Board is guided by several factors. Compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance stockholder value. Historically, we have compensated senior management based on the perceived contribution to the development of our operations, consisting principally of salaries believed to reflect their contributions. Although the members of the Board are also executive officers, none participates in the determination of his own compensation.

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

     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2008 and 2007, the Board did not pay bonuses to any executive officers. The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

     The third component of our compensation structure consists of the grant of stock options to compensate executive officers and other key employees and consultants.

Chief Executive Compensation. The company has agreed to pay Mr. Rauball a salary of $300,000 per year as a director and CEO and to pay Mr. Hank Blankenstein a salary of $180,000 per year as a Director and FO. Both gentlemen have not been remunerated for several years due to the financial situation of the Company and they have agreed to have their salaries to be accrued with the specific approval by the company foregoing any rights it may have by law against accruing the salaries of the management under the appropriate statute of limitation.

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

Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 2004 and ending December 31, 2008, as well as the cumulative total return for the NASDAQ Industrial Index.

     The performance graph assumes that $100 was invested at the market close on December 31, 2004 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Industrial Index.

     Total Return Analysis

		12.31.2004	12.30.2005	12.31.2006	12.31.2007	12.31.2008
EuroGas Inc.		$ 100.00	$ 76.25	$ 75.00	$ 300.00	$ 500.00
	Stock Price	$ 0.040	$ 0.0305	$ 0.030	$ 0.120	$ 0.200
NASDAQ Industrial Index		$ 100.00	$ 100.12	$ 112.53	$ 117.28	$ 64.12
	Value	1,857.73	1,859.87	2,090.34	2,178.64	1,191.06

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of December 31.2008 by:

  each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;
  each of our directors;

  each of the Named Executive Officers; and
  all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2008, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company’s principal executive offices.

The following persons or entity own beneficially 5 % or more of the outstanding shares of our common stock:

As of December 31, 2008 Mr. Hans D. Dietmann, World Trade Center PO Box 0832-00541 Panama City, Republic de Panama, owns 20 Million common shares of our common stock.

As of December 31, 2008 Oxbridge Limited SA Terre Global Bank Calle 50, PISO 11/1102 Panama City, Republic of Panama, owns 27.3 Million common shares of our common stock.

The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of December 31, 2008 (1)
Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options &	Ownership	Percent(3)
		Warrants(2)	in
Wolfgang Rauball (4) CEO, Chairman & Director	16,939,671	21,428,569	38,368,240	13%
Roger Agyagos Director	NIL	NIL	NIL	*
Hank Blankenstein CFO, Director	NIL	NIL	NIL
Ed Mueller, Director	NIL	NIL	NIL	*
Hans D. Dietmann, shareholder	20,000,000	NIL	20,000,000	7%
Oxbridge Limited SA, shareholder	27,300,000	NIL	27,300,000	9%
All officers , directors and 5 % or greater
Shareholders as a group (6 persons)	64,239,671	21,428,569	85,668,240	29%

* Less than one percent.

(1)

Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

(2)	2000 Warrants

On or about January 12, 2000, the company issued a convertible debenture to Wolfgang Rauball in the principal amount of $ 2,000,000. On March 30, 2000, the convertible debenture was converted into common shares of the company and the company issued a warrant with anti- dilution provisions for the purchase of 11,428,569 common shares of the company. The period of time within which these warrants may be exercised at a price of $ 0.05 per common share has been extended several times until March 31, 2010.

2002 Warrants

On June 10, 2002, the registrant issued a warrant with anti-dilution provisions to Wolfgang Rauball for the purchase of up to 10,000,000 common shares of the registrant. The period of time within which this warrant may be exercised has been extended until June 10, 2010, and the exercise price was reduced to $0.05 per share.

Mr. Wolfgang Rauball and the company agreed in 2008 to cancel an option granted in favour of Mr.Rauball to acquire 50,000 restricted common shares of the company.

(3)

The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and (b) which is the number of shares of our common stock outstanding.

(4)	Includes 2,342,811 shares owned by Sonanini Holdings Ltd. a private company wholly owned by Mr. Wolfgang Rauball.

Item 13.	Certain Relationships and Related Transactions

Wolfgang Rauball currently serves as our Chairman and CEO and is a director and a significant shareholder of the company. Over the past three years, we have entered into several transactions with Mr. Rauball or with entities controlled by him, as follows:

In August 2008 the company entered into a Consulting Agreement with Goette Financial Consulting Ltd., a company wholly owned by Sonanini Holdings Ltd., a private company wholly owned by Wolfgang Rauball, director and officer of the company. Goette provided corporate development and corporate financial services to the company. The contract was terminated by both parties in October 2008. During the three months August 2008 till October 2008 Goette received US $ 29,000 under this contract.

From 2003 till 2007 Mr. Wolfgang Rauball arranged and provided the entire business expenses of the company for rent, office equipment, salaries for office staff and travel expenses as a loan to the company totaling approx. $ 700,000 until the end of 2007 to keep the company operational and solvent. The company and Mr. Wolfgang Rauball agreed to extend this unsecured loan with an interest rate of 10 % p.a. until 2009.

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

A.	Consolidated Balance Sheets at December 31, 2008 and 2007
B.	Consolidated Statements of Income for the years ended December 31, 2008 and 2007
C.	Consolidated Statements of Cash Flows for the year ended December 31, 2008
D.	Notes to Consolidated Financial Statements

     2. Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

Exhibit
Number	Title of Document	Location

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.2	Agreement between Polish Oil and Gas Mining Joint Stock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

Exhibit	Title of Document	Location
Number

10.15	Purchase and Sale Agreement between Texaco Slask Sp. Z.o.o., Pol-Tex Methane Sp. Z.o.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.16	English translation of Articles of Association of the TAKT Joint Venture dated June 7, 1991, as amended April 4, 1993	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 3*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November	Registration Statement on Form S-1, File No.

Exhibit	Title of Document	Location
Number

	4, 1999, between the Company and Arkledun Drive LLC	333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between	Form 10-K for year ended December 31, 2000

Exhibit	Title of Document	Location
Number

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

Incorporated by reference

b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2008, we did not file any reports on Form 8K.

(c) Exhibits

(d) Financial Statement Schedules
       None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROGAS, INC.
(Registrant)

By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

By	/s Harald Schmidt
Harald Schmidt
Interim Financial Officer

DATE: May 17, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Wolfgang Rauball	May 17, 2010
Wolfgang Rauball, Director

/s/ Harald Schmidt	May 17, 2010
Harald Schmidt, Director

/s/ Roger Agyagos	May 17, 2010
Roger Agyagos, Director

Item A.	Financial Statements

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	December	December
	31,	31,
	2008	2007

ASSETS
Current Assets
Cash	$1,010	$(9,876)

Investment in securities available for sale	217,880	486,156

Other Receivables	885,622	224,557
TOTAL Current Assets	1,104,512	700,837

Mineral properties not subject to amortization
		-
Furniture and office equipment	4,267	4,456
Total Property and Equipment	4,267	4,456
Accumulated depletion, depreciation and amortization	(284)	(189)
Net Property and Equipment	3,983	4,267

Investment, at cost	12,050,001	-
Total Assets	$13,158,496	$705,104

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$7,210,548	$4,362,845
Notes payable to related parties	882,684	1,018,752
Accrued Settlement Obligation		7,285,766
Total Current Liablities	8,093,232	12,667,363
Asset Retirement Obligation	-	518,907

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized; 2,392,228, 260 shares outstanding respectively;
liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized; 303,220,436, 196,212,635 shares issued, respectively	303,220	196,213
Additional paid-in capital	163,115,302	144,012,186
Accumulated deficit	(158,702,375)	(157,038,682)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	5,065,264	(12,481,166)
Total Liabilities and Stockholders' Capital/Deficiency	$13,158,496	$705,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Years Ended
	December 31,
	2008	2007
Oil and Gas Sales	$-	-
	-	-
Depreciation, depletion and amortization	284	189
General and administrative	1,176,883	621,975

Total Costs and Operating Expenses	$1,177,167	622,164

Other Income (Expenses)
Interest Income	1,147
Other Income	3,070
Interest expense	(78,619)
Income from Accrued Liability/Tax/settlement reduction	(128,248)	18,804,667
Unrealized Gain/Loss on sale of securities	(268,276)	(2,824,734)
Total Other Income (Expense)	(470,926)	15,979,933
Net Profit/Loss	(1,648,093)	15,357,898
Preferred Dividends	(15,600)	(135,198)
Net Profit/Loss	$(1,663,693)	$15,222,700
Basic and Diluted Profit/Loss Per Common Share	$(0.005)	$0.078
Weighted Average Number of Common Shares Used in Per Share Calculation	303,220,436	196,212,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

For the Year
Ended
December 31, 2008

Cash Flows From Operating Activities

Net Profit /(Loss)	$(1,648,093)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	284
Gain on sale of property and equipment	-

Impairment of mineral interests and equipment	-
Unrealized Gain (Loss) on sale of securities	268,276
Changes in operating assets and liabilities:
Other receivables / investment	(12,442,790)
Accrued liabilities	(5,093,038)

Net Cash Used in Operating Activities	(19,221,009)

Cash Flows From Investing Activities
Purchases of mineral interests, property and equipment
Proceeds from sale of interest in gas property and equipment
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale
Net Cash Provided by (Used in) Investing Activities

Cash Flows From Financing Activities
Proceeds from issuance of common stock	19,210,123
Proceeds of issuance of notes payable to related parties
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities	19,210,123

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	10,886

Cash at Beginning of Period	(9,876)

Cash at End of Period	$1,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations EuroGas is primarily engaged in the acquisition of rights to explore for and exploit natural gas, unconventional gas, coal bed methane gas, crude oil and minerals. We have acquired interests in several large exploration concessions and are in various stages of identifying industry partners, farming out exploration rights, undertaking exploration drilling, and seeking to develop production. Unless otherwise indicated, all dollar amounts in this Form 10-K are reflected in United States dollars.

Business Condition - EuroGas has accumulated a deficit of ($ 158,702,375) through December 31, 2008. At December 31, 2008, the Company had a working capital of $ (6,988,720) and a capital of $ 5,065,264. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had approx. 196,000,000 shares outstanding without any assets, while until December 31, 2008 the Company was able to accumulate new assets by issuing approx. 107,000,000 new shares bringing the total number of outstanding shares to 303,220,436.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc. . The investment for the interest in McCallan was accounted at cost based upon the ownership percentage that was held by EuroGas during that period.

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

NOTE 2 - INVESTMENT IN SECURITIES AVAILABLE FOR SALE

The Company's primary investment in securities consists of 419,100 shares of Enterra Energy Ltd. The Enterra shares/units are held as collateral by Oxbridge Limited since 1997 under a claim by Oxbridge against the Company resulting from Oxbridge’s inability to convert its 2,391.968 Preferred Shares Series 1995 into a total of 4,783.936 freely tradable common shares of EuroGas Inc. in the fall of 1997.

On March 12, 2008 Oxbridge and the company agreed to settle Oxbridge’s claim in respect to its Series 1995 Preferred Shares and Oxbridge agreed to release the 419,100 Enterra Energy Ltd. shares to the Company and accepted common shares of the Company as final settlement. Based on the earn-out and conversion provisions of the Series 1995 Preferred Shares and calculating accrued interest thereon since 1995 the Company would have had to issue a total of 42,356,804 common shares for the conversion and cancellation of the Preferred Shares at prevailing closing price for EuroGas’ stock on March 12, 2008. Both parties agreed to a final settlement of the Oxbridge claim by having the Company issue to Oxbridge a total of 27,300,000 restricted common shares in return for Oxbridge releasing the 419,100 Enterra shares/units to the Company, while any dividends which were paid by Enterra over the last couple of years would be for the benefit of Oxbridge.

At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company's investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale were carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss).

	December	December
		31,
	31, 2008	2007
Cost	$486,156	$412,968
Gross unrealized gain/(loss)	(268,276)	73,188
Estimated Fair Value	$217,880	$486,156
Presented in the accompanying balance sheets as follows:
Investment in securities available for sale	$217,880	486,156

During the year 2008, the Company made no sales or purchases of investment in securities available for sale.

Note 3 Other Receivables

Other Receivables reflect a short term loan by EuroGas,Inc. to McCallan for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance of US $ 267,962 as at December 31, 2008.

Other Receivables reflect a short term loan by EuroGas,Inc. to Rozmin s.r.o. for working capital with a balance of $ 426,600 at December 31, 2008.

Note 4 Investment at cost

Tombstone Exploration Corporation

On June 30, 2008 the company signed a non brokered private placement with Tombstone Exploration Corporation for the sale of 2,000,000 shares of common stock for $ 0.20 per share with a total amount of $ 400,000. Attached was a three year warrant for the purchase of an additional 1,000,000 shares of common stock at $ 0.40 per share. With respect to the strategic investment and the additional private placement in 2010 the Tombstone shares were recorded at cost with an amount of $ 400,000.

McCallan is a private UK Company previously owned by Regent Ventures Ltd. Canada as to 45 % and by Mr. Hans D. Dietmann as to 55%. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and Vienna, Austria based EuroGas GmbH (“EuroGas Austria”). Regent Ventures Ltd.

On May 1, 2008 the company signed a Share Option Agreement with Regent Ventures Ltd. (Regent), a Canadian public company, to acquire Regent's 45% interest in McCallan.

Under the terms and conditions of the agreement, Regent has granted EuroGas the Option to purchase Regent's entire interest in McCallan in exchange for the issuance of 10 million restricted common shares of EuroGas and a cash-payment of CDN $ 3 million payable in three stages.

The company has issued the 10 Million restricted common shares of Euro Gas during 2008.

Hans D. Dietmann

On May 28, 2008 the company entered into an agreement to acquire a 30% interest in McCallan, from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann.

The company purchased Mr. Dietmann's 30% interest by issuing 20.000.000 restricted EuroGas, Inc. common shares, 1 Million Preferred shares of the Company and by cash payments totalling 750.000 US $.

Any stock issued to Mr. Dietmann was subject to a three year lock-up agreement which prohibited the sale or transfer of these shares without EuroGas' consent. The interest in McCallan was recorded at cost with an amount of $ 12,050,001,000 as at December 31, 2008.

Rozmin s.r.o.

On April 17, 2001, EuroGas entered into an agreement to purchase 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $100,000 in advance royalties, and modifying the exercise price of existing stock options.

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

The purchase price of the 57 % interest in Rozmin was recorded with $1.

NOTE 5 – Accrued Liabilities

Judgment EuroGas Texas Corp.

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

The independent party, Texas EuroGas Corp., paid $1.6 million US cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007 Court Order of the South Texas Bankruptcy Court. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment. Texas EuroGas Corporation, a Texas corporation, was established in 2007 by Mr. David Sacks, a Houston solicitor, acting as Trustee on behalf of Mr Hans D. Dietmann, a non-affiliated shareholder of the Company.

Salaries

The agreed salaries for the directors of the company have not been paid for several years due to the bankruptcy proceedings and the general financial situation of the company and the financial commitments by the company to acquire and support its various assets after the release from chapter 7 bankruptcy proceedings in 2007. At December 31, 2008 a total amount of $ 2,603,704 is recorded as accrued liability for outstanding salaries of Mr. Hank Blankenstein and Mr. Wolfgang Rauball.

Rozmin

The company recorded an accrued liability of $ 1,500,000 at December 31, 2008 under the purchase agreement dated April 17, 2001 to purchase 57 % of Rozmin s.r.o. from Belmont Resources Ltd.

NOTE 6 — NOTES PAYABLE TO RELATED PARTIES

	2008	2007
Loan from a key employee, due in 2007, with
	$1,018,752	$956,398
Interest unsecured	78,613	62,354
	(214,681)
Total Notes Payable to Related Parties	882,684	1,018,752

NOTE 7— PREFERRED AND COMMON STOCK

There are 260 shares of 1997 Series Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non- voting and accrues dividends at $ 60.00 per share, or 6 % annually. The 1997 Series preferred stock has a liquidation preference of $ 1,000.00 per share, plus unpaid dividends before liquidation payments applicable to common shares. The 1997 Series preferred stock, along with unpaid dividends thereon, is convertible in common shares at the rate of $ 1,000.00 divided by the lesser of 125 % of the average closing bid price for five trading days prior to issuance or 82% of the closing bid price for five trading days prior to conversion. Annual dividend requirements of the 1995 Series preferred stock are $ 15,600. The following is a summary of the preferred stock outstanding at December 31, 2008:

		Liquidation Preference		Annual Dividend
				Requirement
	Shares
	Outstanding	Per Share	Total	Per Share	Total
Designation
1997 Series	260	$1,000.00	$260,000	$60.00	$15,600

Total	260		$260,000		$15,600

Aggregate accrued dividends on preferred stock were $ 171,600 at December 31, 2008.