Form 10-K
period 2009-12-31
EUROGAS INC
filed 2010-05-26
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [X] No

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
[ ] Yes [X] No

On May 7, 2010, the registrant had 322.220.436 shares of common stock outstanding. The aggregate market value of the common stock based upon the closing bid price for the common stock of $ 0.19 per share on May 7, 2010 was approximately $ 61,000,000.

TABLE OF CONTENTS TO FORM 10-K

		PAGE
PART I
Item 1.	Business	3
Item 2.	Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5	Market for Registrant's Common Stock and Related Stockholder Matters	13
Item 6.	Selected Financial Data	15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18

PART III
Item 10.	Directors and Executive Officers of the Registrant	18
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions	25
Item 14.	Controls and Procedures	25

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	26

	Documents Filed
	1. Financial Statements
	2. Financial Statement Schedule
	3. Exhibit List
	Reports on Form 8-K
	Exhibits
	Financial Statement Schedules
SIGNATURES		32

PART I

This Annual Report on Form 10-K for the year ended December 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. The reader is cautioned that the actual results of EuroGas, Inc. and its consolidated subsidiaries will differ (and may differ materially) from the results discussed in these forward-looking statements. Statements considered to be forward-looking by the Company include statements in which the Company discloses its beliefs, expectations or anticipations, and statements using the words “may,” “should,” “might,” “could,” “might,” “would,” “expect,” “believe” and “anticipate.” Factors that could cause or contribute to such differences include those factors discussed herein under “Factors That May Affect Future Results” and elsewhere in this Form 10-K generally. The reader is also encouraged to review other filings made by the Company with the Securities and Exchange Commission (the “SEC”) describing other factors that may affect future results of the Company.

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

On April 2, 2009, the registrant entered into another option agreement with Rio Plata to acquire the remaining 40% interest in the Tombstone “Sandwich” claims, plus a $3,000 reclamation bond, in exchange for the payment of $ 5,500 and the issuance of 8,000,000 restricted common shares.

Although 5,500,000 shares of common stock are not allotted yet, both parties agreed, that the company owns all rights, title and a 100% interest in the Tombstone “Sandwich” claims.

TEI Open Pit Mine

Effective April 2, 2009, the company entered into an assignment agreement with Henry & Munroe, LLC, pursuant to which Henry & Munroe assigned to the company all rights and obligations in and to an option to purchase real estate agreement dated March 3, 2009 between Henry & Munroe (as Optionee) and Dale Turner, Tombstone Development Co. and Tombstone Hills LLC (as Optionors). This agreement covers approximately 485 acres (196 ha.) in three parcels of land, and is known as the TEI Open Pit Mine located in the Tombstone Mining District of southeast Arizona.

The consideration paid to Henry & Munro consisted of $ 10,000 and the issuance of 2,000,000 restricted common shares of the company.

In the event the company wishes to exercise the option to acquire the TEI Open Pit Mine, it must pay the Optionors $ 600,000 for Parcel A of the lands (approximately 200 acres), $ 400,000 for Parcel B of the lands (approximately 150 acres), and $ 540,000 for Parcel C of the lands (approximately 135 acres). The company paid an amount of approx. $ 55,000 cash as down payment in order to exercise the options.

Rosemount Claims

On April 2, 2009, the company entered into an option agreement with Rio Plata and Piejo Partners, Inc., pursuant to which the company was granted the right to purchase 58 BLM claims located in Section 3, Township 18s, Range 17e, Gila Salt River Basin and Meridian, Arizona from Rio Plata and Piejo, each as to 50%. Consideration for the option consists of the issuance to Rio Plata and Piejo of 500,000 restricted common shares of the registrant. In order to exercise the option and acquire these claims, the company must issue an aggregate of 8,000,000 restricted shares to Rio Plata and Piejo, each as to one-half, on or before September 30, 2009.

After reviewing the company decided not to exercise the option and to concentrate on the above mentioned three other investments in Arizona.

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

Regent Ventures Ltd.

On May 1, 2008 the company signed a Share Option Agreement with Regent Ventures Ltd. (Regent), a Canadian public company, to acquire Regent's 45% interest in McCallan Oil & Gas (UK) Ltd..

Under the terms and conditions of the agreement, Regent has granted EuroGas the Option to purchase Regent's entire interest in McCallan Oil & Gas (UK) Ltd in exchange for the issuance of 10 million restricted common shares of EuroGas and a cash-payment of CDN $ 3 million payable in three stages.

The company has issued the 10 Million Common Shares of Euro Gas during 2008.

The date of the final cash-payment of 3 Million Can $ was postponed by 2 amendment agreements until March 31, 2010. For the first amendment the company issued a signing bonus of 2 Million shares of restricted common stock of EuroGas in 2009 and for the second amendment 1 Million shares of non-restricted common stock of EuroGas have to be issued.

During April 2010, the Company entered into a further amending agreement with Regent, where Regent has extended the due date of the $ 3,000,000 cash payments to June 30, 2010. In consideration for the extension, the company agreed to issue an additional signing fee of 1,000,000 shares to Regent, free of restriction from trading. In addition Regent exercised the option to elect to receive up to $ 1,500,000 of the cash payment due on closing in shares in the capital of the company at the lower of the then market price or $0.25 per share. Regent still may elect to convert also on the balance of the cash payment at the then market price of the shares.

Hans D. Dietmann

On May 28, 2008 the company entered into an agreement to acquire a 30% interest in McCallan Oil & Gas (U.K.) Ltd. (McCallan), from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann.

The company purchased Mr. Dietmann's 30% interest by issuing 20,000,000 restricted EuroGas, Inc. common shares, 1 Million Preferred Shares of the Company and by cash payments totalling 750,000 US $. Any stock issued to Mr. Dietmann was subject to a three year lock-up agreement which prohibited the sale or transfer of these shares without EuroGas' consent. The lock-up agreement was cancelled in 2009 in combination with Mr. Dietmann providing working capital to the company in the amount of approx. $ 1,600,000.

On April 1, 2010 the company and Mr. Dietman entered into a final agreement enabling the company to purchase the remaining 25 % interest in McCallan for issuing 15 Million restricted common shares of the company as per the terms & conditions of the May 28, 2008 agreement and by Mr. Dietmann foregoing ownership of the 1 Million preferred shares.

Activities in Poland

McCallan owns 100 % of EuroGas Polska Sp.z.o.o. (EuroGas Polska)

EuroGas Polska owns a 24% interest in a large Joint Operating Agreement (JOA) operated by Poland's national oil & gas concern Polish Oil & Gas ("PGNiG"), which itself owns 51% in the JOA. The balance of 25% is held by Aurelian Oil & Gas Plc, a U.K. public company listed on the London Stock Exchange. The JOA comprises approximately 3,200 square kilometers with 10 oil and gas concessions in the Polish Carpathian Mountains originally owned by Eurogas Polska and farmed out to PGNIG in the fall of 2006. PGNiG and the Polish Ministry of Environment and Natural Resources have publicly stated in the Annual Reports on Poland's hydrocarbon reserves in the last couple of years the existence of a potential 300,000,000 Barrels of Oil in Place in the southern portion of the concession area. PGNIG has recently informed the JOA Partners Aurelian and EuroGas Polska that based on the 2008/ 2009 seismic works conducted on the Bieszcady lead within a small portion of the concession area the updated prospect inventory amounts now to a high estimate of approx. 1,7 Billion Barrels of Oil in Place (low estimate 440,000,000 Barrels of Oil in Place). PGNIG estimated that “recoverable reserves” may exist in this area with a high estimate of approx. 350 million bbls “recoverable reserves” (80 million bbls as low estimate). PGNIG has suggested to the company to commence drilling the first of 3 wells in the fall of 2010.

In 2008 the JOA Partners decided to commence a large seismic program in the southern portion of the JOA’s approximately 3,200 square kilometre (km) concession blocks near the City of Sanok in South-East Poland. After having formally informed the European Commission in Brussels and after having received all necessary approvals from the Polish Ministry of Environment, Forestry and Natural Resources in Warsaw, the Seismic Programm started in 2009 with a total budget of appr. 8 Million US $ of which EuroGas Polska has paid approx. $ 2,000,000. EuroGas Polska is in good standing under the terms and conditions of the JOA.

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

The company, EuroGas Austria and Rozmin have separately informed the European Commission at Brussels, Belgium, about the final non-appealable outcome of the litigation as the Slovak Republic is a full Member of the European Union which has just introduced on Jan.1, 2009, the EU’s common currency, the Euro, as its own currency, and which has to fully abide by the law and the constitution of the European Commission. In addition the company, EuroGas Austria and Rozmin have demanded the immediate full reinstatement of Rozmin’s concession rights from the Minister of Economy of the the Slovak Republic.

After receipt of the non-appealable final decision by the Supreme Court of the Slovak Republic, the company and EuroGas Austria have instructed its US and European solicitors to initiate civil and criminal legal procedures seeking damage from all parties and individuals involved in the illegal cancellation scheme of Rozmin’s mining concession at Gemerska Poloma. The company’s solicitors are currently in a process to prepare the legal proceedings in Europe and in the US.

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

In March 2009 EuroGas Austria signed a Long-Term Talc Supply Agreement with Mondo Minerals to go into effect once the concession will be given back to the rightful owner Rozmin by the Slovak courts. The Agreement calls for Rozmin to supply a minimum of 60,000 tons of Gemerska Poloma talc per year for a period of 10 years with Mondo Minerals holding the option to extend the agreement for another 10 years. Mondo Minerals has also been granted a right of first refusal to acquire Rozmin in the event that the Company opts to sell a 51% or greater interest in Rozmin.

At this moment Rozmin is still involved in several court cases to reinstate Rozmin’s concession.

Activities in Ukraine

Eastern Ukraine

After signing a Memorandum of Understanding (MOU) in mid 2008 with OJSC ZNVKIF New Technologies (ZNT) of Kiev, Ukraine, a corporative Ukrainian investment fund, EuroGas Austria became a 50 % shareholder in the newly established OOO (TOB) EuroGas Ukraine, a private Kiev based company in December 2008.

The acquisition of three additional unconventional gas concessions in January 2010 completed the acquisition program for a total of five unconventional gas (Coal Bed Methane [CBM] and shale gas) concessions for TOB EuroGas Ukraine. The five unconventional gas concessions held by EuroGas Ukraine under a Joint Activity Agreement with Nadra Luganshchiny Ltd., a wholly-owned subsidiary of NT, cover an area of 512 square kilometres. The largest concession (Marijewvskogo Poligon) encompasses 251 square kilometres. According to a report prepared for the World Bank by Montan Consulting GmbH of Germany, there are at least 533 bcf (0,5 TCF) of methane gas resources in coal seams on the Maijewvskogo license area. Preparations for drilling the concessions are underway and discussions are currently being held with a Toronto based Canadian oil & gas company to commence a drilling program in the fall of 2010 with state-of-the-art horizontal drilling and modern fracking equipment.

Western Ukraine

In September 2009 EuroGas Austria signed a Memorandum of Understanding with the Ukrainian Government to explore for unconventional gas, such as shale and CBM gas, in the Lublin Basin in Western Ukraine. EuroGas was the first foreign company to successfully drill a coalbed methane well in the Ukrainian part of the Lublin Basin in the late 1990s before former management of EuroGas opted to withdraw from Western Ukraine, a move which current management has reversed several years ago, because of the hydrocarbon potential of Western Ukraine in general, and of the Lublin Basin in particular.

In April 2010 EuroGas Polska sp.z o.o. entered into a confidentiality agreement with Total E&P Activites Petrolieres (Total), a wholly owned subsidiary of Total S.A., one of the world's largest oil companies. The agreement was entered into in connection with the evaluation and possible acquisition by Total of certain rights held by EuroGas Polska's wholly-owned West Ukrainian subsidiary OOO (TOB) Zahid EuroGas in an onshore region in Western Ukraine.

The properties under evaluation by Total are situated on the company’s former coal bed methane (CBM) concession near the Ukrainian/Polish border. This area within the Ukrainian part of the Lublin trough is offsetting recently acquired shale gas concessions by ExxonMobil, Chevron, Marathon Oil and Polish Oil & Gas (PGNiG) within the Polish part of the Lublin trough on the Polish side of the Polish/Ukrainian border.

Disclosure of Oil and Gas Operations

Reserves Reported to Other Agencies. No reserves were reported to any other federal agency or authority for the years ended December 31, 2009 or December 31, 2008.

Competition

In the business of exploration, development, and production of oil and gas resources, we compete with some of the largest corporations in the world, in addition to many smaller entities. Many of the entities we compete with have access to far greater financial and managerial resources than those available to EuroGas. As a result of the exclusive nature of certain concessions that we hold, to the extent that we are able to successfully find, develop, and produce hydrocarbon resources, we will be able to exclude any competitor from production of the resources located on the concessions, but we cannot exclude competitors from providing natural gas or other energy sources at prices or on terms that purchasers deem more beneficial.

Employees

     As of December 31, 2009, we had 22 administrative employees in our company. None of our employees is represented by a collective bargaining organization, and we consider our relationship with our employees to be satisfactory. In addition to our employees, we regularly engage technical and other consultants to provide specific geological, geophysical, and other professional services on an as-needed basis.

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

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $159,699,975 at December 31, 2009. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

     Our operations in Eastern Europe, especially in the Eastern and Western Ukraine carry with them certain risks in addition to the risks normally associated with the exploration for, and development of, natural gas and other fuels. Although recent political and socio-economic trends in these countries have been toward the development of market economies that encourage foreign investment, these countries continue to be subject to the risks of political instability, a change of government, unilateral renegotiation of concessions or contracts, nationalization, foreign exchange restrictions, and other uncertainties. The terms of the agreements governing our projects are subject to administration by the various governments and are, therefore, subject to changes in the government itself, changes in government personnel, the development of new administrative policies or practices, the adoption of new laws, and many other factors.

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

     We are dependent on the services of Wolfgang Rauball, Chairman and Chief Executive Officer of the company, who had personally guaranteed substantial investments by various creditors as well as solving the company’s bankruptcy proceedings over the last couple of years. We do not maintain key-man life insurance on any of EuroGas employees.

     Subsequent evaluation may reveal that our unproved properties are not valuable, and we may need to record an impairment of the value of those properties, which would adversely affect our financial condition.

     We capitalize costs related to unproved gas and mineral properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On December 31, 2009, we had capitalized costs related to the acquisition of mineral properties not subject to amortization in the amount of $ 2,050,000.

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

     Most of the approximately 322,220,436 shares of common stock issued and outstanding as of December 31, 2009 are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of December 31, 2009 there were 322,220,436 shares of common stock and 260 shares of preferred stock issued.

On or about March 2009 the company requested from the third Judicial District Court for the Salt Lake County, State of Utah, USA a court order to hold a special shareholders meeting. On April 10, 2009 the company received an order granting petition and ordering a special shareholders meeting by the third Judicial District Court for the Salt Lake County, State of Utah, USA. A special shareholders meeting is ordered by the court to increase the authorized capital of the company from 325,000,000 to 625,000,000 shares of common stock of the company. The company intends to follow the court ordered special shareholders meeting to be held as soon as practicable.

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

Item 3	Legal Proceedings

Judgment EuroGas Texas Corp.

EuroGas, Inc. has been notified by Texas Euro Gas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $ 113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court in February 2007.

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

The entire financing of the purchase of the Judgment by Texas EuroGas Corp. from the Bankruptcy Trustee Steve Smith, as well as all the costs involved related to the purchase of the judgment by Texas EuroGas Corporation, was entirely financed by Mr. Dietmann, who provided approx. $ 800,000 cash, and by the CEO of EuroGas Inc., Mr. Wolfgang Rauball, who provided approx. $ 1,125,000 cash.

Although Mr. Dietmann had indicated in writing to settle the judgment issue with the Company, the Trustee for Mr. Dietmann, Mr David Sacks, still has not transferred ownership of Texas EuroGas Corp. into Mr. Dietmann’s name, although agreed to in writing by Mr. Sacks in summer 2008, as Mr. Sacks was asking for further financial renumeration. Therefore the judgment could not have been settled with EuroGas Inc. yet.

In order to solve this problem Mr. Dietmann and Mr. Wolfgang Rauball have entered into an agreement with EuroGas Inc. in October 2009 and have transferred all their respective rights of ownership and their respective receivables in connection with their financing of Texas EuroGas Corporation and the purchase of the judgment from Trustee Smith, incl. accrued interest thereon, to the Company.

In addition to the financing of the purchase of the $ 113 million judgment from Trustee Smith in September 2007 by the Company’s CEO Mr. Wolfgang Rauball and Mr. Dietmann, Trustee Smith had obtained a second judgment against the company in early 2009 in a different case in the amount of appr. $ 125,000 plus accrued interest and had threatened to start again legal procedures to reopen Bankruptcy proceedings under Chapter 7 against the Company. On April 30, 2009 Mr. Dietmann has also bought this judgment from Trustee Smith and has also assigned his receivable for this second judgment to the Company.

For the transfer of the rights of ownership and the respective receivables, including accrued interest and costs since 2007, the company agreed to reimburse Mr. Dietmann $ 950,000 and Mr. Wolfgang Rauball $ 1,600,000. The loan accounts of Mr. Dietmann and Mr. Rauball were credited with these amounts in October 2009.

Mr. Wolfgang Rauball and Dr. Reinhard Rauball have paid a lump sum of $ 100,000 each in favor of the company to release both gentlemen from any claims under the Judgment to be held by the company.

The formal transfer of the ownership of EuroGas Texas Ltd. to the company has not taken place as of December 31, 2009. The final payment for Mr.Sacks’ services is shown as an accrued liability in favour of Mr. Sacks with an estimated amount of $ 300,000. Mr. Sacks had already received $ 300,000 cash in May 2008 from Mr. Dietmann for his services in 2007/ 2008.

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

Spencer Clarke and the company had agreed to settle the lawsuit for a nominal $ 100,000 and to deposit the shares in Trust. However, Spencer Clarke’s solicitor rejected the settlement and demanded a higher cash amount and insisted on the delivery of the 1 Million shares of common stock of the company.

The company has advised its solicitor to go back to court.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders of the Company during 2009.

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

As of December 31, 2009 there were 322,220,436 shares of common stock issued and outstanding, held by 343 holders of record with an estimated 31,000 beneficial owners, including shares of common stock held in street name.

     The following table sets forth the approximate range of high and low bids for the common stock during the periods indicated. These quotations reflect interdealer prices, without retail markup, markdown, commissions, or other adjustments and may not necessarily represent actual transactions in the common stock.

	Low Bid $	High Bid $

Year Ended December 31, 2008
Quarter ended March 31, 2008	0.07	0.17
Quarter ended June 30, 2008	0.09	0.85
Quarter ended September 30, 2008	0.18	0.60
Quarter ended December 31, 2008	0.11	0.29

Year Ended December 31, 2009
Quarter Ended March 31, 2009	0.09	0.25
Quarter Ended June 30, 2009	0.06	0.13
Quarter Ended September 30, 2009	0.06	0.13
Quarter Ended December 31, 2009	0.08	0.31

The reported price quotes may not be indicative of prices that could be obtained in actual transactions.

Dividends

     We have not paid dividends on our common stock, and we do not have retained earnings from which to pay dividends. We have accrued cumulative preferred dividends of $ 15,600 in 2009 and 2008, respectively. Of this amount, zero was paid in 2009 and in 2008. We must pay cumulative dividends with respect to our preferred stock before we can declare or pay any dividend on our common stock. Even if we were able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of the cumulative preferred stock currently issued and outstanding.

Recent Sales of Unregistered Securities

     During the year ended December 31, 2009, the Company issued the following securities without registration under the Securities Act of 1933, as amended.

On April 4, 2009 we issued 2 Million shares of restricted common stock to Regent Ventures LTD under the terms of an amending agreement dated November 3, 2008 in connection with the share option agreement to purchase 45 % of the shares of McCallan dated April 22, 2008. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On June 16, 2009 we issued 2 Million shares of restricted common stock to Henry and Munroe under the terms of an Assignment Agreement dated April 2, 2009 in connection with the option agreement to purchase three parcels of land located in the Tombstone Mining District in Southeast Arizona and known as “TEI Open Pit Mine”. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On June 16, 2009 we issued 14.5 Million shares of restricted common stock to Rio Plata Exploration and Mining Inc. under the terms of an option agreement dated April 2, 2009 to purchase 60 % plus 40 % of 56 Mining Claims located in the Tombstone Mining District and known as the Sandwich Property. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On June 16, 2009 we issued 250,000 shares of restricted common stock to Rio Plata Exploration and Mining Inc. under the terms of an option agreement dated April 2, 2009 to purchase 50 % of 58 BLM Claims located in Gila Salt River Basin and Meridian, Arizona. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

On June 16, 2009 we issued 250,000 shares of restricted common stock to Piejo Partners Inc. under the terms of an option agreement dated April 2, 2009 to purchase 50 % of 58 BLM Claims located in Gila Salt River Basin and Meridian, Arizona. The Company expects that the holder of these shares may seek to sell them under Rule 144 of the Securities Act after the legal holding period expires.

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

Statement of Operations Data

	Year Ended December 31,
	2009	2008	2007	2006	2005

Net Sales	$0 -	$0 -	$0 -	$0 -	$0-
Loss/Profit from	(982,000)	$(1,648,093)	$15,357,898	$(691,149)	$(875,973)
Operations

Loss/Profit per Common Share	$(0.003)	$(0.005)	$0.078	$(0.0033)	$(0.004)

Balance Sheet Data

	At December 31,
	2009	2008	2007	2006	2005

Total Assets	$21,032,088	$13,158,496	$705,104	$3,530,999	$4,202,586

Long-Term Obligations	$0	$0	$0	$0	$0
Cash Dividends per Common Share	$0	$0	$0	$0	$0

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Results of Operations—Fiscal Years 2009, 2008 and 2007

     The following table sets forth consolidated income statement data and other selected operating data for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended
	December 31,
	2009	2008	2007
Oil and Gas Sales	$-	$-	-
	-	-	-
Depreciation, depletion and amortization	3,983	284	189
General and administrative	1,392,518	1,176,883	621,975

Total Costs and Operating Expenses	$1,396,501	$1,177,167	$622,164

Other Income (Expenses)
Interest Income	80,000	1,147
Other Income	5,000	3,070	-
Interest expense	(307,583)	(78,619)
Income from Accrued Liability/Tax/settlement reduction		(128,248)	18,804,667
Gain/Loss on sale of securities available for sale	637,084	(268,276)	(2,824,734)
Total Other Income (Expense)	414,501	(470,926)	15,979,933
Net Profit/Loss	(982,000)	(1,648,093)	15,357,898
Preferred Dividends	(15,600)	(15,600)	(135,198)
Net Profit/Loss	$(997,600)	$(1,663,693)	$15,222,700
Basic and Diluted Profit/Loss Per Common Share	$(0.003)	(0.005)	0.078
Weighted Average Number of Common Shares Used in Per Share Calculation	322,220,436	303,220,436	196,212,635

Revenues The Company had no sales in 2009, 2008 and 2007.

     Operating Expenses Operating expenses include general and administrative expenses, depreciation, depletion and amortization, settlement costs, cost of mineral interests and equipment and impairment of mineral interests and equipment.

     General and administrative expenses were $ 1,396,501 for 2009, compared with $ 1,177,167 in 2008 and $ 621,975 in 2007. Depreciation, depletion and amortization expenses were $ 3,983 for 2009 compared to $ 284 for 2008 and $ 189 in 2007.

     Income Taxes Historically, we have not been required to pay income taxes, due to our absence of net profits. For future years, we anticipate being able to utilize a substantial portion of our accumulated deficit, which was approximately $160,000,000 at December 31, 2009, to offset profits, if and when achieved, resulting in a reduction in income taxes payable at such time.

     Net Profit/Loss. We incurred profit/ losses from operations of ($982,000), ($ 1,648,093) and $ 15,357,898 for the years ended December 31, 2009, 2008 and 2007, respectively. After preferred dividends, the profit/loss applicable to common shares was approximately $(0,997) million, ($1,679) million and $15,222 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We do not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     We had an accumulated deficit of $ 159,699,975 as of December 31, 2009, substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of payables. As of December 31, 2009, we had total current assets of $ 3,351,087 and total current liabilities of $ 15,254,424 resulting in negative working capital of $ 11,903,337. As of December 31, 2009, our balance sheet reflected $ 2,050,000 in mineral interests in properties not subject to amortization, net of valuation allowance. These properties are held under licenses or concessions that contain specific drilling or other exploration commitments. If we are unable to establish production or resources on these properties, obtain any necessary future licenses or extensions, or meet our financial commitments with respect to these properties, we could be forced to write off the carrying value of the applicable property.

     Throughout our existence, we have relied on cash from financing activities to provide the funds required for acquisitions and operating activities. Our financing activities provided net cash of approximately $ 6,531 million during the year ended December 31, 2009. Our operating activities used $(4,483,243) of net cash during the year ended December 31, 2009. A portion of our cash was used in acquiring mineral interests with approximately $ 2,050 million. While we had no cash on hand as of December 31, 2009, we have short-term and long-term financial commitments with respect to exploration and drilling obligations related to our interests in mineral properties and potential litigation liabilities. Many of our projects are long-term and will require the expenditure of substantial amounts over a number of years before the establishment, if ever, of production and ongoing revenues. As noted above, we have relied principally on cash provided from equity and debt transactions to meet our cash requirements. We do not have sufficient cash to meet our short-term or long-term needs and we will require additional cash, either from financing transactions or operating activities, to meet our immediate and long-term obligations. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to us on reasonable terms. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company.

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

The company’s auditors Hansen Barnett & Maxwell, PC, which had signed an engagement letter to act again as auditors for the company in December 2007, have informed the company on January 25, 2010 that for the time being they have to cease as auditors for the company as the PCAOB (Public Company Accounting Oversight Board) has asked audit firms to cease acting for companies that are issuers preparing their own financial statements without audit and where the auditors are not providing services. Accordingly Hansen Barnett & Maxwell has asked the company’s approval to write a letter to the SEC stating the auditor-client relationship has ceased. Hansen Barnett & Maxwell went on stating to audit the company’s financial statements again and being most happy to be engaged as auditors again. The company intends to mandate Hansen Barnett as auditors again once the negotiations with David Sacks, the solicitor for EuroGas Texas Corp., are finalized (see Item 3).

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain Information Regarding Executive Officers, Directors and Control Persons

     The following table contains information about each individual who was a director or executive officer of EuroGas as of December 31, 2009 together with all positions and offices of the Company held by each and the terms of office and the period during which each has served.

Name	Age	Positions with the	Term of Office
		Company

Wolfgang Rauball	64	Director, Chief Executive Officer	November 2000 - Present

Roger Agyagos	38	Director	October 2007 - Present

Hank Blankenstein	68	Director, Chief Financial Officer	May 2002 - October 2009

Ed Müller	72	Director	April 2008- April 2009

Harald Schmidt	68	Director, Executive Vice President Interim Financial Officer	October 2009 - Present

Biographical Information

     The following paragraphs set forth brief biographical information for each of the aforementioned directors and executive officer:

     Wolfgang Rauball. Mr. Rauball was appointed director of the Company in November 2000 and President/Chairman in July 2001. He is also Managing Director of EuroGas GmbH Austria and of Mc Callan OIL & GAS (UK) Limited, UK. Mr. Rauball has worked for the Company in various functions since 1994. Mr. Rauball attended Darmstadt University of Technology in Germany from 1967 through 1971. During the period 1976-1994, his geological consulting activities were primarily for companies conducting exploration for gold and base metal ore bodies in Canada, the United States and South America. Wolfgang Rauball arranges financing for business enterprises, primarily public companies engaged in the resource industry.

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

     Harald Schmidt. Mr. Schmidt was appointed a director and executive vice-president. Mr. Schmidt will direct the company's operations in North America, and will also assist in managing the company's operations in Europe. Mr. Schmidt is based in North America and Germany. Since 1987, Mr. Schmidt has been a management consultant, serving well known industrial clients. In addition, he has been a lecturer for corporate audit systems at the Austrian Academy for Business Executives and at the Bavarian College in Munich. Mr. Schmidt is an industrial engineer and holds a Master of Arts (MA in economics and informatics) and Master of Science (MSc in mechanical engineering) degree of the Darmstadt University of Technology, Germany.

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

Audit Committee and Code of Ethics Disclosure

     The Company's Board of Directors has not yet appointed an audit committee. The Company expects to form an audit committee in 2010.

     Effective April 27, 2009, the company's board of directors adopted a Code of Ethics.

Item 11.	Executive Compensation

     The following table sets forth information relating to the compensation of all persons who served as the Chief Executive Officer of EuroGas during the year ended December 31, 2009, and other persons serving as executive officers of EuroGas as of December 31, 2009, (collectively, the “Named Officers”).

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
Name and		Salary	Bonus	Other Annual	Restricted	Securities	LTIP	All Other
				Compensation	Stock	Underlying	Payouts	Compensation
					Awards	Options
SARs(#)
Principal	Year	($)	($)	($)	($)			($)
Position
Wolfgang Rauball President, CEO (1)	2009 2008 2007 2006	300,000 300,000 300,000 300,000
Harald Schmidt Executive Vice President (2)	2009	72,000
Hank Blankenstein Chief Financial Officer (3)	2009 2008 2007 2006	135,000 180,000 180,000 180,000
Roger Agyagos Director (4)	2008 2009	24,000 24,000

(1)	Mr. Rauball was appointed as President and CEO on July 6, 2001. He also serves as Managing Director of EuroGas GmbH Austria and of Mc Callan OIL & GAS (UK) Limited.

Mr. Rauballs accrued salaries from 2003 – 2009 amounted to $ 2,100,000 at Dec. 31, 2009. Mr. Rauball has waived receipt of cash and has asked the company to apply his receivables against Mr. Rauballs outstanding warrants to purchase common restricted shares of the company in March 2010.

(2)

Mr. Schmidt became a director, Executive Vice President and Interim CFO of the Company in October 2009. Mr. Schmidt converted the outstanding 2009 salary with a total amount of $ 42,000 into restricted common shares of the company.

(3)

Mr. Blankenstein became an officer and Director of the Company in May 2002 and resigned in October 2009. Due to the financial situation of the company Mr. Blankensteins salaries from 2003 till 2007 have not been paid. Mr. Blankenstein, however, received partial cash payment on his outstanding salary in 2008 and 2009 for a total amount of $ 287,312. There is still an amount of approx. $ 927,688 outstanding and Mr. Blankenstein had agreed to convert the outstanding payment into restricted common shares of the company.

(4)	Mr. Agyagos became a director of the company in October 2007.

Option Grants in Last Fiscal Year

     On April 27, 2009 the company adopted a new stock option plan, having effect from January 19, 2006 and replacing the company's 1996 stock option and award plan. The new plan reserves a maximum of 19,635,549 common shares of the Company for issuance to Participants (as defined in the Plan) upon the exercise of stock options granted under the Plan. No options under this Plan have been issued yet. See Item 12 for additional information about options and warrants granted in 2009.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     As of December 31, 2009 the Compensation Committee consisted of the Board of Directors. The Board of Directors as of December 31, 2009, included:

Wolfgang Rauball, Harald Schmidt, Roger Agyagos

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

     As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2009 fiscal year.

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

     From time to time, we also compensate our executive officers in the form of bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, any bonuses granted by the Board in the near term will be based upon its subjective evaluation of each individual’s contribution to EuroGas. In some cases, however, bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended December 31, 2008 and 2009, the Board did not pay bonuses to any executive officers. The Board’s action was based on its conclusion that, despite the superior personal performance of the executive officers, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve capital for future growth and development.

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

Performance Graph

     The following graph shows a comparison of cumulative shareholder return for our common stock for the period beginning December 31, 2004 and ending December 31, 2009, as well as the cumulative total return for the NASDAQ Industrial Index.

     The performance graph assumes that $100 was invested at the market close on December 31, 2004 and that dividends, if any, were reinvested for all companies, including those on the NASDAQ Industrial Index.

Total Return Analysis

		12.31.2004	12.30.2005	12.31.2006	12.31.2007	12.31.2008	12.31.2009
EuroGas Inc.		$ 100.00	$ 76.25	$ 75.00	$ 300.00	$ 500.00	$ 427.50
	Stock Price	$ 0.040	$ 0.0305	$ 0.030	$ 0.120	$ 0.200	$ 0.171
NASDAQ Industrial Index		$ 100.00	$ 100.12	$ 112.53	$ 117.28	$ 64.12	$ 94.08
	Value	1,857.73	1,859.87	2,090.34	2,178.64	1,191.06	1,747.52

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The following beneficial ownership table sets forth information regarding beneficial ownership of our common stock as of December 31.2009 by:

  each person or entity that is known by us to own beneficially 5% or more of the outstanding shares of our common stock;
  each of our directors;
  each of the Named Executive Officers; and
  all of our executive officers and directors as a group.

     Under relevant provisions of the Exchange Act, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of December 31, 2009, plus those shares of our common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder. Unless otherwise indicated, the address of these individuals is the same as the Company’s principal executive offices.

The table is based upon information provided by our directors and executive officers.

	Amount and Nature of Beneficial
	Ownership as of December 31, 2009 (1)

Name and Address of	Common	Exercisable	Total
Beneficial Owner	Shares (1)	Options &	Ownership	Percent(3)
		Warrants(2)	in
Wolfgang Rauball (4) CEO, Chairman & Director	16,939,671	103,821,000	120,760,671	27%

Roger Agyagos Director	Nil	2,000,000	2,000,000	*

Harald Schmidt, Director	Nil	2,000,000	2,000,000	*

All officers and directors as a group (3 persons)	16,939,671	107,821,000	124,760,671	27%

* Less than one percent.

(1)

Unless otherwise indicated, to our best knowledge, all stock is owned beneficially by the listed shareholder, and each shareholder has sole voting and investment power with respect to our common stock beneficially owned by such person.

(2)	Represents options or warrants exercisable within 60 days as of December 31, 2009, held by the individual or entity

2000 Warrants

On or about January 12, 2000, the company issued a convertible debenture to Wolfgang Rauball in the principal amount of $ 2,000,000. On March 30, 2000, the convertible debenture was converted into common shares of the company and the company issued a warrant with anti- dilution provisions for the purchase of common shares of the company. The period of time within which these warrants may be exercised at a price of $ 0.05 per common share has been extended several times until March 31, 2010.

2002 Warrants

On June 10, 2002, the registrant issued a warrant with anti-dilution provisions to Wolfgang Rauball for the purchase of up to 10,000,000 common shares of the registrant. The period of time within which this warrant may be exercised has been extended until June 10, 2010, and the exercise price was reduced to $0.05 per share. The number of shares from both warrant agreements was calculated upon exercise on the basis of the anti-dilution clause in the specific agreements to 58,821,000 shares of common stock of the company.

On March 11, 2010 Wolfgang Rauball gave notice to the company to exercise both warrants to purchase 58,821,000 shares at the exercise price of $ 0.05 per common share.

2009 Options and Warrants

The following Options and warrants were also granted:

On October 7, 2009 the company granted incentive stock options to Roger Agyagos to purchase up to an aggregate of 2,000,000 restricted common shares of the company at a price of $ 0.05 per share exercisable until October 31, 2012.

On October 7, 2009 the company granted incentive stock options to Harald Schmidt to purchase up to an aggregate of 2,000,000 restricted common shares of the company at a price of $ 0.05 per share exercisable until October 31, 2012.

On October 12, 2009 the company granted incentive stock options to Wolfgang Rauball for providing personal guarantees and collateral ( including the pledge of 10 Million shares of the company owned by Mr. Rauball personally)to secure the Storm/Forstgarten loan agreement of October 2009, to purchase up to an aggregate of 10,000,000 common shares of the company at a price of $ 0.10 per share exercisable until October 13, 2011 with warrants attached to purchase additional 10,000,000 restricted common shares of the company at a price of $ 0.15 per share. The closing price for EuroGas common shares on October 12, 2009 was $ 0.09 per share.

On October 12, 2009 the company granted additional incentive stock options to Wolfgang Rauball for having provided substantial personal funds and personal guarantees preventing further bankruptcy proceedings by the Bankruptcy Trustee Steve Smith during 2007, after the company was cleared from bankruptcy proceedings under chapter 7 by order of the Utah bankruptcy Court in February 2007. Wolfgang Rauball’s personal guarantees and substantial personal funds enabled a friendly Party to buy the Judgment against the company in the amount of appr. $ 113 Million from the Bankruptcy Trustee Steve Smith. The company has therefore granted stock options at prevailing market prices to Wolfgang Rauball to purchase up to an aggregate of 25,000,000 restricted common shares of the company at a price of $ 0.10 per share exercisable until October 13, 2011. There are no warrants attached to these options. The closing price for EuroGas common shares on October 12, 2009 was $ 0.09 per share.

(3)

The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to options exercisable by this shareholder within 60 days and (b) which is the number of shares of our common stock calculated under the assumption of the completed increase of the authorized capital to 650,000,000 shares of common stock of the company.

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

In 2009 Wolfgang Rauball provided business expenses on behalf of the company with a total amount of $ 350,614.

On October 10, 2009 Wolfgang Rauball transferred his financing rights against EuroGas Texas Corp. to the company in the amount of $ 1.6 Million cash ( see Item 6 Judgment).

On October 10, 2009 Mr. Wolfgang Rauball and Dr. Reinhard Rauball agreed to pay a lump sum of $ 100,000 each in favour of the company to release both gentlemen from any claims under the Judgment to be held by the company. The total amount of $ 200,000 (including $ 100,000 on behalf of Dr.Reinhard Rauball) was debited to Mr. Wolfgang Rauball’s loan account.

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

A.	Consolidated Balance Sheets at December 31, 2009 and 2008

B.	Consolidated Statements of Income for the years ended December 31, 2009 and 2008

C.	Consolidated Statements of Cash Flows for the year ended December 31, 2009

D.	Notes to Consolidated Financial Statements

2.	Exhibits.

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33-1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

Exhibit
Number	Title of Document	Location

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.2	Agreement between Polish Oil Gas Mining Joint Stock Company and EuroGas,Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4

Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. Z.o.o., Pol-Tex Methane Sp. Z.o.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333-92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

Exhibit
Number	Title of Document	Location

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007 *

10.47	EuroGas, Inc. address change December 31, 2007	Form 8-K filed on December 31,2007 *

Exhibit
Number	Title of Document	Location

10.48	Amended and Restated Bylaws dated April 27,2009	Form 8- K filed on June 10,2009 Exhibit No. 3.1

10.49	Share Option agreement dated April 22, 2008,between the Registrant and Regent ventures Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.1

10.50	Amending agreement dated November 3, 2008 between the registrant and Regent Ventures Ltd,	Form 8- K filed on June 10,2009 Exhibit No. 10.2

10.51	April 2,2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 60 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.3

10.52	April 2, 2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 40 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.4

10.53	April 2, 2009 Assignment Agreement between the registrant and Henry & Munroe, LLC.	Form 8- K filed on June 10,2009 Exhibit No. 10.5

10.54	April 2, 2009 Option Agreement between the registrant, Rio Plata Exploration & Mining Inc. and Piejo Partners, Inc.	Form 8- K filed on June 10,2009 Exhibit No. 10.6

10.55	August 1, 2008 Consulting Agreement between the registrant and Goette Financial Consulting Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.7

10.56	Warrant dated June 10, 2004 in favour of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.8

10.57	Warrant dated March 39, 2009 in favour of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.9

10.58	Warrant dated March 30, 2009 in favour of Herbert Zimmer	Form 8- K filed on June 10,2009 Exhibit No. 10.10

10.59	2006 Stock Option Plan	Form 8- K filed on June 10,2009 Exhibit No.10.11

10.60	Code of ethics and Business conduct dated April 27, 2009	Form 8- K filed on June 10,2009 Exhibit No. 14.1

10.61	News release dated April 23, 2009	Form 8- K filed on June 10,2009 Exhibit No. 99.1

21.1	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

     Incorporated by reference

b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2009, we did not file any reports on Form 8K.

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

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	December	December
	31,	31,
	2009	2008

ASSETS
Current Assets
Cash	$2520	$1,010

Investment in securities available for sale	-	217,880

Other Receivables	3,348,567	885,622
TOTAL Current Assets	3,351,087	1,104,512

Mineral properties not subject to amortization	2,050,000
		-
Furniture and office equipment	3,983	4,267
Total Property and Equipment	2,053,983	4,267
Accumulated depletion, depreciation and amortization	(3,983)	(284)
Net Property and Equipment	2,050,000	3,983

Investment, at cost	15,631,001	12,050,001
Total Assets	$21,032,088	$13,158,496

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$9,550,007	$7,210,548
Notes payable to related parties	2,721,566	882,684
Shareholders Loan	2,982,851	-
Total Current Liablities	15,254,424	8,093,232

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized; 260 shares outstanding; liquidation preference:$ 260,000	350,479	350,479
Common stock, $0.001 par value; 325,000,000 shares authorized; 322,220,436 303,220,436 shares issued, respectively	322,220	303,220
Additional paid-in capital	164,806,302	163,115,302
Accumulated deficit	(159,699,975)	(158,702,375)
Treasury stock, at cost; 5,028 shares	(1,362)	(1,362)
Total Stockholders' Capital/Deficiency	5,777,664	5,065,264
Total Liabilities and Stockholders' Capital/Deficiency	$21,032,088	$13,158,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Years Ended
	December 31,
	2009	2008	2007
Oil and Gas Sales	$-	$-	-
	-	-	-
Depreciation, depletion and amortization	3,983	284	189
General and administrative	1,392,518	1,176,883	621,975

Total Costs and Operating Expenses	$1,396,501	$1,177,167	622,164

Other Income (Expenses)
Interest Income	80,000	1,147
Other Income	5,000	3,070
Interest expense	(307,583)	(78,619)
Income from Accrued Liability/Tax/settlement reduction		(128,248)	18,804,667
Gain/Loss on sale of securities available for sale	637,084	(268,276)	(2,824,734)
Total Other Income (Expense)	414,501	(470,926)	15,979,933
Net Profit/Loss	(982,000)	(1,648,093)	15,357,898
Preferred Dividends	(15,600)	(15,600)	(135,198)
Net Profit/Loss	$(997,600)	$(1,663,693)	$15,222,700
Basic and Diluted Profit/Loss Per Common Share	$(0.003)	$(0.005)	$0.078
Weighted Average Number of Common Shares Used in Per Share Calculation	322,220,436	303,220,436	196,212,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

For the Year
Ended
December 31, 2009

Cash Flows From Operating Activities

Net Profit /(Loss)	$(982,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	3,983
Gain on sale of property and equipment	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities
Changes in operating assets and liabilities:
Other receivables / investment	(5,829,085)
Accrued liabilities	2,323,859

Net Cash Used in Operating Activities	(4,483,243)

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment	(2,050,000)
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale
Net Cash Provided by (Used in) Investing Activities	(2,050,000)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,710,000
Shareholders Loan	2,982,851
Proceeds of issuance of notes payable to related parties	1,838,882
Acquisition of treasury stock	-
Net Cash Provided by (Used in) Financing Activities	6,531,733

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	1510

Cash at Beginning of Period	1010

Cash at End of Period	$2520

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

Business Condition - EuroGas has accumulated a deficit of ($ 159,699,975) through December 31, 2009. At December 31, 2009, the Company had a working capital of $ (11,903,337) and a capital of $ 5,777,664. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had approx. 200,000,000 shares outstanding without any assets, while until December 31, 2009 the Company was able to accumulate new assets by issuing approx. 120,000,000 new shares bringing the total number of outstanding shares to 322,220,436.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of EuroGas, Inc.. The investment for the interest in McCallan was accounted at cost based upon the ownership percentage that was held by EuroGas during that period.

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

NOTE 2 - INVESTMENT IN SECURITIES AVAILABLE FOR SALE

The Company's primary investment in securities consists of 419,100 shares of Enterra Energy Ltd. The Enterra shares were held as collateral by Oxbridge Limited under a claim. On March 12, 2008 the Company and Oxbridge have entered into a settlement agreement and under the terms and conditions of the settlement agreement Oxbridge has agreed to release the Enterra Shares which were held as collateral by Oxbridge under a claim against the Company. For further details of the settlement with Oxbridge see the Company’s 2008 Q1. At June 30, 2003, the Company changed its expectation of realizing proceeds from sale of the Enterra shares to more than one year and reclassified the investment in the Enterra shares as a long-term asset. The Company's investments in equity securities, including the Enterra shares, are accounted for as available for sale, as defined by SFAS No. 115, as they have readily determinable fair values and are not restricted other than in connection with being pledged as collateral. Accordingly, the investments in securities available for sale were carried at market value with unrealized gains and losses included in accumulated other comprehensive income (loss). On December 31, 2009 the Company sold the 419,100 Enterra shares for $ 2.16 per share, which was the highest stock price for Enterra shares in 2009. This transaction realized a profit of $ 637,084 for the company.

Note 3 Other Receivables

Other Receivables reflect a short term loan by EuroGas,Inc. to Mc Callan for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance of US $ 2,915,707 as at December 31, 2009 including $ 80,000 interest.

Other Receivables reflect a short term loan by EuroGas,Inc. to Rozmin s.r.o. for working capital with a balance of $ 432,860 at December 31, 2009.

Note 4 Property and Equipment

Rio Plata “Sandwich” Properties

On January 10, 2008, the company entered into a letter of intent with Rio Plata Exploration and Mining Inc. pursuant to which the company was granted an option to acquire a 60% interest in and to 56 mining claims, covering approximately 2,000 acres (809 ha.) and known as the Tombstone “Sandwich” Property, a gold and silver base metals property, located in the Tombstone Mining District of Arizona. On April 2, 2009, a formal option agreement having retroactive effect to January, 2008, was subsequently entered into between Rio Plata and the company covering this acquisition. Under the terms of this agreement, the company earned the 60% interest by the payment of $250,000 and the issuance of 12,000,000 restricted common shares.

On April 2, 2009, the registrant entered into another option agreement with Rio Plata to acquire the remaining 40% interest in the Tombstone “Sandwich” claims, plus a $3,000 reclamation bond, in exchange for the payment of $5,500 and the issuance of 8,000,000 restricted common shares.

Although 5,500,000 shares of common stock are not allotted yet, both parties agreed, that the company owns all right, title and a 100% interest in the Tombstone “Sandwich” claims, which have been recorded at the US Government BLM( Bureau of Land Management) in the company’s name. The claims were recorded at cost with a total amount of $ 2,050,000.

Note 5 Investment at cost

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

TEI Open Pit Mine

Effective April 2, 2009, the company entered into an assignment agreement with Henry & Munroe, LLC, pursuant to which Henry & Munroe assigned to the company all rights and obligations in and to an option to purchase real estate agreement dated March 3, 2009 between Henry & Munroe (as Optionee) and Dale Turner, Tombstone Development Co. and Tombstone Hills LLC (as Optionors). This agreement covers approximately 485 acres (196 ha.) in three parcels of land, and is known as the TEI Open Pit Mine located in the Tombstone Mining District of southeast Arizona.

The consideration paid to Henry & Munro consisted of $10,000 and the issuance of 2,000,000 restricted common shares of the company.

In the event the company wishes to exercise the option to acquire the TEI Open Pit Mine, it must pay the Optionors $600,000 for Parcel A of the lands (approximately 200 acres), $400,000 for Parcel B of the lands (approximately 150 acres), and $ 540,000 for Parcel C of the lands (approximately 135 acres).

The interest in the TEI Open Pit Mine was recorded with $ 230,000 as investment at cost.

McCallan

McCallan is a private UK Company previously owned by Regent Ventures Ltd. Canada as to 45 % and by Mr. Hans D. Dietmann as to 55%.McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and Vienna, Austria based EuroGas GmbH (“EuroGas Austria”).

Regent Ventures Ltd.

On May 1, 2008 the company signed a Share Option Agreement with Regent Ventures Ltd. (Regent), a Canadian public company, to acquire Regent's 45% interest in McCallan.

Under the terms and conditions of the agreement, Regent has granted EuroGas the Option to purchase Regent's entire interest in McCallan in exchange for the issuance of 10 million common shares of EuroGas and a cash-payment of CDN $ 3 million payable in three stages.

The company has issued the 10 Million restricted common shares of Euro Gas during 2008.

The date of the final cash-payment of 3 Million Can $ was postponed by 2 amendment agreements until March 31, 2010. For the first amendment the company issued a signing bonus of 2 Million shares of restricted common stock of EuroGas in 2009 and for the second amendment 1 Million shares of non-restricted common stock of EuroGas have to be issued.

During April 2010, the Company entered into a further amending agreement with Regent, where Regent has extended the due date of the $ 3,000,000 cash payments to June 30, 2010. In consideration for the extension, the company agreed to issue an additional 1,000,000 shares to Regent, free of restriction from trading. In addition Regent exercised the option to elect to receive up to $1,500,000 of the cash payment due on closing in shares in the capital of the company at the lower of the then market price or $0.25 per share. Regent still may elect to convert also on the balance of the cash payment at the then market price of the shares.

Hans D. Dietmann

On May 28, 2008 the company entered into an agreement to acquire a 30% interest in McCallan from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann.

The company purchased Mr. Dietmann's 30% interest by issuing 20,000,000 restricted EuroGas, Inc. common shares, 1 Million preferred shares of the company and by cash payments totalling 750,000 US $.

Any stock issued to Mr. Dietmann was subject to a three year lock-up agreement which prohibited the sale or transfer of these shares without EuroGas' consent. The lock-up agreement was cancelled in 2009 in combination with Mr. Dietmann providing working capital to the company in the amount of approx. $ 1,600,000.

On April 1, 2010 the company and Mr. Dietman entered into a final agreement enabling the company to purchase the remaining 25 % interest in Mc Callan for issuing 15 Million restricted common shares of the company as per the terms & conditions of the May 28, 2008 agreement. Mr. Dietmann relinquished the rights to the 1 Million preferred shares of the company.

The interest in Mc Callan was recorded at cost with an amount of $ 15,001,000 as at December 31, 2009.

Rozmin s.r.o.

On April 17, 2001, EuroGas entered into an agreement to purchase 57% interest in Rozmin s.r.o. from Belmont Resources, Inc. ("Belmont"), in exchange for EuroGas issuing 12,000,000 common shares, paying Belmont $ 100,000 in advance royalties, and modifying the exercise price of existing stock options.

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

The purchase price of the 57 % interest in Rozmin is recorded with $1.

NOTE 6 – Accrued Liabilities

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

The entire financing of the purchase of the Judgment by Texas EuroGas Corp. from the Bankruptcy Trustee Steve Smith, as well as all the costs involved related to the purchase of the judgment by Texas EuroGas Corporation, was entirely financed by Mr. Dietmann, who provided approx. $ 800,000 cash, and by the CEO of EuroGas Inc., Mr. Wolfgang Rauball, who provided approx. $ 1,125,000 cash.

Although Mr. Dietmann had indicated in writing to settle the Judgment issue with the Company, the Trustee for Mr. Dietmann, Mr David Sacks, still has not transferred ownership of Texas EuroGas Corp. into Mr. Dietmann’s name, although agreed to in writing by Mr. Sacks in summer 2008, as Mr. Sacks was asking for further financial renumeration. Therefore the Judgment could not have been settled with EuroGas Inc. yet.

In order to solve this problem Mr. Dietmann and Mr. Wolfgang Rauball have entered into an agreement with EuroGas Inc. in October 2009 and have transferred all their respective rights of ownership and their respective receivables in connection with their financing of Texas EuroGas Corporation and the purchase of the Judgment from Trustee Smith, incl. accrued interest thereon, to the Company.

In addition to the financing of the purchase of the $ 113 million Judgment from Trustee Smith in September 2007 by the Company’s CEO Mr. Wolfgang Rauball and Mr. Dietmann, Trustee Smith had obtained a second Judgment against the company in early 2009 in a different case in the amount of approx. $ 125,000 plus accrued interest and had threatened to start again legal procedures to reopen bankruptcy proceedings under Chapter 7 against the Company. On April 30, 2009 Mr. Dietmann has also bought this Judgment from Trustee Smith and has also assigned his receivable for this second judgment to the Company.

For the transfer of the rights of ownership and the respective receivables, including accrued interest and costs since 2007, the company agreed to reimburse Mr. Dietmann $ 950,000 and Mr. Wolfgang Rauball $ 1,600,000. The loan accounts of Mr. Dietmann and Mr. Rauball were credited with these amounts in October 2009.

Mr. Wolfgang Rauball and Dr. Reinhard Rauball have paid a lump sum of $ 100,000 each in favor of the company to release both gentlemen from any claims under the Judgment to be held by the company.

The formal transfer of the ownership of EuroGas Texas Ltd. to the company has not taken place as of December 31, 2009. The final payment for Mr.Sacks’services is shown as an accrued liability in favour of Mr. Sacks with an estimated amount of $ 300,000. Mr. Sacks had already received $ 300,000 cash in May 2008 from Mr. Dietmann for his services in 2007/ 2008.

Salaries

The agreed salaries for the directors of the company have not been paid for several years due to the bankruptcy proceedings and the general financial situation of the company and the financial commitments by the company to acquire and support its various assets after the release from chapter 7 bankruptcy proceedings in 2007. At December 31, 2009 a total amount of $ 3,069,688 is recorded as accrued liability for outstanding salaries of Mr. Hank Blankenstein, Mr. Harald Schmidt and Mr. Wolfgang Rauball. On March 10, 2010 an amount of $ 2,100,000 outstanding salaries was applied against the stock purchase with the exercise of warrants owned by Wolfgang Rauball. The full amount of $ 42,000 of outstanding salaries of Harald Schmidt was converted into restricted common shares of the company.

Rozmin

The company recorded an accrued liability of $ 1,500,000 at December 31, 2009 under the purchase agreement dated April 17, 2001 to purchase 57 % of Rozmin s.r.o. from Belmont Resources Ltd.

Rio Plata

5,500,000 common shares of the company are not allotted to Rio Plata at December 31, 2009 and were recorded as an accrued liability with an amount of $ 495,000.

Regent Ventures Ltd.

The signing bonus of 1,000,000 common shares of the company to extend the final deadline under the option agreement to purchase the 45 % interest in Mc Callan is not allotted yet in favor of Regent Ventures as at December 31, 2009 and is recorded as an accrued liability with an amount of $ 171,000 as well as the outstanding final payment of $ 3,000,000.

NOTE 7 — Shareholders Loan

Mr. Hans D. Dietmann, a non-affiliated shareholder of EuroGas, has provided miscellaneous business expenses on behalf of EuroGas. The resulting payable is presented in the accompanying financial statements as part of the Shareholders Loan of $ 1,753,500. The loan has to be repaid by June 30, 2010. On October 7, 2009 the shareholder gave notice to EuroGas Inc. to convert the entire loan due to the loan agreement into common stock of EuroGas at the average price traded on the US Pink Sheet for 90 Days prior to the conversion request.

On October 13, 2009 the Company entered into a loan and option agreement with Mr. and Mrs. Walter Storm and Forstgarten International Holding GmbH (“the investors”). The investors, under the loan and option agreement, have forwarded EUR 680,000 (corresponding to approximately USD 1,010,000) to EuroGas. The loan is repayable on October 1, 2010 and will carry an interest rate of 8%. These funds were used for EuroGas Polskas JOA liabilities under the 2009 seismic program. The investors also demanded a signing bonus in the form of 2 Million free tradable common shares of the company under the October 13, 2009 agreement. These shares were provided by non-affiliated shareholders and the company has to reimburse those shareholders in 2010.

The investors have also been granted an option and a right of first refusal to earn a 60% working interest in future EuroGas projects. Furthermore, the investors intend to enter into a Master Financing Agreement, under which the investors are to inject further funds into EuroGas or its operations through a separate $ 7,000,000 convertible debenture. The investors would be able to convert their debenture into restricted EuroGas common stock at prices ranging from USD 0.25 to USD 0.50 per share over the next 3 years (USD 0.25 per share in the first year; USD 0.35 in the second year; and USD 0.50 in the third year).

On January 4, 2010 the company and Forstgarten agreed to terminate Forstgarten’s participation in the October 13, 2009 loan and option agreement and to repay Forstgarten’s portion of the $ 1,010,000 loan plus accrued interest under the terms and conditions of the convertible debenture.

Subsequently Mr. and Mrs. Walter Storm have informed the company that they are prepared to take over Forstgarten’s 50 % participation in the October 13, 2009 loan and option agreement and have provided the company already with a substantial down payment under the $ 7 Million convertible debenture.

NOTE 8 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:	December	December
	31,	31,
	2009	2008
Loans from a key employee
	$882,684	$1,018,752
Interest at 10%, unsecured.	88,268	62,354
Additional Loan for business expenses in 2009	350,614	(214,681)
Transfer of Receivables against EuroGas Texas Corp. December 2009 (see Item 3)	1,600,000
Debit for release of Wolfgang Rauball and Dr. Reinhard Rauball (see Item 3)	(200,000)
Total Notes Payable to Related Parties	2,721,566	882,684

On March 10, 2010 an amount of approx. $ 1,800,000 was applied against the stock purchase with the exercise of the warrants owned by Wolfgang Rauball ( see Item 12).

NOTE 9— PREFERRED AND COMMON STOCK

There are 260 shares of 1997 Series Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non- voting and accrues dividends at $ 60.00 per share, or 6 % annually. The 1997 Series preferred stock has a liquidation preference of $ 1,000.00 per share, plus unpaid dividends before liquidation payments applicable to common shares. The 1997 Series preferred stock, along with unpaid dividends thereon, is convertible in common shares at the rate of $ 1,000.00 divided by the lesser of 125 % of the average closing bid price for five trading days prior to issuance or 82% of the closing bid price for five trading days prior to conversion. Annual dividend requirements of the 1995 Series preferred stock are $ 15,600. The following is a summary of the preferred stock outstanding at December 31, 2009:

		Liquidation Preference		Annual Dividend
				Requirement
	Shares
	Outstanding	Per Share	Total	Per Share	Total
Designation
1997 Series	260	$1,000.00	260,000	$60.00	$15,600
Total	260		$260,000		$15,600

Aggregate accrued dividends on preferred stock were $ 187,200 and $171,600 at December 31, 2009 and at December 31, 2008, respectively.