Form 10-Q
period 2010-03-31
EUROGAS INC
filed 2010-06-30
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of June 25, 2010, the registrant had 322,708,719 shares of common stock outstanding.

EUROGAS, INC.

PART I - FINANCIAL INFORMATION

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	March 31, 2010	Dec. 31, 2009
ASSETS
Current Assets
Cash	$9,498	$2,520

Other Receivables	$3,702,896	$3,348,567
TOTAL Current Assets	$3,712,394	$3,351,087

Mineral properties not subject to amortization	$2,050,000	$2,050,000

Furniture and office equipment		$3,983
Total Property and Equipment	$2,050,000	$2,053,983
Accumulated depletion, depreciation and amortization		$(3,983)
Net Property and Equipment	$2,050,000	$2,050,000

Investment, at cost	$15,641,001	$15,631,001
Total Assets	$21,403,395	$21,032,088

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$8,282,739	$9,550,007
Notes payable to related parties	$4,655,925	$2,721,566
Shareholders Loan	$3,050,731	$2,982,851
Total Current Liablities	$15,989,395	$15,254,424

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 3,661,968 shares authorized; 260 shares outstanding; liquidation preference:$260,000	$350,479	$350,479
Common stock, $0.001 par value; 325,000,000 shares authorized; 322,220,436 303,220,436 shares issued, respectively	$322,220	$322,220
Additional paid-in capital	$164,806,302	$164,806,302
Accumulated deficit	$(160,063,639)	$(159,699,975)
Treasury stock, at cost; 5,028 shares	$(1,362)	$(1,362)
Total Stockholders' Capital/Deficiency	$5,414,000	$5,777,664
Total Liabilities and Stockholders' Capital/Deficiency	$21,403,395	$21,032,088

EUROGAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Oil and Gas Sales	-	-
	-	-
Depreciation, depletion and amortization		$71
General and administrative	$215,184	$254,892

Total Costs and Operating Expenses	$215,184	$254,963

Other Income (Expenses)
Interest Income	$35,600
Other Income
Interest expense	$(180,180)	$(22,067)
Income from Accrued Liability/Tax/settlement reduction
Gain/Loss on sale of securities available for sale		$41,123
Total Other Income (Expense)	$(144,580)	$19,056
Net Profit/Loss	$(359,764)	$(235,907)
Preferred Dividends	$(3,900)	$(3,900)
Net Profit/Loss	$(363,664)	$(239,807)
Basic and Diluted Profit/Loss Per Common Share	$(0.001)	$(0.0008)
Weighted Average Number of Common Shares Used in Per Share Calculation	322,220,436	303,220,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas, Inc. management)

Three Months Ended
March 31, 2010
Cash Flows From Operating Activities

Net Profit /(Loss)	$(363,664)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation
Gain on sale of property and equipment	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities
Changes in operating assets and liabilities:
Other receivables / investment	$(364,329)
Accrued liabilities	$734,971

Net Cash Used in Operating Activities	$6,978

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale
Net Cash Provided by (Used in) Investing Activities

Cash Flows From Financing Activities
Proceeds from issuance of common stock
Shareholders Loan
Proceeds of issuance of notes payable to related parties
Acquisition of treasury stock
Net Cash Provided by (Used in) Financing Activities

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	$6,978

Cash at Beginning of Period	$2,520

Cash at End of Period	$9,498

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

Business Condition - EuroGas has accumulated a deficit of ($160,063,639) through March 31, 2010. At March 31, 2010, the Company had a working capital of $(12,277,001) and a capital of $5,414,000. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had approx. 200,000,000 shares outstanding without any assets, while until March 31, 2010 the Company was able to accumulate new assets by issuing approx. 120,000,000 new shares bringing the total number of outstanding shares to 322,708,719.

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

Note 2 Other Receivables

Other Receivables reflect a short term loan by EuroGas, Inc. to McCallan for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance of US $3,249,986 at March 31, 2010 including $35,600 interest.

Other Receivables reflect a short term loan by EuroGas, Inc. to Rozmin s.r.o. for working capital with a balance of $432,860 at March 31, 2010.

Note 3 Property and Equipment

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

Although 5,500,000 shares of common stock are not allotted yet, both parties agreed, that the company owns all right, title and a 100% interest in the Tombstone “Sandwich” claims, which have been recorded at the US Government BLM (Bureau of Land Management) in the company’s name. The claims were recorded at cost with a total amount of $2,050,000.

Note 4 Investment at cost

Tombstone Exploration Corporation

On June 30, 2008 the company signed a subscription agreement in a private placement transaction with Tombstone Exploration Corporation for the sale of 2,000,000 shares of common stock for $0.20 per share with a total amount of $400,000. Attached was a three year warrant for the purchase of an additional 1,000,000 shares of common stock at $0.40 per share. With respect to the strategic investment and the additional private placement in 2010 the Tombstone shares were recorded at cost with an amount of $400,000.

In April 2010 the company signed a subscription agreement in a private placement transaction for 25 Million shares of common stock for $0.04 per share with an attached warrant for additional 25 million shares of common stock for $0.10 per share. EuroGas has the right to nominate two members of the board of directors, including the position of the Chief Executive Officer.

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

In the event the company wishes to exercise the option to acquire the TEI Open Pit Mine, it must pay the Optionors $600,000 for Parcel A of the lands (approximately 200 acres), $400,000 for Parcel B of the lands (approximately 150 acres), and $540,000 for Parcel C of the lands (approximately 135 acres).

The interest in the TEI Open Pit Mine was recorded with $240,000 as investment at cost.

McCallan

McCallan is a private UK Company previously owned by Regent Ventures Ltd. Canada as to 45 % and by Mr. Hans D. Dietmann as to 55%. McCallan's main assets are its wholly-owned subsidiaries EuroGas Polska sp.zo.o ("EuroGas Polska"), a Polish company, and Vienna, Austria based EuroGas GmbH (“EuroGas Austria”).

Regent Ventures Ltd.

On May 1, 2008 the company signed a Share Option Agreement with Regent Ventures Ltd. (Regent), a Canadian public company, to acquire Regent's 45% interest in McCallan. Under the terms and conditions of the agreement, Regent has granted EuroGas the Option to purchase Regent's entire interest in McCallan in exchange for the issuance of 10 million common shares of EuroGas and a cash-payment of CDN $3 million payable in three stages. The company has issued the 10 Million restricted common shares of Euro Gas during 2008.

The date of the final cash-payment of 3 Million Can $was postponed by 2 amendment agreements until March 31, 2010. For the first amendment the company issued a signing bonus of 2 Million shares of restricted common stock of EuroGas in 2009 and for the second amendment 1 Million shares of non-restricted common stock of EuroGas have to be issued.

During April 2010, the Company entered into a further amending agreement with Regent, where Regent has extended the due date of the $3,000,000 cash payments to June 30, 2010. In consideration for the extension, the company agreed to issue an additional 1,000,000 shares to Regent, free of restriction from trading. In addition Regent exercised the option to elect to receive up to $1,500,000 of the cash payment due on closing in shares in the capital of the company at the lower of the then market price or $0.25 per share. Regent still may elect to convert also on the balance of the cash payment at the then market price of the shares.

Hans D. Dietmann

On May 28, 2008 the company entered into an agreement to acquire a 30% interest in McCallan from Mr. Hans D. Dietmann, McCallan's controlling shareholder and Managing Director, and secured an option to purchase an additional 25% interest in McCallan from Mr. Dietmann. The company purchased Mr. Dietmann's 30% interest by issuing 20,000,000 restricted EuroGas, Inc. common shares, 1 Million preferred shares of the company and by cash payments totalling US-$750,000.

On April 1, 2010 the company and Mr. Dietman entered into a final agreement enabling the company to purchase the remaining 25 % interest in McCallan for issuing 15 Million restricted common shares of the company as per the terms & conditions of the May 28, 2008 agreement. Mr. Dietmann relinquished the rights to the 1 Million preferred shares of the company.

The interest in McCallan was recorded at cost with an amount of $15,001,000 at March 31, 2010.

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

NOTE 5 – Accrued Liabilities

Judgment EuroGas Texas Corp.

EuroGas, Inc. has been notified by Texas EuroGas Corp., a Houston, Texas based private company (The “independent party”), that it has purchased the Judgment against EuroGas, Inc. and others in the original amount of $113 Million, plus accrued interest thereon. The Judgment against the Company et. al. was originally obtained in the South Texas Bankruptcy Court by the Bankruptcy Trustee of the McKenzie estate, Trustee Steve Smith of Houston, Texas in 2004. The independent party has received an assignment of the Judgment from Trustee Smith on September 24, 2007 after the Honorable Judge Brown of the South Texas Bankruptcy Court approved the sale of the Judgment on August 22, 2007 by Court Order. Trustee Smith had forced EuroGas, Inc. into involuntary bankruptcy (Chapter 7) in the fall of 2004 and EuroGas, Inc.’s remaining assets were sold at public auction in March 2006 in Salt Lake City, Utah. The involuntary bankruptcy of EuroGas, Inc. was closed and terminated by Court Order of the Utah Bankruptcy Court in February 2007.

The independent party, Texas EuroGas Corp., paid US-$1.6 million cash to the McKenzie Bankruptcy Trustee as specified and approved by the August 22, 2007, Court Order of the South Texas Bankruptcy Court. The independent party has also informed the Company that it will not seek legal redress towards the Company and others after having obtained the Judgment and is prepared to negotiate with the Company and others to redeem the Judgment.

Texas EuroGas Corporation, a Texas corporation, was established in 2007 by Mr. David Sacks, a Houston solicitor, acting as Trustee on behalf of Mr Hans D. Dietmann, a non-affiliated shareholder of the Company.

The entire financing of the purchase of the Judgment by Texas EuroGas Corp. from the Bankruptcy Trustee Steve Smith, as well as all the costs involved related to the purchase of the judgment by Texas EuroGas Corporation, was entirely financed by Mr. Dietmann, who provided approx. $800,000 cash, and by the CEO of EuroGas Inc., Mr. Wolfgang Rauball, who provided approx. $1,125,000 cash.

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

In addition to the financing of the purchase of the $113 million Judgment from Trustee Smith in September 2007 by the Company’s CEO Mr. Wolfgang Rauball and Mr. Dietmann, Trustee Smith had obtained a second Judgment against the company in early 2009 in a different case in the amount of approx. $125,000 plus accrued interest and had threatened to start again legal procedures to reopen bankruptcy proceedings under Chapter 7 against the Company. On April 30, 2009 Mr. Dietmann has also bought this Judgment from Trustee Smith and has also assigned his receivable for this second judgment to the Company.

For the transfer of the rights of ownership and the respective receivables, including accrued interest and costs since 2007, the company agreed to reimburse Mr. Dietmann $950,000 and Mr. Wolfgang Rauball $1,600,000. The loan accounts of Mr. Dietmann and Mr. Rauball were credited with these amounts in October 2009.

Mr. Wolfgang Rauball and Dr. Reinhard Rauball have paid a lump sum of $100,000 each in favor of the company to release both gentlemen from any claims under the Judgment to be held by the company.

The formal transfer of the ownership of EuroGas Texas Ltd. to the company has not taken place as of March 31, 2010. The final payment for Mr.Sacks’services is shown as an accrued liability in favour of Mr. Sacks with an estimated amount of $300,000. Mr. Sacks had already received $300,000 cash in May 2008 from Mr. Dietmann for his services in 2007/ 2008.

Salaries

The agreed salaries for the directors of the company have not been paid for several years due to the bankruptcy proceedings and the general financial situation of the company and the financial commitments by the company to acquire and support its various assets after the release from chapter 7 bankruptcy proceedings in 2007. At March 31, 2010 a total amount of $1,066,688 is recorded as accrued liability for outstanding salaries of Mr. Hank Blankenstein, Mr. Harald Schmidt and Mr. Wolfgang Rauball.

Rozmin

The company recorded an accrued liability of $1,500,000 at March 31, 2010 under the purchase agreement dated April 17, 2001 to purchase 57 % of Rozmin s.r.o. from Belmont Resources Ltd.

Rio Plata

5,500,000 common shares of the company are not allotted to Rio Plata at March 31, 2010 and were recorded as an accrued liability with an amount of $495,000.

Regent Ventures Ltd.

The signing bonus of 1,000,000 common shares of the company to extend the final deadline under the option agreement to purchase the 45 % interest in McCallan is not allotted yet in favor of Regent Ventures as at March 31, 2010 and is recorded as an accrued liability with an amount of $171,000 as well as the outstanding final payment of $3,000,000.

NOTE 6 — Shareholders Loan

Mr. Hans D. Dietmann, a non-affiliated shareholder of EuroGas, has provided miscellaneous business expenses on behalf of EuroGas. The resulting payable is presented in the accompanying financial statements as part of the Shareholders Loan of $1,753,500. On October 7, 2009 the shareholder gave notice to EuroGas Inc. to convert the entire loan due to the loan agreement into common stock of EuroGas at the average price traded on the US Pink Sheet for 90 Days prior to the conversion request. In June 2010 Mr. Dietmann cancelled the conversion request, because EuroGas failed to issue the shares within a period of over 8 month. The entire loan is now due for repayment on September 30, 2010 with an interest rate of 10 % p.a..

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

The investors have also been granted an option and a right of first refusal to earn a 60% working interest in future EuroGas projects. Furthermore, the investors intend to enter into a Master Financing Agreement, under which the investors are to inject further funds into EuroGas or its operations through a separate $7,000,000 convertible debenture. The investors would be able to convert their debenture into restricted EuroGas common stock at prices ranging from USD 0.25 to USD 0.50 per share over the next 3 years (USD 0.25 per share in the first year; USD 0.35 in the second year; and USD 0.50 in the third year).

On January 4, 2010 the company and Forstgarten agreed to terminate Forstgarten’s participation in the October 13, 2009 loan and option agreement and to repay Forstgarten’s portion of the $1,010,000 loan plus accrued interest under the terms and conditions of the convertible debenture.

NOTE 7 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:	March 31, 2010	Dec. 31, 2009

Loans from a key employee	$2,721,566	$882,684

Interest at 10%, unsecured.	$115,200	$88,268
Repayments	$(280,841)	$50,614
Transfer of Receivables against EuroGas Texas Corp. 2009		$1,600,000
Debit for release of Wolfgang Rauball and Dr. Reinhard Rauball		$(200,000)
Outstanding salaries 2003 - 2009	$2,100,000
Total Notes Payable to Related Parties	$4,655,925	$2,721,566

A part of this loan will be applied against the stock purchase with the exercise of the warrants owned by Wolfgang Rauball at the time the shares will be issued.

NOTE 8— PREFERRED AND COMMON STOCK

There are 260 shares of 1997 Series Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non- voting and accrues dividends at $60.00 per share, or 6 % annually. The 1997 Series preferred stock has a liquidation preference of $1,000.00 per share, plus unpaid dividends before liquidation payments applicable to common shares. The 1997 Series preferred stock, along with unpaid dividends thereon, is convertible in common shares at the rate of $1,000.00 divided by the lesser of 125 % of the average closing bid price for five trading days prior to issuance or 82% of the closing bid price for five trading days prior to conversion. Annual dividend requirements of the 1995 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at March 31, 2010:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1,000.00	$260,000		$60.00 $	15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $191,100 and $187,200 at March 31, 2010 and at December 31, 2009, respectively.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the three-months periods ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
Oil and Gas Sales	-	-

Depreciation, depletion and amortization		$71
General and administrative	$215,184	$254,892

Total Costs and Operating Expenses	$215,184	$254,963

Other Income (Expenses)
Interest Income	$35,600
Other Income
Interest expense	$(180,180)	$(22,067)
Income from Accrued Liability/Tax/settlement reduction
Gain/Loss on sale of securities available for sale		$41,123
Total Other Income (Expense)	$(144,580)	$19,056
Net Profit/Loss	$(359,764)	$(235,907)
Preferred Dividends	$(3,900)	$(3,900)
Net Profit/Loss	$(363,664)	$(239,807)
Basic and Diluted Profit/Loss Per Common Share	$(0.001)	$(0.0008)
Weighted Average Number of Common Shares Used in Per Share Calculation	322,220,436	303,220,436

Three months ended March 31, 2010 compared with three months ended March 31, 2009

     Revenues The Company had no oil and gas sales for the three months ended March 31, 2010 and for the three months ended March 31, 2009.

     Operating Expenses Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expense. General and administrative expenses were $215.184 for the three months ended March 31, 2010 compared to $254,963 for the three months ended March 31, 2009. Depreciation expense was $0 for the three months ended March 31, 2010 compared to $71 for the three months ended March 31, 2009.

     Other Income and Expense Interest expense was $180,180 for the three months ended March 31, 2010 compared to $22,067 during the three months ended March 31, 2009.

     Income Taxes Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of March 31, 2010 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

     Net Profit/ Loss The Company incurred a net loss of $(363,664) for the three months ended March 31, 2010 compared to a net loss of $(239,807) for the three months ended March 31, 2009.

     Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the three months ended March 31, 2010 compared to a loss of $0 in the three months ended March 31, 2009 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

     The Company had an accumulated deficit of $160,063,639 at March 31, 2010 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At March 31, 2010 the Company had current assets of $3,712,394 and liabilities of $15,989,395 resulting in a negative working capital of $(12,277,001).

     Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.

     While the Company had a positive amount of cash of $9,498 at March 31, 2010 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

Warning Regarding Forward-looking Statements and Factors that may affect Future Results

Factors That May Affect Future Results

     This report on Form 10-Q contains forward-looking statements. You can identify forward-looking statements by their use of the forward-looking words “anticipate,” “estimate,” “project,” “likely,” “believe,” “intend,” “expect,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations, or financial conditions, or state other forward-looking information. When considering the forward-looking statements made in this report, you should keep in mind the risks noted in “Factors That May Affect Future Results” below and other cautionary statements throughout this report. You should also keep in mind that all forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If one or more risks identified in this report or other filing materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.

     Our consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $160,063,639 at March 31, 2010. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

     We capitalize costs related to unproved gas and mineral properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On March 31, 2010, we had capitalized costs related to the acquisition of mineral properties not subject to amortization in the amount of $2,050,000.

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

     Most of the approximately 322,220,436 shares of common stock issued and outstanding as of March 31, 2010 are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

     EuroGas has authorized capital of 325,000,000 shares of common stock, par value $0.001 per share, and 3,661,968 shares of preferred stock, par value $0.001 per share. As of March 31, 2010 there were 322,220,436 shares of common stock and 260 shares of preferred stock issued.

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

The entire financing of the purchase of the Judgment by Texas EuroGas Corp. from the Bankruptcy Trustee Steve Smith, as well as all the costs involved related to the purchase of the judgment by Texas EuroGas Corporation, was entirely financed by Mr. Dietmann, who provided approx. $800,000 cash, and by the CEO of EuroGas Inc., Mr. Wolfgang Rauball, who provided approx. $1,125,000 cash.

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

In addition to the financing of the purchase of the $113 million judgment from Trustee Smith in September 2007 by the Company’s CEO Mr. Wolfgang Rauball and Mr. Dietmann, Trustee Smith had obtained a second judgment against the company in early 2009 in a different case in the amount of appr. $125,000 plus accrued interest and had threatened to start again legal procedures to reopen Bankruptcy proceedings under Chapter 7 against the Company. On April 30, 2009 Mr. Dietmann has also bought this judgment from Trustee Smith and has also assigned his receivable for this second judgment to the Company.

For the transfer of the rights of ownership and the respective receivables, including accrued interest and costs since 2007, the company agreed to reimburse Mr. Dietmann $950,000 and Mr. Wolfgang Rauball $1,600,000. The loan accounts of Mr. Dietmann and Mr. Rauball were credited with these amounts in October 2009.

Mr. Wolfgang Rauball and Dr. Reinhard Rauball have paid a lump sum of $100,000 each in favor of the company to release both gentlemen from any claims under the Judgment to be held by the company.

The formal transfer of the ownership of EuroGas Texas Ltd. to the company has not taken place as of March 31, 2010. The final payment for Mr.Sacks’ services is shown as an accrued liability in favour of Mr. Sacks with an estimated amount of $300,000. Mr. Sacks had already received $300,000 cash in May 2008 from Mr. Dietmann for his services in 2007/ 2008.

Spencer Clarke

Spencer Clarke, a New York based Investment House is claiming $375,000 in unpaid consulting fees from the company under a consulting agreement between Spencer Clarke and the company dated January 2, 2008.

The company has rejected the claim alleging that Spencer Clarke had not provided any services to the company since summer 2008 and is countersuing Spencer Clarke for a nominal amount of $1,000,000 for failure to provide services in the closing of a valuable Ukrainian CBM concession, which had been brought to the attention of the company earlier by a client of Spencer Clarke.

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

Spencer Clarke and the company had agreed to settle the lawsuit for a nominal $100,000 and to deposit the shares in Trust. However, Spencer Clarke’s solicitor rejected the settlement and demanded a higher cash amount and insisted on the delivery of the 1 Million shares of common stock of the company.

The company has advised its solicitor to go back to court.

Item 1 A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          None

Item 3. Defaults Upon Senior Securities                                                            None

Item 4.

Item 5. Other Information                                                                                      None

Item 6. Exhibits

Exhibit
Number	Title of Document	Location

2.1	Exchange Agreement between Northampton, Inc., and Energy Global, A.G.	Report on Form 8-K dated August 3, 1994, Exhibit No. 1*

2.2	Agreement and Plan of Merger between EuroGas, Inc., and Danube International Petroleum Company, Inc., dated July 3, 1996, as amended	Report on Form 8-K dated July 12, 1996, Exhibit No. 5*

2.3	English translation of Transfer Agreement between EuroGas and OMV, Inc. for the Acquisition of OMV (Yakut) Exploration GmbH dated June 11, 1997	Report on Form 8-K dated June 11, 1997 Exhibit No. 1*

2.4	Asset Exchange Agreement between EuroGas, Inc., and Beaver River Resources, Ltd., dated April 1, 1988	Report on Form S-1 dated July, 23, 1998 Exhibit No. 2.03*

3.1	Articles of Incorporation	Registration Statement on Form S-18, File No. 33- 1381-D Exhibit No. 1*

3.2	Amended Bylaws	Annual Report on Form 10-K for the fiscal year ended September 30, 1990, Exhibit No. 1*

3.3	Designation of Rights, Privileges, and Preferences of 1995 Series Preferred Stock	Quarterly Report on Form 10-QSB dated March 31, 1995, Exhibit No. 1*

3.4	Designation of Rights, Privileges, and Preferences of 1996 Series Preferred Stock	Report on Form 8-K dated July 12, 1996, Exhibit No. 1*

3.5	Designation of Rights, Privileges, and Preferences 1997 Series A Convertible Preferred Stock	Report on Form 8-K dated May 30, 1997 Exhibit No. 1*

3.6	Designation of Rights, Privileges, and Preferences of 1998 Series B Convertible Preferred Stock	Report on Form S-1 Dated July 23, 1998 Exhibit No. 3.06*

3.7	Articles of Share Exchange	Report on Form 8-K dated August 3, 1994, Exhibit No. 6*

3.8	Designation of Rights, Privileges, and Preferences of 1999 Series C 6% Convertible Preferred Stock	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

4.1	Subscription Agreement between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.01*

4.2	Warrant Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996, Exhibit No. 2*

4.3	Registration Rights Agreement Between EuroGas, Inc., and Thomson Kernaghan & Co., Ltd., dated May 29, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.02*

Exhibit
Number	Title of Document	Location

4.4	Registration Rights Agreement dated July 12, 1996, with Danube Shareholder	Report on Form 8-K dated July 12, 1996 Exhibit No. 3*

4.5	Registration Rights Agreement by and among EuroGas, Inc., and Finance Credit & Development Corporation, Ltd., dated June 30, 1997	Report on Form S-1 dated July 23, 1998 Exhibit No. 4.06*

4.6	Option granted to the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 10*

4.7	Registration Rights Agreement by and among EuroGas, Inc., and Kukui, Inc., and the Trustees of the Estate of Bernice Pauahi Bishop	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 11*

4.8	Option issued to OMV Aktiengesellschaft to acquire up to 2,000,000 shares of restricted common stock	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, Exhibit No. 13*

4.9	Form of Convertible Debenture issued on January 12, 2000.	Quarterly report on Form 10-Q dated March 31, 2000.

10.1	English translation of Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol-Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

10.2	Agreement between Polish Oil Gas Mining Joint Stock Company and EuroGas,Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2

10.3	1996 Stock Option and Award Plan	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 14*

10.4	Settlement Agreement by and among Kukui, Inc., and Pol-Tex Methane, Sp. zo.o., McKenzie Methane Rybnik, McKenzie Methane Jastrzebie, GlobeGas, B.V. (formerly known as McKenzie Methane Poland, B.V.), and the Unsecured Creditors’ Trust of the Bankruptcy Estate of McKenzie Methane Corporation	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas, Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

Exhibit
Number	Title of Document	Location

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources, Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. Z.o.o., Pol-Tex Methane Sp. Z.o.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas, Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas, Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas, Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas, Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas, Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas, Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

Exhibit
Number	Title of Document	Location

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007 *

10.47	EuroGas, Inc. address change December 31, 2007	Form 8-K filed on December 31,2007 *

10.48	Amended and Restated Bylaws dated April 27,2009	Form 8- K filed on June 10,2009 Exhibit No. 3.1

10.49	Share Option agreement dated April 22, 2008,between the Registrant and Regent ventures Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.1

10.50	Amending agreement dated November 3, 2008 between the registrant and Regent Ventures Ltd,	Form 8- K filed on June 10,2009 Exhibit No. 10.2

10.51	April 2,2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 60 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.3

10.52	April 2, 2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 40 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.4

Exhibit
Number	Title of Document	Location

10.53	April 2, 2009 Assignment Agreement between the registrant and Henry & Munroe, LLC.	Form 8- K filed on June 10,2009 Exhibit No. 10.5

10.54	April 2, 2009 Option Agreement between the registrant, Rio Plata Exploration & Mining Inc. and Piejo Partners, Inc.	Form 8- K filed on June 10,2009 Exhibit No. 10.6

10.55	August 1, 2008 Consulting Agreement between the registrant and Goette Financial Consulting Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.7

10.56	Warrant dated June 10, 2004 in favour of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.8

10.57	Warrant dated March 39, 2009 in favour of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.9

10.58	Warrant dated March 30, 2009 in favour of Herbert Zimmer	Form 8- K filed on June 10,2009 Exhibit No. 10.10

10.59	2006 Stock Option Plan	Form 8- K filed on June 10,2009 Exhibit No.10.11

10.60	Code of ethics and Business conduct dated April 27, 2009	Form 8- K filed on June 10,2009 Exhibit No. 14.1

10.61	News release dated April 23, 2009	Form 8- K filed on June 10,2009 Exhibit No. 99.1

21.1	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

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

DATE: June 29, 2010