Form 10-Q
period 2010-09-30
EUROGAS INC
filed 2010-11-26
CIK 783209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [   ]    No [X]

As of November 8, 2010, the registrant had 443,545,950 shares of common stock outstanding.

EUROGAS INC.

EUROGAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas Inc. management)

PART I - FINANCIAL INFORMATION

	September 30, 2010	Dec. 31, 2009
ASSETS
Current Assets
Cash	$19,550	$2,520

Other Receivables	$4,764,453	$3,348,567
TOTAL Current Assets	$4,784,003	$3,351,087

Mineral properties not subject to amortization	$2,050,000	$2,050,000

Furniture and office equipment		$3,983
Total Property and Equipment	$2,050,000	$2,053,983
Accumulated depletion, depreciation and amortization		$(3,983)
Net Property and Equipment	$2,050,000	$2,050,000

Investment, at cost	$20,006,001	$15,631,001
Total Assets	$26,840,004	$21,032,088

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accrued liabilities	$12,354,494	$9,550,007
Notes payable to related parties	$1,551,454	$2,721,566
Shareholders Loan	$1,433,242	$2,982,851
Total Current Liablities	$15,339,190	$15,254,424

Stockholders' Capital/Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 260 shares outstanding; liquidation preference:$ 260,000	$350,479	$350,479
Common stock, $0.001 par value; 650,000,000 shares authorized; 429,761,340 322,220,436 shares issued, respectively	$429,761	$322,220
Additional paid-in capital	$171,689,461	$164,806,302
Accumulated deficit	$(160,967,525)	$(159,699,975)
Treasury stock, at cost; 5,028 shares	$(1,362)	$(1,362)
Total Stockholders' Capital/Deficiency	$11,500,814	$5,777,664
Total Liabilities and Stockholders' Capital/Deficiency	$26,840,004	$21,032,088

EUROGAS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas Inc. management)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Oil and Gas Sales	$-	$-	$-	$-

Costs and Operating Expenses
Depreciation		71		213

General and administrative	390,493	354,765	815,471	877,053

Total Costs and Operating Expenses	390,493	354,836	815,471	877,266

Other Income (Expenses)
Interest Income	43,100		120,850
Unrealized Gain ( Loss) on sale of securities		(16,764)		305,995
Interest Expense	(177,930)	(23,154)	(561,229)	(87,038)

Net Other Income ( Expenses)	(134,830)	(39,918)	(440,379)	218,957

Profit / Loss Before Accounting Change	(525,323)	(394,754)	(1,255,850)	(658,309)

Preferred Dividends	(3,900)	(3,900)	(11,700)	(11,700)

Profit/Loss Applicable to Common Shares	$(529,223)	$(398,654)	$(1,267,550)	$(670,009)

Basic and Diluted Profit/Loss Per Common Share	(0,001)	(0.001)	(0,003)	(0,002)

Number of Common Shares Outstanding	429,761,340	322,220,436	429,761,340	322,220,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROGAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(The following statements have only been reviewed by EuroGas Inc. management)

Nine Months Ended
September 30, 2010
Cash Flows From Operating Activities

Net Profit /(Loss)	$(1,267,550)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation
Gain on sale of property and equipment	-

Impairment of mineral interests and equipment	-
Unrealized Gain on sale of securities
Changes in operating assets and liabilities:
Other receivables / investment	$(5,790,886)
Accrued liabilities	$84,766

Net Cash Used in Operating Activities	$(6,973,670)

Cash Flows From Investing Activities	-
Purchases of mineral interests, property and equipment
Proceeds from sale of interest in gas property and equipment	-
Proceeds from sale of investment in fixed-maturity securities	-
Proceeds from sale of securities available for sale
Net Cash Provided by (Used in) Investing Activities

Cash Flows From Financing Activities
Proceeds from issuance of common stock	6,990,700
Shareholders Loan
Proceeds of issuance of notes payable to related parties
Acquisition of treasury stock
Net Cash Provided by (Used in) Financing Activities	6,990,700

Effect of Exchange Rate Changes on Cash	-

Net Increase (Decrease) in Cash	$17,030

Cash at Beginning of Period	$2,520

Cash at End of Period	$19,550

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

Business Condition - EuroGas has accumulated a deficit of $(160,967,525) through September 30, 2010. At September 30, 2010, the Company had a working capital of $(10,555,187) and a capital of $ 11,500,814. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Realization of the investment in properties and equipment is dependent upon management obtaining financing for exploration, development and production of its properties. In addition, if exploration or evaluation of property and equipment is unsuccessful, all or a portion of the remaining recorded amount of those properties will be recognized as impairment losses. Payment of current liabilities will require substantial additional financing. Management of the Company plans to finance operations, explore and develop its properties and pay its liabilities through borrowing, through sale of interests in its properties, through advances received against future talc sales and through the issuance of additional equity securities. Although realization of any of these planned transactions is not assured, management of the Company still was able to raise new capital and acquire new assets through a combination of cash and the issuance of additional equity securities after the Chapter 7 bankruptcy proceedings were formally terminated by the Bankruptcy Court of Utah in February 2007. At the time of the formal termination of the Chapter 7 bankruptcy proceedings the Company had approx. 200,000,000 shares outstanding without any assets, while until September 30, 2010 the Company was able to accumulate new assets by issuing approx. 229,000,000 new shares bringing the total number of outstanding shares to 429,761,340.

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

Note 2 Other Receivables

Other Receivables reflect a short term loan by EuroGas Inc. to McCallan for working capital and advances to EuroGas Polska Sp.z.o.o. and EuroGas GmbH with a balance of US $ 4,152,551 at September 30, 2010 including interest.

Other Receivables reflect a short term loan by EuroGas Inc. to Rozmin s.r.o. for working capital with a balance of $432,860 at September 30, 2010.

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

With respect to the strategic investment the Tombstone shares were recorded at cost with an amount of $ 700,000 at September 30, 2010.

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

The interest in the TEI Open Pit Mine was recorded at September 30, 2010 with $305,000 as investment at cost.

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

The date of the final cash-payment of CDN 3 Million $ was postponed by 2 amendment agreements until March 31, 2010. For the first amendment the company issued a signing bonus of 2 Million shares of restricted common stock of EuroGas in 2009 and for the second amendment 1 Million shares of non-restricted common stock of EuroGas were issued.

During April 2010, the Company entered into a further amending agreement with Regent, where Regent has extended the due date of the $3,000,000 cash payments to June 30, 2010. During June 2010, the Company entered into a further amending agreement with Regent, where Regent has extended the due date of the $3,000,000 cash payments until further notice.

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

On April 1, 2010 the company and Mr. Dietman entered into a final agreement enabling the company to purchase the remaining 25 % interest in McCallan for issuing 15 Million restricted common shares of the company as per the terms and conditions of the May 28, 2008 agreement. Mr. Dietmann relinquished the rights to the 1,000,000 preferred shares of the company. The 15 Million restricted common shares of the company are not issued yet.

The interest in McCallan was recorded at cost with an amount of $19,001,000 at September 30, 2010.

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

The formal transfer of the ownership of EuroGas Texas Ltd. to the company has not taken place as of September 30, 2010. The final payment for Mr. Sacks’ services is shown as an accrued liability in favor of Mr. Sacks with an estimated amount of $300,000. Mr. Sacks had already received $300,000 cash in May 2008 from Mr. Dietmann for his services in 2007/ 2008.

Salaries

The agreed salaries for the directors of the company have not been paid for several years due to the bankruptcy proceedings and the general financial situation of the company and the financial commitments by the company to acquire and support its various assets after the release from chapter 7 bankruptcy proceedings in 2007. At September 30, 2010 a total amount of $927,688 is recorded as accrued liability for outstanding salaries of Mr. Hank Blankenstein.

Rozmin

The company recorded an accrued liability of $1,500,000 at September 30, 2010 under the purchase agreement dated April 17, 2001 to purchase 57 % of Rozmin s.r.o. from Belmont Resources Ltd.

Rio Plata

5,500,000 common shares of the company are not allotted to Rio Plata at September 30, 2010 and were recorded as an accrued liability with an amount of $495,000.

Regent Ventures Ltd.

The outstanding final payment of $ 3,000,000 to purchase the 45 % interest in McCallan is recorded as an accrued liability at September 30, 2010.

NOTE 6 — Shareholders Loan

Mr. Hans D. Dietmann, a non-affiliated shareholder of EuroGas, has provided miscellaneous business expenses on behalf of EuroGas in 2009. On October 7, 2009 the shareholder gave notice to EuroGas Inc. to convert the entire loan due to the loan agreement into common stock of EuroGas at the average price traded on the US Pink Sheet for 90 Days prior to the conversion request.In June 2010 Mr. Dietmann cancelled the conversion request, because EuroGas failed to issue the shares within a period of over 8 months. The entire loan was now due for repayment on September 30, 2010 with an interest rate of 10 % p.a. In order to avoid a default situation on September 30, 2010 the company requested Mr. Dietmann to extend the deadline, which Mr. Dietmann refused, but he agreed to accept shares based on the previously agreed terms and conditions. On September 30, 2010 Mr. Dietmann received 19,480,555 shares of common stock of EuroGas in consideration of his original loan of $ 1,753,249.

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

NOTE 7 — NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties are considered current and consist of:

	September	Dec. 31,
	30, 2010	2009

Loans from a key employee	$2,721,566	$882,684

Interest at 10%, unsecured.	$342,850	$88,268
Additional loans from Wolfgang Rauball in 2010	$183,088	$50,614
Transfer of Receivables against EuroGas Texas Corp. 2009		$1,600,000
Debit for release of Wolfgang Rauball and Dr. Reinhard Rauball		$(200,000)
Outstanding salaries 2003 – September 2010	$2,325,000
Issuance of 80,421,000 shares of restricted common stock	-4,021,050
Total Notes Payable to Related Parties	$1,551,454	$2,721,566

NOTE 8— PREFERRED AND COMMON STOCK

There are 260 shares of 1997 Series Preferred Stock (the “1997 Series preferred stock”). The 1997 Series preferred stock is non- voting and accrues dividends at $60.00 per share, or 6 % annually. The 1997 Series preferred stock has a liquidation preference of $1,000.00 per share, plus unpaid dividends before liquidation payments applicable to common shares. The 1997 Series preferred stock, along with unpaid dividends thereon, is convertible in common shares at the rate of $1,000.00 divided by the lesser of 125 % of the average closing bid price for five trading days prior to issuance or 82% of the closing bid price for five trading days prior to conversion. Annual dividend requirements of the 1997 Series preferred stock are $15,600. The following is a summary of the preferred stock outstanding at September 30, 2010:

			Liquidation Preference			Annual Dividend
						Requirement
	Shares
	Outstanding		Per Share	Total		Per Share	Total
Designation
1997 Series	260		$1,000.00	$260,000		$60.00	$15,600
Total	260	$		260,000	$		15,600

Aggregate accrued dividends on preferred stock were $198,900 and $187,200 at September 30, 2010 and at December 31, 2009, respectively.

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

Results of Operations – The following table sets forth consolidated income statement data and other selected operating data for the nine-months periods ended September 30, 2010 and 2009, respectively.

	For the Nine Months Ended
	September	September
	30,	30,
	2010	2009
Oil and Gas Sales	-	-

Depreciation, depletion and amortization		$213
General and administrative	$815,471	$877,053
Total Costs and Operating Expenses	$815,471	$877,266

Other Income (Expenses)
Interest Income	$120,850
Other Income
Interest Expense	$(561,229)	$(87,038)
Gain/Loss on sale of securities available for sale		$305,995
Total Other Income (Expense)	$(440,379)	$218,957
Net Profit/Loss	$(1,255,850)	$(658,309)
Preferred Dividends	$(11,700)	$(11,700)
Net Profit/Loss	$(1,267,550)	$(670,009)
Basic and Diluted Profit/Loss Per Common Share	$(0.003)	$(0.002)
Weighted Average Number of Common Shares Used in Per Share Calculation	429,761,340	322,220,436

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Revenues

The Company had no oil and gas sales for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.

Operating Expenses

Operating expenses primarily include general and administrative expenses, depreciation, impairment of mineral interests and equipment and litigation settlement expenses. General and administrative expenses were $ 815,471 for the nine months ended September 30, 2010 compared to $ 877,053 for the nine months ended September 30, 2009. Depreciation expense was $ 0 for the nine months ended September 30, 2010 compared to $ 213 for the nine months ended September 30, 2009.

Other Income and Expense

Interest expense was $ 561,229 for the nine months ended September 30, 2010 compared to $ 87,038 during the nine months ended September 30, 2009.

Income Taxes

Historically, the Company has not been required to pay income taxes due to the Company's absence of net profits. For future years, the Company anticipates that it will be able to utilize operating loss carry forwards in the United States of America of approximately $18,350,000 as of September 30, 2010 to offset profits, if and when achieved, resulting in a reduction in income taxes payable. However, to the extent accumulated deficits have not been incurred in countries where income is earned, such offsets will not be available.

Net Profit/ Loss

The Company incurred a net loss of $(1,267,550) for the nine months ended September 30, 2010 compared to a net loss of $(670,009) for the nine months ended September 30, 2009.

Due to the fluctuating economies of the Eastern European countries in which the Company operates, the Company is subject to fluctuations in currency exchange rates that can result in the recognition of significant gains or losses during any period. The Company recognized a loss of $0 in the nine months ended September 30, 2010 compared to a loss of $0 in the nine months ended September 30, 2009 as a result of exchange rate changes and currency transactions during these periods. The Company does not currently employ any hedging techniques to protect against the risk of currency fluctuations.

Capital and Liquidity

The Company had an accumulated deficit of $160,967,525 at September 30, 2010 substantially all of which has been funded out of proceeds received from the issuance of stock and the incurrence of liabilities. At September 30, 2010 the Company had current assets of $ 4,784,003 and current liabilities of $ 15,339,190 resulting in a negative working capital of $(10,555,187).

Throughout its existence, the Company has relied on cash from financing activities to provide the funds required for acquisitions and operating activities.

While the Company had a positive amount of cash of $ 19,550 at September 30, 2010 it had substantial short-term and long-term financial commitments. As noted above, the Company has relied principally on cash provided from equity and debt transactions to meet its cash requirements. The Company does not have sufficient cash to meet its short-term or long-term needs, and it will require additional cash, either from financing transactions or operating activities, to meet its immediate and long-term obligations. There can be no assurance that the Company will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be available to the Company on reasonable terms. If the Company is able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely continue to experience further dilution of their percentage ownership of the Company.

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

We have incurred significant losses since inception, which have resulted in an accumulated deficit of $160,967,525 at September 30, 2010. These losses and this significant deficit raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

We capitalize costs related to unproved gas and mineral properties under the full cost method. We review our unproved properties periodically to assess whether an impairment allowance should be recorded. On September 30, 2010, we had capitalized costs related to the acquisition of mineral properties not subject to amortization in the amount of $ 2,050,000.

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

Most of the approximately 429,761,340 shares of common stock issued and outstanding as of September 30, 2010 are free trading or are eligible for resale under Rule 144 under the Securities Act. Although the resale of certain of these shares may be subject to the volume limitations and other restrictions under Rule 144, the possible resale of the remaining shares may have an adverse effect on the market price for our common stock.

On August 23, 2010, the special shareholders’ meeting subject of our Information Statement previously filed on Edgar and mailed to the shareholders in early August was held. At that meeting, the proposed Amendment to Article IV of our Amended and Restated Articles, increasing our authorized preferred and common shares, was duly approved and adopted. Thereafter, we filed a Certificate of Amendment with the Utah Department of Commerce and Commercial Code by which the Amendment was deemed effective on the date of its adoption, namely, August 23, 2010. We have since obtained a Confirmation Order in the state court proceeding discussed in our Information Statement and received approval of the Third District Court of the State of Utah confirming the results of the court-ordered shareholders’ meeting.

EuroGas has authorized capital of 650,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2010 there were 429,761,340 shares of common stock and 260 shares of preferred stock issued.

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

Item 1 A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.

Item 5. Other Information

On September 24, 2010 Mr. Alexander Danicek accepted the offer to serve as a Director and Officer ( Senior Vice President Central & East Europe) of EuroGas Inc. Mr. Danicek will be responsible for the company`s activities in Eastern Europe and will coordinate the company`s applications to obtain licenses for unconventional gas in Ukraine. He speaks fluently Russian, German and English and has worked many years as an engineer in Moscow.

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

Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 15*

10.5	Acquisition Agreement between EuroGas Inc., and Belmont Resources, Inc., dated July 22, 1998	Report on Form S-1 dated July 23, 1998 Exhibit No. 10.20*

10.6	General Agreement governing the operation of McKenzie Methane Poland, B.V.	Report on Form 8-K dated August 3, 1994, Exhibit No. 2*

10.7	Concession Agreement between Ministry of Environmental Protection, Natural Resources, and Forestry and Pol-Tex Methane Ltd.	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 18*

Exhibit
Number	Title of Document	Location

10.8	Association Agreement between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 19*

10.9	Agreement between Moravske’ Naftove’ Doly a.s. and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year Ended December 31, 1995, Exhibit No. 20*

10.10	Form of Convertible Debenture	Report on Form 8-K dated August 3, 1994, Exhibit No. 7*

10.11	Form of Promissory Note, as amended, with attached list of shareholders	Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, Exhibit No. 23*

10.12	Amendment #1 to the Association Agreement Entered on 13th July 1995, between NAFTA a.s. Gbely and Danube International Petroleum Company	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 25*

10.13	Acquisition Agreement by and among Belmont Resources Inc., EuroGas Incorporated, dated October 9, 1998	Form 10-Q Dated September 30, 1998 Exhibit No. 1*

10.14	Letter of Intent by and between Polish Oil and Gas Company and Pol-Tex Methane, dated April 28, 1997	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1996, Exhibit No. 27*

10.15	Purchase and Sale Agreement between Texaco Slask Sp. Z.o.o., Pol-Tex Methane Sp. Z.o.o. and GlobeGas B.V.	Report on Form 8-K Dated March 24, 1997 Exhibit No. 1*

10.17	English translation of Proposed Exploration and Production Sharing Contract for Hydrocarbons between the Republic of Sakha (Yakutia) and the Russian Federation and the TAKT Joint Venture	Report on Form 8- K/A Dated June 11, 1997 Exhibit No. 4*

10.18	English translation of Agreement on Joint Investment and Production Activities between EuroGas Inc., and Zahidukrgeologia, dated May 14, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.21*

10.19	English translation of Statutory Agreement of Association of Limited Liability Company with Foreign Investments between EuroGas Inc., and Makyivs’ke Girs’ke Tovarystvo, dated June 17, 1998	Registration Statement on Form S-1 dated July 23, 1998 Exhibit No. 10.22*

10.20	Partnership Agreement between EuroGas Inc., and RWE-DEA Aktiengesellschaft for Mineraloel and Chemie AG, date July 22, 1998	Amendment No. 1 to Registration Statement on Form S-1 dated August 3, 1998 Exhibit No. 10.23

10.21	Mining Usufruct Contract between The Minister of Environmental Protection, Natural Resources and Forestry of the Republic of Poland and Pol- Tex Methane, dated October 3, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 1*

Exhibit
Number	Title of Document	Location

10.22	Agreement between Polish Oil and Gas Mining JointStock Company and EuroGas Inc., dated October 23, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 2*

10.23	Agreement for Acquisition of 5% Interest in a Subsidiary by and between EuroGas Inc., B. Grohe, and T. Koerfer, dated November 11, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 3*

10.24	Option Agreement by and between EuroGas Inc., and Beaver River Resources, Ltd., dated October 31, 1997	Quarterly Report on Form 10-Q dated September 30, 1997 Exhibit No. 4*

10.25	Lease Agreement dated September 3, 1996, between Potomac Corporation and the Company; Letter of Amendment dated September 30, 1999.	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.26	Sublease dated November 2, 1999, between Scotdean Limited and the Company	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.27	Securities Purchase Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.28	Registration Rights Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.29	Supplemental Agreement dated November 4, 1999, between the Company and Arkledun Drive LLC	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.30	Executive Employment Agreement dated April 20, 1999 between the Company and Karl Arleth	Registration Statement on Form S-1, File No. 333- 92009, filed on December 2, 1999

10.31	Settlement Agreement dated June 16, 2000, between the Company and FCOC	Form 10-K for year ended December 31, 2000

10.32	Securities Purchase Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.33	Registration Rights Agreement dated October 2, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.34	Settlement Agreement dated November 14, 2000, between the Company and Arkledun Drive LLC	Form 10-K for year ended December 31, 2000

10.35	Consulting Agreement dated September 18, 2000, between the Company and Spinneret Financial Systems, Ltd.	Form 10-K for year ended December 31, 2000

10.36	Securities Purchase Agreement dated March 27, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

Exhibit
Number	Title of Document	Location

10.37	Agreement dated April 9, 2001 between the Company and Belmont Resources Inc.	Form 10-K for year ended December 31, 2000

10.38	Warrant Agreement dated September 8, 2000 with Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.39	Warrant Agreement dated September 8, 2000 with Rockwell International Ltd.	Form 10-K for year ended December 31, 2000

10.40	Warrant Agreement dated September 8, 2000 with Conquest Financial Corporation	Form 10-K for year ended December 31, 2000

10.41	Termination and Transfer Agreement dated June 23, 2000 between the Company and Belmont Resources, Inc.	Form 10-K for year ended December 31, 2000

10.42	Loan Agreement dated March 3, 1999 between the Company and Pan Asia Mining Corp.	Form 10-K for year ended December 31, 2000

10.43	Agreement dated July 14, 2000 between the Company and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.44	Amended Agreement dated July 25, 2000 between the Company, Pan Asia Mining Corp., and Oxbridge Limited	Form 10-K for year ended December 31, 2000

10.45	Settlement Agreement dated November 20, 2000 between the Company and Beaver River Resources, Ltd.	Form 10-K for year ended December 31, 2000

10.46	Purchase of Judgment from Texas Bankruptcy Trustee on October 10. 2007/	Form 8-K filed on October 10,2007 *

10.47	EuroGas Inc. address change December 31, 2007	Form 8-K filed on December 31,2007 *

10.48	Amended and Restated Bylaws dated April 27,2009	Form 8- K filed on June 10,2009 Exhibit No. 3.1

10.49	Share Option agreement dated April 22, 2008,between the Registrant and Regent ventures Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.1

10.50	Amending agreement dated November 3, 2008 between the registrant and Regent Ventures Ltd,	Form 8- K filed on June 10,2009 Exhibit No. 10.2

10.51	April 2,2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 60 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.3

10.52	April 2, 2009 Option Agreement between the registrant and Rio Plata Exploration & Mining Inc. with respect to the 40 % acquisition of the Tombstone Sandwich Claims.	Form 8- K filed on June 10,2009 Exhibit No. 10.4

Exhibit
Number	Title of Document	Location

10.53	April 2, 2009 Assignment Agreement between the registrant and Henry & Munroe, LLC.	Form 8- K filed on June 10,2009 Exhibit No. 10.5

10.54	April 2, 2009 Option Agreement between the registrant, Rio Plata Exploration & Mining Inc. and Piejo Partners, Inc.	Form 8- K filed on June 10,2009 Exhibit No. 10.6

10.55	August 1, 2008 Consulting Agreement between the registrant and Goette Financial Consulting Ltd.	Form 8- K filed on June 10,2009 Exhibit No. 10.7

10.56	Warrant dated June 10, 2004 in favor of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.8

10.57	Warrant dated March 39, 2009 in favor of Wolfgang Rauball	Form 8- K filed on June 10,2009 Exhibit No. 10.9

10.58	Warrant dated March 30, 2009 in favor of Herbert Zimmer	Form 8- K filed on June 10,2009 Exhibit No. 10.10

10.59	2006 Stock Option Plan	Form 8- K filed on June 10,2009 Exhibit No.10.11

10.60	Code of ethics and Business conduct dated April 27, 2009	Form 8- K filed on June 10,2009 Exhibit No. 14.1

10.61	News release dated April 23, 2009	Form 8- K filed on June 10,2009 Exhibit No. 99.1

10.62	Amendments to Articles of Incorporation or Bylaw	Form 8-K filed on September 14, 2010

21.1	Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995, Exhibit No. 24*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

*Incorporated by reference

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROGAS INC.
(Registrant)

By	/s/ Wolfgang Rauball
Wolfgang Rauball
Chief Executive Officer

By	/s Harald Schmidt
Harald Schmidt
Interim Financial Officer

DATE: November 25, 2010